Form 10-Q
period 2015-06-30
Univar Inc.
filed 2015-08-06
CIK 1494319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-37443

Univar Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-1251958
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3075 Highland Parkway, Suite 200 Downers Grove, Illinois	60515
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (331) 777-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

At July 17, 2015, 137,947,059 shares of the registrant’s common stock, $0.01 par value, were outstanding.

Univar Inc.

Form 10-Q

For the quarterly period ended June 30, 2015

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

Univar Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

		Three months ended June 30,		Six months ended June 30,
(in millions, except share and per share data)	Note	2015	2014	2015	2014

Net sales		$2,510.1	$2,861.4	$4,809.2	$5,377.8
Cost of goods sold (exclusive of depreciation)		2,042.9	2,360.9	3,880.4	4,404.9

Gross profit		467.2	500.5	928.8	972.9
Operating expenses:
Outbound freight and handling		81.5	93.6	166.0	181.4
Warehousing, selling and administrative		217.1	230.5	448.5	469.5
Other operating expenses, net	5	39.0	25.6	47.1	47.3
Depreciation		37.7	30.6	69.7	61.2
Amortization		22.4	24.1	44.3	47.8

Total operating expenses		397.7	404.4	775.6	807.2

Operating income		69.5	96.1	153.2	165.7

Other (expense) income:
Interest income		1.5	2.5	2.7	4.9
Interest expense		(64.6)	(67.3)	(129.0)	(133.6)
Loss on extinguishment of debt	11	(7.3)	—	(7.3)	(1.2)
Other expense, net	7	(12.1)	(2.0)	(5.3)	(3.9)

Total other expense		(82.5)	(66.8)	(138.9)	(133.8)

(Loss) income before income taxes		(13.0)	29.3	14.3	31.9
Income tax (benefit) expense	8	(0.6)	9.8	7.0	15.2

Net (loss) income		$(12.4)	$19.5	$7.3	$16.7

(Loss) income per common share:
Basic	9	$(0.12)	$0.20	$0.07	$0.16
Diluted	9	(0.12)	0.20	0.07	0.16
Weighted average common shares outstanding:
Basic	9	102,846,681	99,713,076	101,377,921	99,679,015
Diluted	9	102,846,681	100,362,747	101,956,005	100,045,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

		Three months ended June 30,		Six months ended June 30,
(in millions)	Note	2015	2014	2015	2014

Net (loss) income		$(12.4)	$19.5	$7.3	$16.7
Other comprehensive income (loss), net of tax:
Foreign currency translation	10	21.7	41.7	(96.3)	2.2
Pension and other postretirement benefit adjustment	10	(1.9)	(1.9)	(3.7)	(3.7)
Derivative financial instruments	10	5.0	(2.4)	3.7	(2.3)

Total other comprehensive income (loss), net of tax		24.8	37.4	(96.3)	(3.8)

Comprehensive income (loss)		$12.4	$56.9	$(89.0)	$12.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in millions, except share and per share data)	Note	June 30, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents		$197.0	$206.0
Trade accounts receivable, net		1,407.6	1,277.5
Inventories		902.8	942.7
Prepaid expenses and other current assets		154.1	158.5
Deferred tax assets		52.4	37.1

Total current assets		2,713.9	2,621.8

Property, plant and equipment, net	12	1,032.4	1,032.3
Goodwill		1,737.1	1,767.6
Intangible assets, net	12	526.6	574.9
Deferred tax assets		10.0	15.5
Other assets		61.7	64.5

Total assets		$6,081.7	$6,076.6

Liabilities and stockholders’ equity
Current liabilities:
Short-term financing	11	$38.6	$61.1
Trade accounts payable		1,185.0	991.9
Current portion of long-term debt	11	69.4	80.7
Accrued compensation		65.4	73.7
Other accrued expenses	12	253.1	308.1
Deferred tax liabilities		0.6	3.4

Total current liabilities		1,612.1	1,518.9

Long-term debt	11	3,006.2	3,739.5
Pension and other postretirement benefit liabilities		273.9	304.5
Deferred tax liabilities		128.9	119.7
Other long-term liabilities		136.9	145.9
Commitment and contingencies	15	—	—
Stockholders’ equity:
Preferred stock, 200,000,000 shares authorized at $0.01 par value with no shares outstanding as of June 30, 2015 and December 31, 2014		—	—
Common stock, 2,000,000,000 shares authorized at $0.01 par value with 137,947,059 shares issued and outstanding at June 30, 2015; 370,181,733 shares authorized at $0.000000028 par value with 100,190,194 shares issued and outstanding at December 31, 2014		1.4	—
Additional paid-in capital		2,221.0	1,457.6
Accumulated deficit		(994.2)	(1,001.3)
Accumulated other comprehensive loss	10	(304.5)	(208.2)

Total stockholders’ equity		923.7	248.1

Total liabilities and stockholders’ equity		$6,081.7	$6,076.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

		Six months ended June 30,
(in millions)	Note	2015	2014

Operating activities:
Net income		$7.3	$16.7
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Depreciation and amortization		114.0	109.0
Amortization of deferred financing fees and debt discount		8.0	8.2
Amortization of pension credit from accumulated other comprehensive loss	10	(6.0)	(6.0)
Loss on extinguishment of debt	11	7.3	1.2
Deferred income taxes		(1.8)	6.2
Stock-based compensation expense	5	3.4	7.6
Other		(0.6)	0.4
Changes in operating assets and liabilities:
Trade accounts receivable, net		(172.2)	(374.8)
Inventories		8.3	(94.5)
Prepaid expenses and other current assets		(2.0)	(7.5)
Trade accounts payable		227.8	311.2
Pensions and other postretirement benefit liabilities		(31.0)	(23.7)
Other, net		(53.9)	(29.9)

Net cash provided by (used by) operating activities		108.6	(75.9)

Investing activities:
Purchases of property, plant and equipment		(62.4)	(48.4)
Purchase of a business, net of cash acquired		(18.6)	—
Proceeds from sale of property, plant and equipment		5.0	1.7
Other		(5.5)	(1.0)

Net cash used by investing activities		(81.5)	(47.7)

Financing activities:
Proceeds from sale of common stock		765.8	3.0
Proceeds from the issuance of long-term debt	11	—	163.3
Payments on long-term debt and capital lease obligations	11	(763.1)	(39.8)
Short-term financing, net	11	(11.2)	(11.9)
Financing fees paid	11	—	(5.0)
Other		(1.9)	(3.6)

Net cash (used by) provided by financing activities		(10.4)	106.0

Effect of exchange rate changes on cash and cash equivalents		(25.7)	0.4

Net decrease in cash and cash equivalents		(9.0)	(17.2)

Cash and cash equivalents at beginning of period		206.0	180.4

Cash and cash equivalents at end of period		$197.0	$163.2

Supplemental disclosure of cash flow information
Non-cash activities:
Additions of property, plant and equipment included in trade accounts payable and other accrued expenses		$11.7	$4.7
Additions of property, plant and equipment under a capital lease obligation		30.1	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in millions, except per share data)	Common stock (shares)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total

Balance, January 1, 2014	99,956,821	$—	$1,444.0	$ (981.0)	$(81.7)	$381.3
Net loss	—	—	—	(20.1)	—	(20.1)
Foreign currency translation adjustment, net of tax $9.3	—	—	—	—	(118.3)	(118.3)
Pension and other postretirement benefits adjustment, net of tax $4.6	—	—	—	—	(7.3)	(7.3)
Derivative financial instruments, net of tax $0.5	—	—	—	—	(0.9)	(0.9)
Share issuances	159,322	—	3.0	—	—	3.0
Share repurchases	(351,351)	—	(7.8)	(0.2)	—	(8.0)
Stock option exercises	324,619	—	6.2	—	—	6.2
Stock-based compensation	100,783	—	12.1	—	—	12.1
Excess tax benefit from stock-based compensation	—	—	0.1	—	—	0.1

Balance, December 31, 2014	100,190,194	$—	$1,457.6	$(1,001.3)	$(208.2)	$248.1

Net income	—	—	—	7.3	—	7.3
Foreign currency translation adjustment, net of tax $0.0	—	—	—	—	(96.3)	(96.3)
Pension and other postretirement benefits adjustment, net of tax $2.3	—	—	—	—	(3.7)	(3.7)
Derivative financial instruments, net of tax $(2.1)	—	—	—	—	3.7	3.7
Share issuances	37,743,636	—	761.8	—	—	761.8
Change in par value of common stock to $0.01	—	1.4	(1.4)	—	—	—
Share repurchases	(76,482)	—	(1.5)	(0.2)	—	(1.7)
Stock option exercises	54,056	—	1.1	—	—	1.1
Stock-based compensation	35,655	—	3.4	—	—	3.4

Balance, June 30, 2015	137,947,059	$1.4	$2,221.0	$(994.2)	$(304.5)	$923.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2015 and

For the Three and Six Month Periods Ended June 30, 2015 and 2014

(Unaudited)

1.	Nature of operations

Headquartered in Downers Grove, Illinois, Univar Inc. (“the Company” or “Univar”) is a leading global distributor of commodity and specialty chemicals. The Company’s operations are structured into four operating segments that represent the geographic areas under which the Company manages its business:

•	Univar USA (“USA”)

•	Univar Canada (“Canada”)

•	Univar Europe, the Middle East and Africa (“EMEA”)

•	Rest of World (“Rest of World”)

Rest of World includes certain developing businesses in Latin America (including Brazil and Mexico) and the Asia-Pacific region.

Initial public offering

On June 23, 2015, the Company closed its initial public offering (“IPO”) in which the Company issued and sold 20.0 million shares of common stock at a public offering price of $22.00 per share. In addition, the Company completed a concurrent private placement of $350.0 million for shares of common stock (17.6 million shares) to Dahlia Investments Pte. Ltd., an indirect wholly owned subsidiary of Temasek Holdings (Private) Limited. The Company received total net proceeds of approximately $760 million after deducting underwriting discounts and commissions and other offering expenses of approximately $30 million. These expenses were recorded against the proceeds received from the IPO.

Certain selling stockholders sold an additional 25.3 million shares of common stock in the IPO and concurrent private placement. The Company did not receive any proceeds from the sale of these shares.

In connection with the IPO and pursuant to Rule 424(b), the Company filed its final prospectus (“Final Prospectus”) with the Securities and Exchange Commission on June 19, 2015.

Common stock split

On June 5, 2015, the Company effected a 1.9845 for 1 reverse stock split to stockholders of record as of June 5, 2015. All share and per share information in our condensed consolidated financial statements and notes have been retroactively adjusted to reflect this reverse stock split.

Stock-based compensation

In June 2015, the Company replaced and succeeded the Univar Inc. 2011 Stock Incentive Plan (the “2011 Stock Incentive Plan”) with the Univar Inc. 2015 Omnibus Equity Incentive Plan (the “2015 Stock Incentive Plan”). The 2011 Stock Incentive Plan will have no further awards granted and any available reserves under the 2011 Stock Incentive Plan were terminated and not transferred to the 2015 Stock Incentive Plan. There were no changes to the outstanding awards related to the 2011 Stock Incentive Plan. As of June 30, 2015, there were 5.1 million stock options outstanding and 0.3 million unvested shares of restricted stock under the 2011 Stock Incentive Plan.

The 2015 Stock Incentive Plan allows the Company to issue awards to employees, consultants, and directors of the Company and its subsidiaries. Awards may be made in the form of stock options, stock purchase rights, restricted stock, restricted stock units, performance shares, performance units, stock appreciation rights, dividend equivalents, deferred share units or other stock-based awards. As of June 30, 2015, there were 4.0 million awards authorized under the 2015 Stock Incentive Plan and 0.1 million unvested shares of restricted stock.

2.	Basis of presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) as applicable to interim financial reporting. Unless otherwise indicated, all financial data presented in these condensed consolidated financial statements are expressed in US dollars. These condensed consolidated financial statements, in the Company’s opinion, include all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, comprehensive income (loss) and cash flows. The results of operations for the periods presented are not necessarily indicative of the operating results that may be expected for the full year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Final Prospectus.

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. Subsidiaries are consolidated if the Company has a controlling financial interest, which may exist based on ownership of a majority of the voting interest, or based on the Company’s determination that it is the primary beneficiary of a variable interest entity (“VIE”) or if otherwise required by US GAAP. The Company did not have any material interests in variable interest entities during the periods presented in these condensed consolidated financial statements. All intercompany balances and transactions are eliminated in consolidation.

The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ materially from these estimates.

3.	Significant accounting policies

In addition to the significant accounting policies disclosed in the Final Prospectus the following accounting policies are also deemed to be significant:

Property, plant and equipment, net

Property, plant and equipment are carried at historical cost, net of accumulated depreciation. Expenditures for improvements that increase asset values and/or extend useful lives are capitalized. The Company capitalizes interest costs on significant capital projects, as an increase to property, plant and equipment. Repair and maintenance costs are expensed as incurred. Depreciation is recorded on a straight-line basis over the estimated useful lives of each asset from the time the asset is ready for its intended purpose, with consideration of any expected residual value.

The estimated useful lives of property, plant and equipment are as follows:

Buildings	10-50 years

Main components of tank farms	5-40 years

Containers	2-15 years

Machinery and equipment	5-20 years

Furniture, fixtures and others	5-20 years

Information technology	3-10 years

The Company evaluates the carrying value of property, plant and equipment for impairment if an event occurs or circumstances change that would indicate the carrying value may not be recoverable. If an asset is tested for possible impairment, the Company compares the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset is not recoverable on an undiscounted cash flow basis, an impairment loss is recognized to the extent that the carrying amount exceeds its estimated fair value.

Leasehold improvements are capitalized and depreciated over the lesser of the term of the applicable lease, including renewable periods if reasonably assured, or the useful life of the improvement.

Assets under capital leases where ownership transfers to the Company at the end of the lease term or the lease agreement contains a bargain purchase option are depreciated over the useful life of the asset. For remaining assets under capital leases, the assets are depreciated over the lesser of the term of the applicable lease, including renewable periods if reasonably assured, or the useful life of the asset with consideration of any expected residual value.

Leases

All leases that are determined not to meet any of the capital lease criteria are classified as operating leases. Operating lease payments are recognized as an expense in the statement of operations on a straight-line basis over the lease term.

The Company leases certain vehicles and equipment that qualify for capital lease classification. Assets under capital leases are carried at historical cost, net of accumulated depreciation and are included in property, plant and equipment, net in the condensed consolidated balance sheets. Depreciation expense related to the capital lease assets is included in depreciation expense in the condensed consolidated statements of operations. Refer to “Note 12: Supplemental balance sheet information” for further information.

The present value of minimum lease payments under a capital lease is included in current portion of long-term debt and long-term debt in the condensed consolidated balance sheets. The capital lease obligation is amortized utilizing the effective interest method and interest expense related to the capital lease obligation is included in interest expense in the consolidated statements of operations.

Accounting pronouncements issued and adopted

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2014-08 “Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity,” which changes the criteria for reporting discontinued operations. This guidance is applied prospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company adopted the standard for its year and interim periods beginning after December 15, 2014, making this change effective as of January 1, 2015. The adoption of ASU 2014-08 had no impact on our financial results or disclosures for the three and six months ended June 30, 2015.

Accounting pronouncements issued and not yet adopted

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective and will be applied for fiscal years, and interim periods within those years, beginning after December 15, 2017. On July 9, 2015, the effective date of this ASU was revised from December 15, 2016, which was the adoption date that was stated within the initial issuance of this ASU. Early adoption is permitted but not prior to periods beginning after December 15, 2016 (i.e. the original adoption date). The guidance is to be applied using one of two retrospective application methods. The Company is currently evaluating the impact of the adoption of this accounting standard update on its internal processes, operating results and financial reporting. The impact is currently not known or reasonably estimable.

In August 2014, the FASB issued ASU 2014-15 “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The core principle of the guidance is that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are available to be issued. When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events that will alleviate the substantial doubt are adequately disclosed in the footnotes to the financial statements. This guidance will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company believes the guidance will not have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02 “Amendments to the Consolidation Analysis” (Topic 810). The core principle of the guidance is to provide amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. The revised consolidation guidance, among other things, modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. This guidance is effective and will be applied for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company believes the guidance will not have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 “Interest-Imputation of Interest (Simplifying the Presentation of Debt Issuance Costs)” (Subtopic 835-30). The core principle of the guidance is that debt issuance costs related to a recognized debt liability will no longer be presented as an asset, but rather be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the ASU. This guidance also does not affect debt issuance costs related to revolvers or lines of credit. This guidance is effective and will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The guidance does not have any impact on the Company’s operating results.

In April 2015, the FASB issued ASU 2015-04 “Compensation-Retirement Benefits (Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets)” (Topic 715). The core principle of the guidance is that it provides a practical expedient for companies to measure interim remeasurements for significant events that occur on other than a month-end date. The guidance permits entities to remeasure defined benefit plan assets and obligations using the month-end date that is closest to the date of the significant event. The decision to apply the practical expedient to interim remeasurements for significant events can be made for each significant event. This guidance is effective and will be applied prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The Company believes the guidance will not have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05 “Intangibles-Goodwill and Other-Internal-use software (Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (Subtopic 350-40). The ASU provides customers with guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective and will be applied for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company believes the guidance will not have a material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory” (Topic 330). The core principle of the guidance is that an entity should measure inventory at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation.” This guidance will be effective and applied prospectively for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this accounting standard update on its internal processes, operating results and financial reporting. The impact is currently not known or reasonably estimable.

4.	Employee benefit plans

The following table summarizes the components of net periodic benefit cost (credit) recognized in the condensed consolidated statements of operations:

	Domestic - Defined Benefit Pension Plans
	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Service cost	$—	$—	$—	$—
Interest cost	7.7	7.9	15.4	15.8
Expected return on plan assets	(8.9)	(8.0)	(17.9)	(16.0)

Net periodic benefit credit	$(1.2)	$(0.1)	$(2.5)	$(0.2)

	Foreign - Defined Benefit Pension Plans
	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Service cost	$2.1	$1.8	$4.1	$3.6
Interest cost	5.1	6.0	10.2	11.9
Expected return on plan assets	(7.7)	(7.2)	(15.3)	(14.3)

Net periodic benefit (credit) cost	$(0.5)	$0.6	$(1.0)	$1.2

	Other Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Service cost	$0.1	$0.1	$0.1	$0.1
Interest cost	—	—	0.1	0.1
Prior service credits	(3.0)	(3.0)	(6.0)	(6.0)

Net periodic benefit credit	$(2.9)	$(2.9)	$(5.8)	$(5.8)

5.	Other operating expenses, net

Other operating expenses, net consisted of the following activity:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Acquisition and integration related expenses	$1.0	$—	$1.4	$0.5
Stock-based compensation expense	1.9	4.0	3.4	7.6
Redundancy and restructuring	12.5	16.1	16.2	28.1
Advisory fees paid to CVC and CD&R(1)	1.3	1.6	2.6	3.0
Other(2)	22.3	3.9	23.5	8.1

Total other operating expenses, net	$39.0	$25.6	$47.1	$47.3

(1)	Significant stockholders CVC Capital Partners (“CVC”) and Clayton, Dubilier & Rice, LLC (“CD&R”).
(2)

In the three and six months ended June 30, 2015, other is inclusive of a contract termination fee of $26.2 million related to terminating consulting agreements between the Company and CVC and CD&R related to the IPO.

6.	Redundancy and restructuring

Redundancy and restructuring charges relate to the implementation of several regional strategic initiatives aimed at streamlining the Company’s cost structure and improving its operations primarily within the USA and EMEA operating segments. These actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs.

The following table summarizes activity related to accrued liabilities associated with redundancy and restructuring:

(in millions)	January 1, 2015	Charge to earnings	Cash paid	Non-cash and other	June 30, 2015
Employee termination costs	$27.8	$11.9	$(9.7)	$(1.7)	$28.3
Facility exit costs	20.4	2.2	(2.9)	(0.1)	19.6
Other exit costs	0.3	2.1	(2.3)	—	0.1

Total	$48.5	$16.2	$(14.9)	$(1.8)	$48.0

(in millions)	January 1, 2014	Charge to earnings	Cash paid	Non-cash and other	December 31, 2014
Employee termination costs	$26.7	$25.1	$(21.7)	$(2.3)	$27.8
Facility exit costs (1)	7.8	14.9	(2.1)	(0.2)	20.4
Other exit costs	0.3	6.2	(5.9)	(0.3)	0.3

Total	$34.8	$46.2	$(29.7)	$(2.8)	$48.5

(1)

During the year ended December 31, 2014, facility exit costs were increased by $8.8 million due to changes in estimated sub-lease income and are included within redundancy and restructuring charges in other operating expenses, net in the condensed consolidated statement of operations.

Redundancy and restructuring liabilities of $31.7 million and $32.3 million were classified as current in other accrued expenses in the condensed consolidated balance sheet as of June 30, 2015 and December 31, 2014, respectively. The long-term portion of redundancy and restructuring liabilities of $16.3 million and $16.2 million were recorded in other long-term liabilities in the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively, and primarily consists of facility exit costs that are expected to be paid within the next five years.

While the Company believes the recorded redundancy and restructuring liabilities are adequate, revisions to current estimates may be recorded in future periods based on new information as it becomes available.

7.	Other expense, net

Other expense, net consisted of the following gains (losses):

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Foreign currency transactions	$(2.4)	$1.3	$8.8	$(0.1)
Undesignated foreign currency derivative instruments (1)	(1.6)	(1.7)	(4.1)	(2.4)
Ineffective portion of cash flow hedges (1)	0.2	(0.3)	(0.4)	(0.1)
Loss due to discontinuance of cash flow hedges (1)	(7.5)	—	(7.5)	—
Other	(0.8)	(1.3)	(2.1)	(1.3)

Total other expense, net	$(12.1)	$(2.0)	$(5.3)	$(3.9)

(1)	Refer to “Note 14: Derivatives” for more information.

8.	Income taxes

The Company’s tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, an estimate of the annual effective tax rate is updated should management revise its forecast of earnings based upon the Company’s operating results. If there is a change in the estimated effective annual tax rate, a cumulative adjustment is made. The quarterly tax provision and forecast estimate of the annual effective tax rate may be subject to volatility due to several factors, including the complexity in forecasting jurisdictional earnings before tax, the rate of realization of forecasting earnings or losses by quarter, acquisitions, divestitures, foreign currency gains and losses, pension gains and losses, etc.

The income tax (benefit) expense for the three and six months ended June 30, 2015 was $(0.6) million and $7.0 million, resulting in an effective tax rate of 4.6% and 49.0%, respectively. The Company’s effective tax rate for the three months ended June 30, 2015 was lower than the US federal statutory rate of 35.0% primarily due to the rate of realization of actual to forecasted earnings and losses, the interim accounting treatment of year to date losses incurred in foreign jurisdictions for which a tax benefit may not be recognized, and the mix of earnings in multiple jurisdictions. The Company’s effective tax rate for the six months ended June 30, 2015 was higher than the US federal statutory rate primarily due to the rate of realization of actual to forecasted earnings and losses and losses incurred in certain foreign jurisdictions for which a tax benefit may not be recognized offset by the mix in earnings in multiple jurisdictions and non-taxable interest.

The income tax expense for the three and six months ended June 30, 2014 was $9.8 million and $15.2 million, resulting in an effective tax rate of 33.4% and 47.6%, respectively. The Company’s effective tax rate for the three months ended June 30, 2014 was lower than the US federal statutory rate primarily due to the mix in earnings in multiple jurisdictions. The Company’s effective tax rate for the six months ended June 30, 2014 was higher than the US federal statutory rate primarily due to the mix in earnings in multiple jurisdictions, offset by losses incurred in certain foreign jurisdictions for which a tax benefit may not be recognized.

In 2007, the outstanding shares of Univar N.V., the ultimate parent of the Univar group, were acquired by investment funds advised by CVC. To facilitate the acquisition of Univar N.V. by CVC, a Canadian restructuring was completed. In February 2013, the Canada Revenue Agency (“CRA”) issued a Notice of Assessment for withholding tax of $29.4 million (Canadian). The Company filed its Notice of Objection to the Assessment in April 2013 and its Notice of Appeal of the Assessment in July 2013. In November 2013, the CRA’s Reply to the Company’s Notice of Appeal was filed with the Tax Court of Canada and litigated in June 2015. The Company has not yet received the Tax Court of Canada’s decision on the matter.

In September 2014, the CRA issued the 2008 and 2009 Notice of Reassessments for federal corporate income tax liabilities of $11.9 million (Canadian) and $11.0 million (Canadian), respectively, and a departure tax liability of $9.0 million (Canadian). The Company filed its Notice of Objection to the Reassessments in September 2014. In April 2015, the Company received the 2008 and 2009 Alberta Notice of Reassessments of $6.0 million (Canadian) and $5.8 million (Canadian), respectively. The Company filed its Notice of Objection to the Alberta Reassessments in June 2015. The Reassessments reflect the additional tax liability and interest relating to those tax years should the CRA be successful in its assertion of the General Anti-Avoidance Rule relating to the Canadian restructuring described above. At June 30, 2015, the total federal and provincial tax liability assessed to date, including interest of $30.8 million (Canadian), is $103.9 million (Canadian). In August 2014, the Company remitted a required deposit on the February 2013 Notice of Assessment relating to the Company’s 2007 tax year by issuing a Letter of Credit in the amount of $44.7 million (Canadian). The Letter of Credit amount reflects the proposed assessment of $29.4 million (Canadian) and accrued interest, and will expire in August, 2015.

In February 2015, the CRA notified the Company it was required to remit a cash deposit of approximately $21.5 million (Canadian) in March 2015, representing one-half of the September 2014 Notice of Assessment tax liability relating to tax years

2008 and 2009, plus interest. In March 2015, the Company requested a judicial review of this additional cash deposit requirement at the Federal Court (Canada). The CRA subsequently advised that its decision was not final and requested the Company to withdraw its request for judicial review. The Company subsequently withdrew its request and provided the CRA with its submission to hold the collection of the assessments relating to tax years 2008 and 2009 in abeyance pending the outcome of the Tax Court of Canada’s decision on the General Anti-Avoidance Rule matter.

The Company has not recorded any liabilities for these matters in its condensed consolidated financial statements, as it believes it is more likely than not that the Company’s position will be sustained.

9.	Earnings per share

The following table presents the basic and diluted earnings per share computations:

	Three months ended June 30,		Six months ended June 30,
(in millions, except share and per share data)	2015	2014	2015	2014
Basic:
Net (loss) income	$(12.4)	$19.5	$7.3	$16.7
Weighted average common shares outstanding	102,846,681	99,713,076	101,377,921	99,679,015

Basic (loss) income per common share	$(0.12)	$0.20	$0.07	$0.16

Diluted:
Net (loss) income	$(12.4)	$19.5	$7.3	$16.7
Weighted average common shares outstanding	102,846,681	99,713,076	101,377,921	99,679,015
Effect of dilutive securities: Stock compensation plans(1)	-	649,671	578,084	366,380

Weighted average common shares outstanding – diluted	102,846,681	100,362,747	101,956,005	100,045,395

Diluted (loss) income per common share	$(0.12)	$0.20	$0.07	$0.16

(1)

Stock options to purchase 5.2 million and 1.8 million shares of common stock and restricted stock of 0.3 million and 0.0 million were outstanding during the three months ended June 30, 2015 and 2014, respectively, but were not included in the calculation of diluted (loss) income per share as the impact of these stock options and restricted stock would have been anti-dilutive. Stock options to purchase 1.6 million and 2.9 million shares of common stock and restricted stock of 0.1 and 0.0 million were outstanding during the six months ended June 30, 2015 and 2014, respectively, but were not included in the calculation of diluted income per share as the impact of these stock options and restricted stock would have been anti-dilutive.

10.	Accumulated other comprehensive loss

The following tables present the changes in accumulated other comprehensive loss by component, net of tax:

(in millions)	Cash flow hedges	Defined benefit pension items	Currency translation items	Total

Balance as of December 31, 2014	$(3.7)	$10.3	$(214.8)	$(208.2)

Other comprehensive loss before reclassifications	(3.0)	—	(96.3)	(99.3)

Amounts reclassified from accumulated other comprehensive loss	6.7	(3.7)	—	3.0

Net current period other comprehensive gains (losses)	3.7	(3.7)	(96.3)	(96.3)

Balance as of June 30, 2015	$—	$6.6	$(311.1)	$(304.5)

Balance as of December 31, 2013	$(2.8)	$17.6	$(96.5)	$(81.7)

Other comprehensive income (loss) before reclassifications	(4.1)	—	2.2	(1.9)

Amounts reclassified from accumulated other comprehensive loss	1.8	(3.7)	—	(1.9)

Net current period other comprehensive gains (losses) (1)	(2.3)	(3.7)	2.2	(3.8)

Balance as of June 30, 2014	$(5.1)	$13.9	$(94.3)	$(85.5)

(1) The losses on cash flow hedges are net of a tax benefit of $1.3 million.

The following is a summary of the amounts reclassified from accumulated other comprehensive loss to net (loss) income:

(in millions)	Three months ended June 30, 2015 (1)	Three months ended June 30, 2014 (1)	Location of impact on statement of operations
Amortization of defined benefit pension items:
Prior service credits	$(3.0)	$(3.0)	Warehousing, selling and administrative
Tax expense	1.1	1.1	Income tax expense

Net of tax	(1.9)	(1.9)

Cash flow hedges:
Interest rate swap contracts	1.5	1.4	Interest expense
Interest rate swap contracts – loss due to discontinuance of hedge accounting	7.5	—	Other expense, net
Tax benefit	(3.3)	(0.5)	Income tax expense

Net of tax	5.7	0.9

Total reclassifications for the period	$3.8	$(1.0)

(in millions)	Six months ended June 30, 2015 (1)	Six months ended June 30, 2014 (1)	Location of impact on statement of operations
Amortization of defined benefit pension items:
Prior service credits	$(6.0)	$(6.0)	Warehousing, selling and administrative
Tax expense	2.3	2.3	Income tax expense

Net of tax	(3.7)	(3.7)

Cash flow hedges:
Interest rate swap contracts	3.1	2.8	Interest expense
Interest rate swap contracts – loss due to discontinuance of hedge accounting	7.5	—	Other expense, net
Tax benefit	(3.9)	(1.0)	Income tax expense

Net of tax	6.7	1.8

Total reclassifications for the period	$3.0	$(1.9)

(1) Amounts in parentheses indicate credits to net (loss) income in the statements of operations.

Refer to “Note 4: Employee benefit plans” for additional information regarding the amortization of defined benefit pension items and “Note 14: Derivatives” for cash flow hedging activity.

Foreign currency gains and losses relating to intercompany borrowings that are considered a part of the Company’s investment in a foreign subsidiary are reflected in accumulated other comprehensive loss. Total foreign currency gains related to such intercompany borrowings were $10.6 million and $8.0 million for the three month periods ended June 30, 2015 and 2014, respectively. Total foreign currency gains related to such intercompany borrowings were $1.4 million and $9.8 million for the six month periods ended June 30, 2015 and 2014, respectively.

11.	Debt

Short-term financing

Short-term financing consisted of the following:

(in millions)	June 30, 2015	December 31, 2014
Amounts drawn under credit facilities	$14.3	$32.7
Bank overdrafts	24.3	28.4

Total short-term financing	$38.6	$61.1

The weighted average interest rate on short-term financing was 2.4% and 2.7% as of June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015 and December 31, 2014, the Company had approximately $188 million and $185 million, respectively, in outstanding letters of credit and guarantees.

Long-term debt

Long-term debt consisted of the following:

(in millions)	June 30, 2015	December 31, 2014
Senior Term Loan Facilities:
Term B Loan due 2017, variable interest rate of 5.00% at June 30, 2015 and December 31, 2014	$2,669.2	$2,683.2
Euro Tranche Term Loan due 2017, variable interest rate of 5.25% at June 30, 2015 and December 31, 2014	141.2	154.6
Asset Backed Loan (ABL) Facilities:
North American ABL Facility due 2018, variable interest rate of 1.94% and 2.10% at June 30, 2015 and December 31, 2014, respectively	230.0	266.0
North American ABL Term Loan due 2016, variable interest rate of 3.53% and 3.51% at June 30, 2015 and December 31, 2014, respectively	25.0	50.0
European ABL Facility due 2019 (“Euro ABL due 2019”), variable interest rate of 2.01% at December 31, 2014	—	36.3
Senior Subordinated Notes:
Senior Subordinated Notes due 2017, fixed interest rate of 10.50% at December 31, 2014	—	600.0
Senior Subordinated Notes due 2018, fixed interest rate of 10.50% at December 31, 2014	—	50.0
Capital lease obligations	25.5	2.6

Total long-term debt before discount	3,090.9	3,842.7
Less: discount on debt	(15.3)	(22.5)

Total long-term debt	3,075.6	3,820.2
Less: current maturities	(69.4)	(80.7)

Total long-term debt, excluding current maturities	$3,006.2	$3,739.5

On July 1, 2015, the Company entered into a new Senior Term B loan agreement with a US dollar denominated tranche of $2,050.0 million and a new euro denominated tranche of €250.0 million ($278.4 million). In addition, on July 1, 2015, the Company issued $400.0 million in unsecured notes (“Unsecured Notes”). The proceeds from the new Senior Term B loan agreement and Unsecured Notes as well as additional borrowings under the Company’s North American ABL Facility were used to repay in full the existing $2,669.2 million US dollar denominated Term B Loan and €126.8 million ($141.2 million) euro denominated Term B Loan. The Company continued to classify the Senior Term Loan Facilities as long-term debt as of June 30, 2015 because the Company had the intent and ability to refinance the debt with long-term debt.

The new Senior Term B loan agreement has a $2,050.0 million US dollar loan tranche and a €250.0 million euro loan tranche. Both tranches have a variable interest rate based on LIBOR with a LIBOR floor of 1.00% and a credit spread of 3.25%. The US dollar tranche and euro tranche are payable in installments of $5.1 million and €0.6 million per quarter, respectively, commencing December 31, 2015 with the remaining balances due on the maturity date of July 1, 2022. The Company can prepay either loan tranche in whole or part without penalty after January 1, 2016. The assets pledged under the repaid Senior Term Loan Facilities have been pledged as collateral under the new Senior Term B loan agreement.

The new $400.0 million issuance of Unsecured Notes has a fixed interest rate of 6.75% payable semi-annually. Principal is due upon the maturity date of July 15, 2023. The Company can prepay the Unsecured Notes in whole or part at a premium above par on or after July 15, 2018 and without a premium on or after July 15, 2020.

On July 28, 2015, the Company entered into a new five year $1.4 billion North American Asset Backed Loan Facility (“new NA ABL Facility”) and terminated its existing $1.4 billion North American ABL Facility including the repayment of the existing $25.0 million North American ABL Term Loan. The new NA ABL Facility has a $1.0 billion revolving loan tranche available to certain US subsidiaries, a $300.0 million revolving loan tranche for certain Canadian subsidiaries and a $100.0 million ABL Term Loan (“new ABL Term Loan”). The Company may elect to allocate the total $1.3 billion in revolving tranches between the US and Canadian borrowers. Under the two revolving tranches, the borrowers may request loan advances and make loan repayments until the maturity date of July 28, 2020. The new ABL Term Loan and each revolving loan advance under the facility has a variable interest rate based on the current benchmark rate elected by the borrower plus a credit spread. The credit spread is determined by the elected benchmark rate and the average availability of the facility. The assets pledged as collateral under the repaid North American ABL Facility have been pledged as collateral under the new NA ABL Facility and the availability of the $1.3 billion revolving tranches is similarly determined based on the periodic reporting of defined available qualifying collateral. As of July 28, 2015, the unused line fee in effect for the revolver tranches under the new NA ABL Facility was 0.375% for the US and Canadian borrowers. The new NA ABL Term Loan is payable in installments of $16.7 million per quarter commencing December 31, 2016 with a final maturity date of July 28, 2018.

The debt modification and extinguishment relating to the July 2015 debt refinancing activity discussed above is expected to result in total expenses before income taxes of between approximately $20.0 million and $35.0 million during the three months ended September 30, 2015.

On June 23, 2015, as part of the use of proceeds from the IPO and concurrent private placement discussed in Note 1, the Company paid the remaining principal balance of $650.0 million related to the Senior Subordinated Notes. As a result, the Company recognized a loss on extinguishment of debt of $7.3 million related to the unamortized debt discount and debt issuance costs in the condensed consolidated statement of operations.

On March 24, 2014, certain of the Company’s European subsidiaries (the “Borrowers”) entered into a five year €200 million Euro ABL Credit facility. The Euro ABL is a revolving credit facility pursuant to which the Borrowers may request loan advances and make loan repayments until the maturity date of March 22, 2019. Loan advances may be made in multiple currencies. Each loan advance under this facility has a variable interest rate based on the current benchmark rate (IBOR) for that currency plus a credit spread. The credit spread is determined by a pricing grid that is based on average availability of the facility.

Simultaneously with the execution of the Euro ABL due 2019, certain of the Company’s European subsidiaries terminated a €68 million secured asset-based lending credit facility maturing December 31, 2016. As a result of this termination, the Company recognized a loss on extinguishment of $1.2 million in the condensed consolidated statement of operations during the six months ended June 30, 2014.

12.	Supplemental balance sheet information

Property, plant and equipment, net

(in millions)	June 30, 2015	December 31, 2014
Property, plant and equipment, at cost	$1,722.9	$1,677.1
Less: accumulated depreciation	(690.5)	(644.8)

Property, plant and equipment, net	$1,032.4	$1,032.3

Capital lease assets, net

Included within property, plant and equipment, net are assets related to capital leases where the Company is the lessee. The below table summarizes the cost and accumulated depreciation related to these assets:

(in millions)	June 30, 2015	December 31, 2014
Capital lease assets, at cost	$32.6	$2.6
Less: accumulated depreciation	(7.5)	—

Capital lease assets, net	$25.1	$2.6

Intangible assets, net

The gross carrying amounts and accumulated amortization of the Company’s intangible assets were as follows:

	June 30, 2015			December 31, 2014
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Intangible assets:
Customer relationships	$912.7	$(420.2)	$492.5	$930.7	$(390.8)	$539.9
Other	164.8	(130.7)	34.1	161.6	(126.6)	35.0

Total intangible assets	$1,077.5	$(550.9)	$526.6	$1,092.3	$(517.4)	$574.9

Other intangible assets consist of intellectual property trademarks, trade names, supplier relationships, non-compete agreements and exclusive distribution rights.

Other accrued expenses

Other accrued expenses that were greater than five percent of total current liabilities consisted of customer prepayments and deposits, which were $24.0 million and $83.2 million as of June 30, 2015 and December 31, 2014, respectively. The decrease of $59.2 million primarily relates to a decrease in customer prepayments related to the seasonality of the Canadian agriculture business.

13.	Fair value measurements

Items measured at fair value on a recurring basis

The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles. The fair value of interest rate swaps is determined by estimating the net present value of amounts to be paid under the agreement offset by the net present value of the expected cash inflows based on market rates and associated yield curves. Based on these valuation methodologies, these derivative contracts are classified as level 2 in the fair value hierarchy.

Derivative financial instruments are recorded in the condensed consolidated balance sheets as either an asset or liability at fair value. For derivative contracts with the same counterparty where the Company has a master netting arrangement with the counterparty, the fair value of the asset/liability is presented on a net basis within the condensed consolidated balance sheets. The net amounts included in prepaid and other current assets were $0.8 million and $0.1 million and included in other accrued expenses were $0.7 million and $0.5 million as of June 30, 2015 and December 31, 2014, respectively. The gross values related to forward currency contracts in an asset position were $0.8 million and $0.5 million and in a liability position were $0.7 million and $0.9 million as of June 30, 2015 and December 31, 2014, respectively.

Financial instruments not carried at fair value

The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	June 30, 2015		December 31, 2014
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial liabilities:

Long-term debt including current portion (Level 2)	$3,075.6	$3,097.2	$3,820.2	$3,780.4

The fair values of the long-term debt, including the current portions, were based on current market quotes for similar borrowings and credit risk adjusted for liquidity, margins and amortization, as necessary.

Fair value of other financial instruments

The carrying value of cash and cash equivalents, trade accounts receivable, net, trade accounts payable and short-term financing included in the condensed consolidated balance sheets approximate fair value due to their short-term nature.

14.	Derivatives

Interest rate swaps

At June 30, 2015 and December 31, 2014, the Company had interest rate swap contracts in place with a total notional amount of $2.0 billion, whereby a fixed rate of interest (weighted average of 1.64%) is paid and a variable rate of interest (greater of 1.25% or three-month LIBOR) is received on the notional amount.

The objective of the interest rate swap contracts is to offset the variability of cash flows in three-month LIBOR indexed debt interest payments, subject to a 1.50% floor, attributable to changes in the aforementioned benchmark interest rate through June 15, 2017 related to the Term B Loan. The interest rate floor related to the Term B Loan (1.50%) is not identical to the interest rate floor of the interest rate swap contracts (1.25%), which results in hedge ineffectiveness.

Upon initiation of the interest rate swap contracts, changes in the cash flows of each interest rate swap were expected to be highly effective in offsetting the changes in interest payments on a principal balance equal to the notional amount of the derivative, attributable to the hedged risk. The effective portion of the gains and losses related to the interest rate swap contracts were initially recorded in accumulated other comprehensive loss and then reclassified into earnings consistent with the underlying hedged item (interest payments). As of June 30, 2015, the interest rate swap contracts no longer qualify for hedge accounting because the forecasted transactions as originally contemplated are not probable of occurring due to the July 1, 2015 Senior Term Loan Facility refinancing. The forecasted transactions represented debt with interest payments with a variable interest rate based on LIBOR and a credit spread of 3.50%, with a LIBOR floor of 1.50% whereas the new debt has interest payments with a variable interest rate based on LIBOR and a credit spread of 3.25% with a LIBOR floor of 1.00%. Refer to “Note 11: Debt” for more information related to the refinancing.

As of June 30, 2015, there was $4.7 million of accumulated losses, net of tax of $2.8 million, included in accumulated other comprehensive loss. As a result of losing hedge accounting, the net loss of $4.7 million, net of tax, related to the interest rate swaps included in accumulated other comprehensive loss was recognized in other expense, net and income tax (benefit) expense in the condensed consolidated statement of operations. Future changes in fair value of the interest rate swap contracts will be recognized directly in the condensed consolidated statement of operations and within other expense, net. Refer to “Note 7: Other expense, net” for additional information.

During the three months ended June 30, 2015 and 2014, a $0.2 million gain and a $0.3 million loss related to hedge ineffectiveness were recognized within other expense, net within the condensed consolidated statement of operations, respectively. During the six months ended June 30, 2015 and 2014, a $0.4 million loss and a $0.1 million loss related to hedge ineffectiveness were recognized within other expense, net within the condensed consolidated statement of operations, respectively. Refer to “Note 7: Other expense, net” for more information.

The fair value of interest rate swaps is recorded either in prepaids and other current assets, other assets, other accrued expenses or other long-term liabilities in the condensed consolidated balance sheets. As of June 30, 2015 and December 31, 2014, the current liability of $7.4 million and $7.3 million was included in other accrued expenses, respectively. As of June 30, 2015 and December 31, 2014, the noncurrent liability of $0.6 million and the noncurrent asset of $1.6 million were included in other long-term liabilities and other assets, respectively.

Foreign currency derivatives

The Company uses forward currency contracts to hedge earnings from the effects of foreign exchange relating to certain of the Company’s intercompany and third-party receivables and payables denominated in a foreign currency. These derivative instruments are not formally designated as hedges by the Company and the terms of these instruments range from one to eight months. Forward currency contracts are recorded at fair value in either prepaid expenses and other current assets or other accrued expenses in the condensed consolidated balance sheets, reflecting their short-term nature. The fair value adjustments and gains and losses are included in other expense, net within the condensed consolidated statements of operations. Refer to “Note 7: Other expense, net” for more information. The total notional amount of undesignated forward currency contracts were $262.1 million and $127.4 million as of June 30, 2015 and December 31, 2014, respectively.

Cash flows associated with derivative financial instruments are recognized in the operating section of the condensed consolidated statements of cash flows.

15.	Commitments and Contingencies

Litigation

In the ordinary course of business the Company is subject to pending or threatened claims, lawsuits, regulatory matters and administrative proceedings from time to time. Where appropriate the Company has recorded provisions in the condensed consolidated financial statements for these matters. The liabilities for injuries to persons or property are in some instances covered by liability insurance, subject to various deductibles and self-insured retentions.

The Company is not aware of any claims, lawsuits, regulatory matters or administrative proceedings, pending or threatened, that are likely to have a material effect on its overall financial position, results of operations or cash flows. However, the Company cannot predict the outcome of any claims or litigation or the potential for future claims or litigation.

The Company is subject to liabilities from claims alleging personal injury from exposure to asbestos. The claims result primarily from an indemnification obligation related to Univar USA Inc.’s 1986 purchase of McKesson Chemical Company from McKesson Corporation (“McKesson”). Univar USA’s obligation to indemnify McKesson for settlements and judgments arising from asbestos claims is the amount which is in excess of applicable insurance coverage, if any, which may be available under McKesson’s historical insurance coverage. Univar USA is also a defendant in a small number of asbestos claims. As of June 30, 2015, there were fewer than 175 asbestos-related claims for which the Company has liability for defense and indemnity pursuant to the indemnification obligation. Historically, the vast majority of the claims against both McKesson and Univar USA have been dismissed without payment. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of these matters will have a material effect on its overall financial position, results of operations or cash flows. However, the Company cannot predict the outcome of any present or future claims or litigation and adverse developments could negatively impact earnings or cash flows in a particular future period.

Environmental

The Company is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively “environmental remediation work”) at approximately 133 locations, some that are now or were previously Company-owned/occupied and some that were never Company-owned/occupied (“non-owned sites”).

The Company’s environmental remediation work at some sites is being conducted pursuant to governmental proceedings or investigations, while the Company, with appropriate state or federal agency oversight and approval, is conducting the environmental remediation work at other sites voluntarily. The Company is currently undergoing remediation efforts or is in the process of active review of the need for potential remediation efforts at approximately 106 current or formerly Company-owned/occupied sites. In addition, the Company may be liable for a share of the clean-up of approximately 27 non-owned sites. These non-owned sites are typically (a) locations of independent waste disposal or recycling operations with alleged or confirmed contaminated soil and/or groundwater to which the Company may have shipped waste products or drums for re-conditioning, or (b) contaminated non-owned sites near historical sites owned or operated by the Company or its predecessors from which contamination is alleged to have arisen.

In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; changes in the scope of remediation; the interpretation, application and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of the Company’s involvement at various sites for which the Company is allegedly associated. The level of annual expenditures for remedial, monitoring and investigatory activities will change in the future as major components of planned remediation activities are completed and the scope, timing and costs of existing activities are changed. Project lives, and therefore cash flows, range from approximately 2 to 30 years, depending on the specific site and type of remediation project.

On December 9, 2014, the Company was issued a violation notice from the Pollution Control Services Department of Harris County, Texas (“PCS”). The notice relates to claims that the Company’s facility on Luthe Road in Houston, Texas operated with inadequate air emissions controls and improperly discharged certain waste without authorization. On March 6, 2015, PCS notified the Company that the matter was forwarded to the Harris County District Attorney’s Office with a request for an enforcement action. No such action has commenced. The Company continues to investigate and evaluate the claims.

In April 2015, the Company’s subsidiary Magnablend Inc. was advised that the United States Environmental Protection Agency (“EPA”) was considering bringing an enforcement action against Magnablend. The matter relates to a January 26, 2015 incident at Magnablend’s Waxahachie, Texas facility at which a 300 gallon plastic container of sodium chlorite burst as a result of a chemical reaction. The incident did not result in any injuries. Magnablend is cooperating with the EPA’s investigation. Magnablend has not been provided with the details of an enforcement action.

As of June 30, 2015, the Company has not recorded a liability related to either the PCS or EPA investigations described in the preceding paragraphs as any potential loss is neither probable nor estimable at this stage in either investigation.

Although the Company believes that its reserves are adequate for environmental contingencies, it is possible, due to the uncertainties noted above, that additional reserves could be required in the future that could have a material effect on the overall financial position, results of operations or cash flows in a particular period. This additional loss or range of losses cannot be recorded at this time, as it is not reasonably estimable.

Changes in total environmental liabilities are as follows:

	Six months ended June 30,
(in millions)	2015	2014
Environmental liabilities at beginning of period	$120.3	$137.0
Revised obligation estimates	3.4	2.8
Environmental payments	(8.2)	(8.9)
Foreign exchange and other	(0.3)	0.1

Environmental liabilities at end of period	$115.2	$131.0

Environmental liabilities of $30.6 million and $31.1 million were classified as current in other accrued expenses in the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively. The long-term portion of environmental liabilities is recorded in other long-term liabilities in the condensed consolidated balance sheets.

Customs and International Trade Laws

In April 2012, the US Department of Justice (“DOJ”) issued a civil investigative demand to the Company in connection with an investigation into the Company’s compliance with applicable customs and international trade laws and regulations relating to the importation of saccharin from 2002 through 2012. The Company also became aware in 2010 of an investigation being conducted by US Customs and Border Patrol (“CBP”) into the Company’s importation of saccharin. Finally, the Company learned that a civil plaintiff had sued the Company and two other defendants in a Qui Tam proceeding, such filing having been made under seal in 2012, and this plaintiff had requested that the DOJ intervene in its lawsuit.

The US government, through the DOJ, declined to intervene in the Qui Tam proceeding in November 2013 and, as a result, the DOJ’s inquiry related to the Qui Tam lawsuit and its investigation demand are now finished. On February 26, 2014, the Qui Tam plaintiff also voluntarily dismissed its lawsuit against the Company. CBP, however, continues its investigation on the importation of saccharin by the Company’s subsidiary, Univar USA Inc. On July 21, 2014, CBP sent the Company a “Pre-Penalty Notice” indicating the imposition of a penalty against Univar USA Inc. in the amount of approximately $84.0 million. Univar USA Inc. has responded to CBP that the proposed penalty is not justified. On October 1, 2014, the CBP issued a penalty notice to Univar USA Inc. for $84.0 million and has reaffirmed this penalty notice. The Company continues to defend this matter vigorously. Univar USA Inc. has not recorded a liability related to this investigation as the Company believes a loss is not probable.

16.	Segments

Management monitors the operating results of its operating segments separately for the purpose of making decisions about resource allocation and performance assessment. Management evaluates performance on the basis of Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net income (loss), plus the sum of: interest expense, net of interest income; income tax (benefit) expense; depreciation; amortization; other operating expenses, net; impairment charges; loss on extinguishment of debt; and other expense, net.

Transfer prices between operating segments are set on an arms-length basis in a similar manner to transactions with third parties. Corporate operating expenses that directly benefit segments have been allocated to the operating segments. Allocable operating expenses are identified through a review process by management. These costs are allocated to the operating segments on a basis that reasonably approximates the use of services. This is typically measured on a weighted distribution of margin, asset, headcount or time spent.

Other/Eliminations represents the elimination of inter-segment transactions as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.

Financial information for the Company’s segments is as follows:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations	Consolidated
Three Months Ended June 30, 2015
Net sales:
External customers	$1,389.4	$534.6	$467.4	$118.7	$—	$2,510.1
Inter-segment	22.0	2.2	1.1	—	(25.3)	—

Total net sales	1,411.4	536.8	468.5	118.7	(25.3)	2,510.1
Cost of goods sold (exclusive of depreciation)	1,127.2	473.8	369.9	97.3	(25.3)	2,042.9

Gross profit	284.2	63.0	98.6	21.4	—	467.2
Outbound freight and handling	53.5	10.9	14.9	2.2	—	81.5
Warehousing, selling and administrative	120.6	21.7	56.6	13.0	5.2	217.1

Adjusted EBITDA	$110.1	$30.4	$27.1	$6.2	$(5.2)	$168.6

Other operating expenses, net						39.0
Depreciation						37.7
Amortization						22.4
Interest expense, net						63.1
Loss on extinguishment of debt						7.3
Other expense, net						12.1
Income tax benefit						(0.6)

Net loss						$(12.4)

Total assets	$4,208.5	$2,028.9	$1,057.5	$268.1	$(1,481.3)	$6,081.7

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations	Consolidated
Three Months Ended June 30, 2014
Net sales:
External customers	$1,546.2	$587.7	$596.9	$130.6	$—	$2,861.4
Inter-segment	28.2	2.1	1.1	—	(31.4)	—

Total net sales	1,574.4	589.8	598.0	130.6	(31.4)	2,861.4
Cost of goods sold (exclusive of depreciation)	1,275.8	521.9	483.0	111.6	(31.4)	2,360.9

Gross profit	298.6	67.9	115.0	19.0	—	500.5
Outbound freight and handling	58.1	12.2	20.2	3.1	—	93.6
Warehousing, selling and administrative	120.0	23.8	72.1	11.2	3.4	230.5

Adjusted EBITDA	$120.5	$31.9	$22.7	$4.7	$(3.4)	$176.4

Other operating expenses, net						25.6
Depreciation						30.6
Amortization						24.1
Interest expense, net						64.8
Other expense, net						2.0
Income tax expense						9.8

Net income						$19.5

Total assets	$4,204.2	$2,016.0	$1,367.2	$278.1	$(1,239.7)	$6,625.8

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations	Consolidated
Six Months Ended June 30, 2015
Net sales:
External customers	$2,784.2	$827.8	$943.8	$253.4	$—	$4,809.2
Inter-segment	49.5	4.1	1.8	—	(55.4)	—

Total net sales	2,833.7	831.9	945.6	253.4	(55.4)	4,809.2
Cost of goods sold (exclusive of depreciation)	2,267.7	715.6	745.2	207.3	(55.4)	3,880.4

Gross profit	566.0	116.3	200.4	46.1	—	928.8
Outbound freight and handling	109.5	20.8	31.1	4.6	—	166.0
Warehousing, selling and administrative	253.8	44.6	115.0	27.2	7.9	448.5

Adjusted EBITDA	$202.7	$50.9	$54.3	$14.3	$(7.9)	$314.3

Other operating expenses, net						47.1
Depreciation						69.7
Amortization						44.3
Interest expense, net						126.3
Loss on extinguishment of debt						7.3
Other expense, net						5.3
Income tax expense						7.0

Net income						$7.3

Total assets	$4,208.5	$2,028.9	$1,057.5	$268.1	$(1,481.3)	$6,081.7

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations	Consolidated
Six Months Ended June 30, 2014
Net sales:
External customers	$3,012.7	$907.2	$1,194.7	$263.2	$—	$5,377.8
Inter-segment	55.6	5.1	2.1	—	(62.8)	—

Total net sales	3,068.3	912.3	1,196.8	263.2	(62.8)	5,377.8
Cost of goods sold (exclusive of depreciation)	2,489.8	785.4	967.1	225.4	(62.8)	4,404.9

Gross profit	578.5	126.9	229.7	37.8	—	972.9
Outbound freight and handling	113.0	24.3	39.4	4.7	—	181.4
Warehousing, selling and administrative	248.1	48.4	144.2	24.7	4.1	469.5

Adjusted EBITDA	$217.4	$54.2	$46.1	$8.4	$(4.1)	$322.0

Other operating expenses, net						47.3
Depreciation						61.2
Amortization						47.8
Interest expense, net						128.7
Loss on extinguishment of debt						1.2
Other expense, net						3.9
Income tax expense						15.2

Net income						$16.7

Total assets	$4,204.2	$2,016.0	$1,367.2	$278.1	$(1,239.7)	$6,625.8

17.	Subsequent events

On July 16, 2015, the Company completed an acquisition of 100% of the equity interest in Chemical Associates, Inc. Chemical Associates, Inc. specializes in blending, mixing, and packaging of formulated oleochemical products and serves customers throughout the US and can supply packaged and bulk quantities. The acquisition is not material and is not expected to have a significant impact on the consolidated financial statements of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our operations are structured into four operating segments that represent the geographic areas under which we operate and manage our business. These segments are Univar USA (“USA”), Univar Canada (“Canada”), Univar Europe and the Middle East and Africa (“EMEA”), and Rest of World (“Rest of World”), which includes developing businesses in Latin America (including Brazil and Mexico) and the Asia-Pacific region.

We monitor the results of our operating segments separately for the purposes of making decisions about resource allocation and performance assessment. We evaluate performance on the basis of Adjusted EBITDA, which we define as our consolidated net income (loss), plus the sum of interest expense, net of interest income, income tax expense (benefit), depreciation, amortization, other operating expenses, net (which primarily consists of pension mark to market adjustments, acquisition and integration related expenses, employee stock-based compensation expense, redundancy and restructuring costs, advisory fees paid to stockholders, and other unusual or non-recurring expenses), impairment charges, loss on extinguishment of debt and other expense, net (which consists of gains and losses on foreign currency transactions and undesignated derivative instruments, ineffective portion of cash flow hedges, debt refinancing costs, and other nonoperating activity). We believe that Adjusted EBITDA is an important indicator of operating performance because:

•	we report Adjusted EBITDA to our lenders as required under the covenants of our credit agreements;

•	Adjusted EBITDA excludes the effects of income taxes, as well as the effects of financing and investing activities by eliminating the effects of interest, depreciation and amortization expenses;

•	we use Adjusted EBITDA in setting performance incentive targets;

•	we consider gains (losses) on the acquisition, disposal and impairment of assets as resulting from investing decisions rather than ongoing operations; and

•

other significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of our results.

We set transfer prices between operating segments on an arms-length basis in a similar manner to transactions with third parties. We allocate corporate operating expenses that directly benefit our operating segments on a basis that reasonably approximates our estimates of the use of these services.

Other/Eliminations represents the elimination of inter-segment transactions as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively. In the analysis of our results of operations, we discuss operating segment results for the current reporting period following our consolidated results of operations period-to-period comparison.

The following is management’s discussion and analysis of the financial condition and results of operations for the three and six months ended June 30, 2015 as compared to the corresponding periods in the prior year. This discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, set forth in this report under “Financial Statements” and our Final Prospectus.

Results of Operations

The following tables set forth, for the periods indicated, certain statements of operations data first on the basis of reported data and then as a percentage of total net sales for the relevant period.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

	Three Month Ended				Favorable		Impact of
(in millions)	June 30, 2015		June 30, 2014		(unfavorable)	% Change	currency*
Net sales	$2,510.1	100.0%	$2,861.4	100.0%	$(351.3)	(12.3)%	(6.9)%
Cost of goods sold (exclusive of depreciation)	2,042.9	81.4%	2,360.9	82.5%	318.0	13.5%	6.9%

Gross profit	467.2	18.6%	500.5	17.5%	(33.3)	(6.7)%	(7.1)%
Operating expenses:
Outbound freight and handling	81.5	3.2%	93.6	3.3%	12.1	12.9%	5.8%
Warehousing, selling and administrative	217.1	8.6%	230.5	8.1%	13.4	5.8%	8.5%
Other operating expenses, net	39.0	1.6%	25.6	0.9%	(13.4)	(52.3)%	(7.4)%
Depreciation	37.7	1.5%	30.6	1.1%	(7.1)	(23.2)%	10.1%
Amortization	22.4	0.9%	24.1	0.8%	1.7	7.1%	5.0%

Total operating expenses	397.7	15.8%	404.4	14.1%	6.7	1.7%	7.7%

Operating income	69.5	2.8%	96.1	3.4%	(26.6)	(27.7)%	(4.3)%

Other (expense) income:
Interest income	1.5	0.1%	2.5	0.1%	(1.0)	(40.0)%	(8.0)%
Interest expense	(64.6)	(2.6)%	(67.3)	(2.4)%	2.7	4.0%	1.8%
Loss on extinguishment of debt	(7.3)	(0.3)%	—	—%	(7.3)	100.0%	—%
Other expense, net	(12.1)	(0.5)%	(2.0)	(0.1)%	(10.1)	(505.0)%	10.0%

Total other expense	(82.5)	(3.3)%	(66.8)	(2.3)%	(15.7)	(23.5)%	1.9%

Loss (income) before income taxes	(13.0)	(0.5)%	29.3	1.0%	(42.3)	(144.4)%	(9.6)%
Income tax (benefit) expense	(0.6)	—%	9.8	0.3%	10.4	106.1%	8.2%

Net (loss) income	$(12.4)	(0.5)%	$19.5	0.7%	(31.9)	(163.6)%	(9.7)%

*Foreign currency translation is included in the percentage change. Unfavorable impacts from foreign currency translation are designated with parentheses.

Net sales

Net sales were $2,510.1 million in the three months ended June 30, 2015, representing a decrease of $351.3 million, or 12.3%, from the three months ended June 30, 2014. Foreign currency translation decreased net sales by 6.9% when compared to the three months ended June 30, 2014, due to the US dollar strengthening against all major currencies. Net sales decreased 6.9% due to a decrease in reported sales volumes resulting from decreases in the USA, Canada and EMEA segments partially offset by an increase in the Rest of World segment. Net sales increased 1.5% as a result of changes in sales pricing and product mix resulting from increases in the Canada and EMEA segments partially offset by decreases in the USA and Rest of World segments. Refer to the “Segment results” for the three months ended June 30, 2015 discussion for additional information.

Gross profit

Gross profit decreased $33.3 million, or 6.7%, to $467.2 million for the three months ended June 30, 2015. Gross profit decreased by 6.9% due to decreases in reported sales volumes. Gross profit increased by 7.3% primarily due to changes in sales pricing, product costs and other adjustments resulting from increases across all segments. Foreign currency translation decreased gross profit by 7.1% when compared to the three months ended June 30, 2014 due to the US dollar strengthening against all major currencies. Gross margin, which we define as gross profit divided by net sales, increased to 18.6% in the three months ended June 30, 2015 from 17.5% in the three months ended June 30, 2014 due to improved gross margins in all segments. Refer to the “Segment results” for the three months ended June 30, 2015 discussion for additional information.

Outbound freight and handling

Outbound freight and handling expenses decreased $12.1 million, or 12.9%, to $81.5 million for the three months ended June 30, 2015. Foreign currency translation decreased outbound freight and handling expense by 5.8% or $5.4 million. On a constant currency basis, outbound freight and handling expenses decreased 7.1% or $6.7 million, which was primarily attributable to lower reported sales volumes as well as lower diesel fuel costs. Refer to the “Segment results” for the three months ended June 30, 2015 discussion for additional information.

Warehousing, selling and administrative

Warehousing, selling and administrative expenses decreased $13.4 million, or 5.8%, to $217.1 million for the three months ended June 30, 2015. Foreign currency translation decreased warehousing, selling and administrative expenses by 8.5% or $19.7 million. On a constant currency basis, there was an increase of $6.3 million attributable to higher consulting fees of $3.2 million, higher personnel expenses of $2.4 million primarily due to annual compensation increases and increases in information technology expenses of $1.5 million related to internal projects focused on improving operations. These increases were partially offset by lower operating lease expense of $3.9 million primarily due to certain operating leases being replaced by purchased assets as well as capital leases. The remaining $3.1 million increase related to several insignificant components. Refer to the “Segment results” for the three months ended June 30, 2015 discussion for additional information.

Other operating expenses, net

Other operating expenses, net increased $13.4 million, or 52.3%, to $39.0 million for the three months ended June 30, 2015. The increase was primarily related to a contract termination fee of $26.2 million related to terminating consulting agreements between us and CVC and CD&R related to our IPO. The increase was partially offset by a reduction of $3.6 million in redundancy and restructuring charges in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, which primarily related to lower severance activity in the three months ended June 30, 2015. Refer to “Note 6: Redundancy and restructuring” in our condensed consolidated financial statements for additional information. The increase was also partially offset by $2.1 million of lower stock-based compensation expense in the three months ended June 30, 2015 due to a majority of outstanding options vesting in 2014 with fewer grants in fiscal year 2015. The remaining $7.1 million decrease related to several insignificant components. Refer to “Note 5: Other operating expenses, net” in our condensed consolidated financial statements for additional information.

Depreciation and amortization

Depreciation expense increased $7.1 million, or 23.2%, to $37.7 million for the three months ended June 30, 2015. Foreign currency translation decreased depreciation expense by 10.1% or $3.1 million. On a constant currency basis, the increase was primarily related to increased purchases of property, plant and equipment, capital lease asset additions and accelerated depreciation on various sites, which were undergoing restructuring initiatives during the three months ended June 30, 2015.

Amortization expense decreased $1.7 million, or 7.1%, to $22.4 million for the three months ended June 30, 2015. Amortization expense decreased 5.0% or $1.2 million due to foreign currency translation and the additional decrease relates to the lower amortization levels of existing customer relationship intangibles. Customer relationship intangible assets are amortized on an accelerated basis to mirror the economic pattern of benefit from such relationships.

Interest expense

Interest expense decreased $2.7 million, or 4.0%, to $64.6 million for the three months ended June 30, 2015 primarily due to lower average borrowings under short-term financing agreements and us paying the remaining principal balance related to the Senior Subordinated Notes during June 2015, partially offset by increased interest expense from capital lease obligations. Foreign currency translation decreased interest expense by 1.8% or $1.2 million.

Loss on extinguishment of debt

The $7.3 million loss on extinguishment of debt in the three months ended June 30, 2015 related to the write off of unamortized debt issuance costs and debt discount related to us paying the remaining principal balance related to the Senior Subordinated Notes.

Other expense, net

Other expense, net increased $10.1 million, or 505.0%, to $12.1 million for the three months ended June 30, 2015 primarily driven by the discontinuance of cash flow hedges for $7.5 million. Refer to “Note 14: Derivatives” in our condensed consolidated financial statements for additional information. Refer to “Note 7: Other expense, net” in our condensed consolidated financial statements for additional information related to other expense, net fluctuations.

Income tax benefit (expense)

Income tax benefit (expense) increased $10.4 million from a tax expense of $9.8 million in the three months ended June 30, 2014 to a tax benefit of $0.6 million in the three months ended June 30, 2015 primarily due to changes in the mix of earnings in multiple tax jurisdictions, the rate of realization of actual to forecasted earnings and losses, and the interim accounting treatment of year to date losses incurred in foreign jurisdictions for which a tax benefit may not be recognized.

Segment results

Our Adjusted EBITDA by operating segment and in aggregate is summarized in the following tables:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Elimin- ations(1)	Consolidated

	Three Months Ended June 30, 2015

Net sales:
External customers	$1,389.4	$534.6	$467.4	$118.7	$—	$2,510.1
Inter-segment	22.0	2.2	1.1	—	(25.3)	—

Total net sales	1,411.4	536.8	468.5	118.7	(25.3)	2,510.1
Cost of goods sold (exclusive of depreciation)	1,127.2	473.8	369.9	97.3	(25.3)	2,042.9

Gross profit	284.2	63.0	98.6	21.4	—	467.2
Outbound freight and handling	53.5	10.9	14.9	2.2	—	81.5
Warehousing, selling and administrative (operating expenses)	120.6	21.7	56.6	13.0	5.2	217.1

Adjusted EBITDA	$110.1	$30.4	$27.1	$6.2	$(5.2)	$168.6

Other operating expenses, net						39.0
Depreciation						37.7
Amortization						22.4
Interest expense, net						63.1
Loss on extinguishment of debt						7.3
Other expense, net						12.1
Income tax benefit						(0.6)

Net loss						$(12.4)

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Elimin- ations(1)	Consolidated

	Three Months Ended June 30, 2014

Net sales:
External customers	$1,546.2	$587.7	$596.9	$130.6	$—	$2,861.4
Inter-segment	28.2	2.1	1.1	—	(31.4)	—

Total net sales	1,574.4	589.8	598.0	130.6	(31.4)	2,861.4
Cost of goods sold (exclusive of depreciation)	1,275.8	521.9	483.0	111.6	(31.4)	2,360.9

Gross profit	298.6	67.9	115.0	19.0	—	500.5
Outbound freight and handling	58.1	12.2	20.2	3.1	—	93.6
Warehousing, selling and administrative (operating expenses)	120.0	23.8	72.1	11.2	3.4	230.5

Adjusted EBITDA	$120.5	$31.9	$22.7	$4.7	$(3.4)	$176.4

Other operating expenses, net						25.6
Depreciation						30.6
Amortization						24.1
Interest expense, net						64.8
Other expense, net						2.0
Income tax expense						9.8

Net income						$19.5

(1)

Other/Eliminations represents the elimination of intersegment transactions as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.

USA. External sales in the USA segment were $1,389.4 million, a decrease of $156.8 million, or 10.1%, in the three months ended June 30, 2015. External sales dollars decreased 7.0% as a result of a decrease in reported sales volumes primarily due to a reduction in sales of oil and gas products driven by a significant reduction in operating rig count. Sales pricing and product mix decreased external sales dollars by 3.1% primarily resulting from lower average selling prices driven primarily by oil and gas products. Gross profit decreased $14.4 million, or 4.8%, to $284.2 million in the three months ended June 30, 2015. Gross profit decreased by 7.0% due to decreases in reported sales volumes. This was partially offset by a 2.2% increase in gross profit due to sales pricing, product costs and other adjustments primarily due to a shift in product mix towards higher margin products, moderate growth in the gross margin rates on several of our industrial chemicals and services offerings and the successful implementation of productivity initiatives in the three months ended June 30, 2015. Gross margin increased from 19.3% in the three months ended June 30, 2014 to 20.5% during the three months ended June 30, 2015. Outbound freight and handling expenses decreased $4.6 million, or 7.9%, to $53.5 million in the three months ended June 30, 2015 primarily due to lower reported sales volumes as well as lower diesel fuel costs. Operating expenses increased $0.6 million, or 0.5%, to $120.6 million in the three months ended June 30, 2015 due to higher consulting fees of $3.2 million related to internal projects focused on improving operations. The increase was partially offset by lower lease expense of $2.8 million primarily due to certain operating leases being replaced by purchased assets as well as capital leases. The remaining $0.2 million increase related to several insignificant components. Operating expenses as a percentage of external sales increased from 7.8% in the three months ended June 30, 2014 to 8.7% in the three months ended June 30, 2015.

Adjusted EBITDA decreased by $10.4 million, or 8.6%, to $110.1 million in the three months ended June 30, 2015. Adjusted EBITDA margin increased from 7.8% in the three months ended June 30, 2014 to 7.9% in the three months ended June 30, 2015 primarily as a result of improved gross margin partially offset by higher operating expenses as a percentage of external net sales.

Canada. External sales in the Canada segment were $534.6 million, a decrease of $53.1 million, or 9.0%, in the three months ended June 30, 2015. Foreign currency translation decreased external sales dollars by 11.5% as the US dollar strengthened against the Canadian dollar when comparing the three months ended June 30, 2015 to the three months ended June 30, 2014. On a constant currency basis, external sales dollars increased $14.7 million or 2.5%. External sales dollars decreased 4.8% as a result of a decrease in reported sales volumes primarily due to decreases in sales of oil and gas products mostly driven by lower oil prices, lower methanol sales resulting from warmer weather conditions as well as reduced volumes in the agricultural business due to dryer than normal weather conditions partially offset by increases in food, mining and chemical manufacturing products. Sales pricing and product mix increased external sales dollars by 7.3% due to increased average selling prices across several industry sectors partially offset by reduced average selling prices within the oil and gas sector. Gross profit decreased $4.9 million, or 7.2%, to $63.0 million in the three months ended June 30, 2015. Foreign currency translation decreased gross profit by 11.8%. Gross profit decreased 4.8% due to decreases in reported sales volumes. Gross profit increased due to an increase of 9.4% from changes in sales pricing, product costs and other adjustments primarily due to the positive impacts from increased average selling prices discussed above, partially offset by lower average selling prices for oil and gas products during the three months ended June 30, 2015. Gross margin increased from 11.6% in the three months ended June 30, 2014 to 11.8% in the three months ended June 30, 2015 primarily due to a shift in product mix towards higher margin products in the three months ended June 30, 2015. Outbound freight and handling expenses decreased $1.3 million, or 10.7% to $10.9 million primarily due to foreign currency translation. On a constant currency basis, outbound freight and handling expenses remained flat at $12.2 million despite the overall decline in volumes due to the business benefitting from rebates on their contracted fleet driven by higher volumes during the three months ended June 30, 2014. Operating expenses decreased by $2.1 million, or 8.8% to $21.7 million in the three months ended June 30, 2015 and increased as a percentage of external sales from 4.0% in the three months ended June 30, 2014 to 4.1% in the three months ended June 30, 2015. Foreign currency translation decreased operating expenses by 11.3% or $2.7 million. On a constant currency basis, operating expenses increased $0.6 million, or 2.5%, and the increase primarily relates to increased personnel expenses of $0.7 million primarily driven by annual compensation increases. The remaining $0.1 million decrease related to several insignificant components.

Adjusted EBITDA decreased by $1.5 million, or 4.7%, to $30.4 million in the three months ended June 30, 2015. Foreign currency translation decreased Adjusted EBITDA by 12.2% or $3.9 million. On a constant currency basis, Adjusted EBITDA increased $2.4 million, or 7.5%, primarily due to increased external sales generating increased gross profit. Adjusted EBITDA margin increased from 5.4% in the three months ended June 30, 2014 to 5.7% in the three months ended June 30, 2015 primarily due to improved gross margin.

EMEA. External sales in the EMEA segment were $467.4 million, a decrease of $129.5 million, or 21.7%, in the three months ended June 30, 2015. Foreign currency translation decreased external sales dollars by 17.6% primarily resulting from the US dollar strengthening against the euro and British pound when comparing the three months ended June 30, 2015 to the three months ended June 30, 2014. External sales dollars decreased 9.6% as a result of a decrease in reported sales volumes primarily driven by us continuing to elect to exit lower margin contracts as well as reduced volumes of caustic soda given tighter supply of the product. Changes in sales pricing and product mix increased external sales dollars by 5.5% resulting from a shift in product mix towards products with higher average selling prices. Gross profit decreased $16.4 million, or 14.3%, to $98.6 million in the three months ended June 30, 2015. Foreign currency translation decreased gross profit by 19.2% primarily as a result of the US dollar strengthening against the euro and British pound when comparing the three months ended June 30, 2015 to the three months ended June 30, 2014. Gross profit decreased 9.6% due to decreases in reported sales volumes. Gross profit increased 14.5% due to sales pricing, product costs, and other adjustments primarily resulting from electing to not renew lower margin contracts as well as implementing company initiatives to increase volumes of higher margin products. Gross margin increased from 19.3% in the three months ended June 30, 2014 to 21.1% in the three months ended June 30, 2015 primarily due to the factors impacting gross profit discussed above. Outbound freight and handling expenses decreased $5.3 million, or 26.2%, to $14.9 million primarily due to foreign currency translation and lower reported sales volumes. Operating expenses decreased $15.5 million, or 21.5%, to $56.6 million in the three months ended June 30, 2015 and remained at 12.1% as a percentage of external sales in the three months ended June 30, 2015. Foreign currency translation decreased operating expenses by 19.4% or $14.0 million. On a constant currency basis, operating expenses decreased $1.5 million, or 2.1%, primarily due to certain operating leases being replaced by capital leases.

Adjusted EBITDA increased by $4.4 million, or 19.4%, to $27.1 million in the three months ended June 30, 2015. Foreign currency translation decreased Adjusted EBITDA by 20.3% or $4.6 million. On a constant currency basis, Adjusted EBITDA increased $9.0 million, or 39.7%, primarily due to increased gross profit. Adjusted EBITDA margin increased from 3.8% in the three months ended June 30, 2014 to 5.8% in the three months ended June 30, 2015 primarily as a result of the increase in gross margin.

Rest of World. External sales in the Rest of World segment were $118.7 million, a decrease of $11.9 million, or 9.1%, in the three months ended June 30, 2015. Foreign currency translation decreased external sales dollars by 19.5% or $25.5 million when comparing the three months ended June 30, 2015 to the three months ended June 30, 2014 primarily due to the US dollar strengthening against the Mexican peso and Brazilian real. In November 2014, the Company acquired D’Altomare, a Brazilian chemical distributor, which contributed external sales dollars of $12.3 million in the three months ended June 30, 2015. Excluding the impact of D’Altomare and foreign currency, external sales dollars increased 2.0% due to an increase in reported sales volumes, which was primarily attributable to increases in Mexico due to higher sales of caustic soda and personal care products, partially offset by decreases in the Asia Pacific region related to market softness and exiting unprofitable businesses. Excluding the impact of D’Altomare and foreign exchange, external sales dollars decreased by 1.2% as a result of changes in sales pricing and product mix due to decreased average selling prices. Gross profit increased $2.4 million, or 12.6%, to $21.4 million in the three months ended June 30, 2015. D’Altomare contributed gross profit of $4.5 million in the three months ended June 30, 2015. Foreign currency translation decreased gross profit by 27.9% or $5.3 million. Excluding the impact of D’Altomare and foreign exchange, gross profit increased by 2.0% due to an increase in reported sales volumes. Gross profit increased 14.8% due to changes in sales pricing, product costs and other adjustments primarily due to our legacy Brazilian operations obtaining new higher margin business. Gross margin increased from 14.5% in the three months ended June 30, 2014 to 18.0% in the three months ended June 30, 2015 (15.9% excluding D’Altomare in the three months ended June 30, 2015). D’Altomare provides value added services such as blending and sells specialty chemicals and ingredients, which contributed to the higher gross margin in the three months ended June 30, 2015. Outbound freight and handling expenses decreased $0.9 million, or 29.0%, to $2.2 million in the three months ended June 30, 2015 primarily related to foreign exchange translation partially offset by the increase from D’Altomare of $0.2 million. Operating expenses increased $1.8 million, or 16.1%, to $13.0 million in the three months ended June 30, 2015 and increased as a percentage of external sales from 8.6% in the three months ended June 30, 2014 to 11.0% in the three months ended June 30, 2015. D’Altomare contributed operating expenses of $2.4 million in the three months ended June 30, 2015. Foreign currency translation decreased operating expenses by 26.8% or $3.0 million. Excluding the impact of D’Altomare and foreign currency, operating expenses increased $2.4 million due to higher personnel expenses of $1.2 million primarily due to annual compensation increases. The remaining $1.2 million increase related to several insignificant components.

Adjusted EBITDA increased by $1.5 million, or 31.9%, to $6.2 million in the three months ended June 30, 2015. D’Altomare contributed Adjusted EBITDA of $1.8 million in the three months ended June 30, 2015. Foreign currency translation decreased Adjusted EBITDA by 38.3% or $1.8 million. Adjusted EBITDA margin increased from 3.6% in the three months ended June 30, 2014 to 5.2% in the three months ended June 30, 2015 (4.1% excluding D’Altomare in the three months ended June 30, 2015). The increase is primarily a result of the increase in gross margin.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

	Six Month Ended				Favorable		Impact of
(in millions)	June 30, 2015		June 30, 2014		(unfavorable)	% Change	currency*
Net sales	$4,809.2	100.0%	$5,377.8	100.0%	$(568.6)	(10.6)%	(6.5)%
Cost of goods sold (exclusive of depreciation)	3,880.4	80.7%	4,404.9	81.9%	524.5	11.9%	6.4%

Gross profit	928.8	19.3%	972.9	18.1%	(44.1)	(4.5)%	(6.8)%
Operating expenses:
Outbound freight and handling	166.0	3.5%	181.4	3.4%	15.4	8.5%	5.8%
Warehousing, selling and administrative	448.5	9.3%	469.5	8.7%	21.0	4.5%	4.8%
Other operating expenses, net	47.1	1.0%	47.3	0.9%	0.2	0.4%	(5.3)%
Depreciation	69.7	1.4%	61.2	1.1%	(8.5)	(13.9)%	8.8%
Amortization	44.3	0.9%	47.8	0.9%	3.5	7.3%	4.4%

Total operating expenses	775.6	16.1%	807.2	15.0%	31.6	3.9%	7.2%

Operating income	153.2	3.2%	165.7	3.1%	(12.5)	(7.5)%	(4.8)%

Other (expense) income:
Interest income	2.7	0.1%	4.9	0.1%	(2.2)	(44.9)%	(4.1)%
Interest expense	(129.0)	(2.7)%	(133.6)	(2.5)%	4.6	3.4%	1.5%
Loss on extinguishment of debt	(7.3)	(0.2)%	(1.2)	—%	(6.1)	(508.3)%	—%
Other expense, net	(5.3)	(0.1)%	(3.9)	(0.1)%	(1.4)	35.9%	33.3%

Total other expense	(138.9)	(2.9)%	(133.8)	(2.5)%	(5.1)	3.8%	2.2%

Income before income taxes	14.3	0.3%	31.9	0.6%	(17.6)	(55.2)%	(16.0)%
Income tax expense	7.0	0.1%	15.2	0.3%	8.2	53.9%	5.9%

Net income	$7.3	0.2%	$16.7	0.3%	(9.4)	(56.3)%	(25.1)%

*Foreign currency translation is included in the percentage change. Unfavorable impacts from foreign currency translation are designated with parentheses.

Net sales

Net sales were $4,809.2 million in the six months ended June 30, 2015, representing a decrease of $568.6 million, or 10.6%, from the six months ended June 30, 2014. Foreign currency translation decreased net sales by 6.5% when compared to the six months ended June 30, 2014, due to the US dollar strengthening against all major currencies. Net sales decreased 5.7% due to a decrease in reported sales volumes as the result of decreases in the USA, Canada and EMEA segments partially offset by an increase in the Rest of World segment. Net sales increased 1.6% as a result of changes in sales pricing and product mix resulting from increases in the Canada and EMEA segments partially offset by a decrease in the USA segment. Refer to the “Segment results” for the six months ended June 30, 2015 discussion for additional information.

Gross profit

Gross profit decreased $44.1 million, or 4.5%, to $928.8 million for the six months ended June 30, 2015. Gross profit decreased by 5.7% due to decreases in reported sales volumes. Gross profit increased by 8.0% primarily due to changes in sales pricing, product costs and other adjustments resulting from increases across all segments. Foreign currency translation decreased gross profit by 6.8% when compared to the six months ended June 30, 2014 due to the US dollar strengthening against all major currencies. Gross margin increased to 19.3% in the six months ended June 30, 2015 from 18.1% in the six months ended June 30, 2015 due to improved gross margins in the USA, EMEA and Rest of World segments. Refer to the “Segment results” for the six months ended June 30, 2015 discussion for additional information.

Outbound freight and handling

Outbound freight and handling expenses decreased $15.4 million, or 8.5%, to $166.0 million for the six months ended June 30, 2015. Foreign currency translation decreased outbound freight and handling expense by 5.8% or $10.5 million. On a constant currency basis, outbound freight and handling expenses decreased 2.7% or $4.9 million, which was primarily attributable to lower reported sales volumes as well as lower diesel fuel costs. Refer to the “Segment results” for the six months ended June 30, 2015 discussion for additional information.

Warehousing, selling and administrative

Warehousing, selling and administrative expenses decreased $21.0 million, or 4.5%, to $448.5 million for the six months ended June 30, 2015. Foreign currency translation decreased warehousing, selling and administrative expenses by 4.8% or $37.8 million. On a constant currency basis, there was an increase of $16.8 million attributable to higher personnel expenses of $12.0 million primarily due to annual compensation increases, higher consulting fees of $5.8 million and increases in information technology expenses of $2.9 million related to internal projects focused on improving operations. These increases were partially offset by lower operating lease expense of $6.0 million primarily due to certain operating leases being replaced by purchased assets as well as capital leases. The remaining $2.1 million increase related to several insignificant components. Refer to the “Segment results” for the six months ended June 30, 2015 discussion for additional information.

Other operating expenses, net

Other operating expenses, net decreased $0.2 million, or 0.4%, to $47.1 million for the six months ended June 30, 2015. The decrease was primarily due to a reduction of $11.9 million in redundancy and restructuring charges in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, which primarily related to higher facility exit costs in the six months ended June 30, 2014 largely due to changes in estimated sublease income. Refer to “Note 6: Redundancy and restructuring” in our condensed consolidated financial statements for additional information. The decrease is also attributable to $4.2 million of lower stock-based compensation expense in the six months ended June 30, 2015 due to a majority of outstanding options vesting in 2014 with fewer grants in the six months ended June 30, 2015. The decrease is also attributable to $3.7 million of lower consulting fees in the six months ended June 30, 2015, which fees were associated with the implementation of several regional initiatives aimed at streamlining our cost structure and improving our operations. The decreases were partially offset by an increase related to a contract termination fee of $26.2 million related to terminating consulting agreements between us and CVC and CD&R related to the IPO. Foreign currency translation decreased other operating expenses, net by 5.3% or $2.5 million. The remaining $4.1 million decrease related to several insignificant components. Refer to “Note 5: Other operating expenses, net” in our condensed consolidated financial statements for additional information.

Depreciation and amortization

Depreciation expense increased $8.5 million, or 13.9%, to $69.7 million for the six months ended June 30, 2015. Foreign currency translation decreased depreciation expense by 8.8% or $5.4 million. On a constant currency basis, the increase was primarily related to increased purchases of property, plant and equipment, capital lease asset additions and accelerated depreciation on various sites, which were undergoing restructuring initiatives during the six months ended June 30, 2015.

Amortization expense decreased $3.5 million, or 7.3%, to $44.3 million for the six months ended June 30, 2015. Amortization expense decreased 4.4% or $2.1 million due to foreign currency translation and the additional decrease relates to the lower amortization levels of existing customer relationship intangibles. Customer relationship intangible assets are amortized on an accelerated basis to mirror the economic pattern of benefit from such relationships.

Interest expense

Interest expense decreased $4.6 million, or 3.4%, to $129.0 million for the six months ended June 30, 2015 primarily due to lower average borrowings under short-term financing agreements and the Company paying the remaining principal balance related to the Senior Subordinated Notes during June 2015, partially offset by increased interest expense from capital lease obligations. Foreign currency translation decreased interest expense by 1.5% or $2.0 million.

Loss on extinguishment of debt

Loss on extinguishment of debt increased $6.1 million to $7.3 million for the six months ended June 30, 2015. The $7.3 million loss in the six months ended June 30, 2015 related to the write off of unamortized debt issuance costs and debt discount related to payment of the principal balance related to the Senior Subordinated Notes in June 2015. The $1.2 million loss in the six months ended June 30, 2014 related to the write off of unamortized debt issuance costs related to the closure of the 2016 European ABL facility in March 2014.

Other expense, net

Other expense, net increased $1.4 million, or 35.9%, to $5.3 million for the six months ended June 30, 2015 primarily driven by the discontinuance of cash flow hedges for $7.5 million. Refer to “Note 14: Derivatives” in our condensed consolidated financial statements for additional information. The increase was partially offset by foreign currency transaction gains net of losses from undesignated foreign currency derivative instruments of $4.7 million in the six months ended June 30, 2015 compared to losses of $2.5 million in the six months ended June 30, 2014. The primary driver for the gains in the six months ended June 30, 2015 resulted from the revaluation of the Euro Tranche Term Loan. Refer to “Note 7: Other expense, net” in our condensed consolidated financial statements.

Income tax expense

Income tax expense decreased $8.2 million, or 53.9%, to $7.0 million for the six months ended June 30, 2015 primarily due to changes in the mix of earnings in multiple tax jurisdictions, the rate of realization of actual to forecasted earnings and losses, and the interim accounting treatment of year to date losses incurred in foreign jurisdictions for which a tax benefit may not be recognized.

Segment results

Our Adjusted EBITDA by operating segment and in aggregate is summarized in the following tables:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Elimin- ations(1)	Consolidated

	Six Months Ended June 30, 2015

Net sales:
External customers	$2,784.2	$827.8	$943.8	$253.4	$—	$4,809.2
Inter-segment	49.5	4.1	1.8	—	(55.4)	—

Total net sales	2,833.7	831.9	945.6	253.4	(55.4)	4,809.2
Cost of goods sold (exclusive of depreciation)	2,267.7	715.6	745.2	207.3	(55.4)	3,880.4

Gross profit	566.0	116.3	200.4	46.1	—	928.8
Outbound freight and handling	109.5	20.8	31.1	4.6	—	166.0
Warehousing, selling and administrative (operating expenses)	253.8	44.6	115.0	27.2	7.9	448.5

Adjusted EBITDA	$202.7	$50.9	$54.3	$14.3	$(7.9)	$314.3

Other operating expenses, net						47.1
Depreciation						69.7
Amortization						44.3
Interest expense, net						126.3
Loss on extinguishment of debt						7.3
Other expense, net						5.3
Income tax expense						7.0

Net income						$7.3

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Elimin- ations(1)	Consolidated

	Six Months Ended June 30, 2014

Net sales:
External customers	$3,012.7	$907.2	$1,194.7	$263.2	$—	$5,377.8
Inter-segment	55.6	5.1	2.1	—	(62.8)	—

Total net sales	3,068.3	912.3	1,196.8	263.2	(62.8)	5,377.8
Cost of goods sold (exclusive of depreciation)	2,489.8	785.4	967.1	225.4	(62.8)	4,404.9

Gross profit	578.5	126.9	229.7	37.8	—	972.9
Outbound freight and handling	113.0	24.3	39.4	4.7	—	181.4
Warehousing, selling and administrative (operating expenses)	248.1	48.4	144.2	24.7	4.1	469.5

Adjusted EBITDA	$217.4	$54.2	$46.1	$8.4	$(4.1)	$322.0

Other operating expenses, net						47.3
Depreciation						61.2
Amortization						47.8
Interest expense, net						128.7
Loss on extinguishment of debt						1.2
Other expense, net						3.9
Income tax expense						15.2

Net income						$16.7

(1)

Other/Eliminations represents the elimination of intersegment transactions as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.

USA. External sales in the USA segment were $2,784.2 million, a decrease of $228.5 million, or 7.6%, in the six months ended June 30, 2015. External sales dollars decreased 6.2% as a result of a decrease in reported sales volumes primarily due to a reduction in sales of oil and gas products driven by a significant reduction in operating rig count. Sales pricing and product mix decreased external sales dollars by 1.4% primarily resulting from lower average selling prices driven by oil and gas products. Gross profit decreased $12.5 million, or 2.2%, to $566.0 million in the six months ended June 30, 2015. Gross profit decreased by 6.2% due to decreases in reported sales volumes. This was partially offset by a 4.0% increase in gross profit due to sales pricing, product costs and other adjustments primarily due to a shift in product mix towards higher margin products as well as moderate growth in the gross margin rates on several of our industrial chemicals and services offerings and the successful implementation of productivity initiatives in the six months ended June 30, 2015. Gross margin increased from 19.2% in the six months ended June 30, 2014 to 20.3% during the six months ended June 30, 2015. Outbound freight and handling expenses decreased $3.5 million, or 3.1%, to $109.5 million in the six months ended June 30, 2015 primarily due to lower reported sales volumes as well as lower diesel fuel costs. Operating expenses increased $5.7 million, or 2.3%, to $253.8 million in the six months ended June 30, 2015 due to higher personnel expenses of $7.5 million primarily due to increased headcount and annual compensation increases and higher consulting fees of $4.9 million related to internal projects focused on improving operations. These increases were partially offset by lower lease expense of $4.8 million primarily due to certain operating leases being replaced by purchased assets as well as capital leases. The remaining $1.9 million decrease related to several insignificant components. Operating expenses as a percentage of external sales increased from 8.2% in the six months ended June 30, 2014 to 9.1% in the six months ended June 30, 2015.

Adjusted EBITDA decreased by $14.7 million, or 6.8%, to $202.7 million in the six months ended June 30, 2015. Adjusted EBITDA margin increased from 7.2% in the six months ended June 30, 2014 to 7.3% in the six months ended June 30, 2015 primarily as a result of improved gross margin partially offset by higher operating expenses as a percentage of external net sales.

Canada. External sales in the Canada segment were $827.8 million, a decrease of $79.4 million, or 8.8%, in the six months ended June 30, 2015. Foreign currency translation decreased external sales dollars by 11.5% as the US dollar strengthened against the Canadian dollar when comparing the six months ended June 30, 2015 to the six months ended June 30, 2014. On a constant currency basis, external sales dollars increased $24.9 million or 2.7%. External sales dollars decreased 4.0% as a result of a decrease in reported sales volumes primarily due to decreases in sales of oil and gas products mostly driven by lower oil prices and lower methanol sales due to warmer weather conditions. These decreases were partially offset by increases in agricultural sales, which were primarily driven by warmer weather conditions, increases in food, mining and chemical manufacturing products and increased sales to commodity and manufacturing based end markets, driven by the strengthening of the US dollar. Sales pricing and product mix increased external sales dollars by 6.7% primarily due to a shift in product mix towards products with higher average selling prices. Gross profit decreased $10.6 million, or 8.4%, to $116.3 million in the six months ended June 30, 2015. Foreign currency translation decreased gross profit by 11.6%. Gross profit decreased 4.0% due to decreases in reported sales volumes. Gross profit increased due to an increase of 7.2% from changes in sales pricing, product costs and other adjustments primarily due to the positive impacts from increased average selling prices across several industry sectors, partially offset by lower average selling prices for oil and gas products during the six months ended June 30, 2015. Gross margin remained at 14.0% in the six months ended June 30, 2015 when compared to the six months ended June 30, 2014. Outbound freight and handling expenses decreased $3.5 million, or 14.4%, to $20.8 million primarily due to foreign currency translation and lower reported sales volumes. Operating expenses decreased by $3.8 million, or 7.9%, to $44.6 million in the six months ended June 30, 2015 and increased as a percentage of external sales from 5.3% in the six months ended June 30, 2014 to 5.4% in the six months ended June 30, 2015. Foreign currency translation decreased operating expenses by 11.6% or $5.6 million. On a constant currency basis, operating expenses increased $1.8 million, or 3.7%, and the increase primarily relates to increased personnel expenses of $1.7 million primarily driven by annual compensation increases and higher variable compensation. The remaining $0.1 million increase related to several insignificant components.

Adjusted EBITDA decreased by $3.3 million, or 6.1%, to $50.9 million in the six months ended June 30, 2015. Foreign currency translation decreased Adjusted EBITDA by 12.0% or $6.5 million. On a constant currency basis, Adjusted EBITDA increased $3.2 million, or 5.9%, primarily due to increased external sales generating increased gross profit. Adjusted EBITDA margin increased from 6.0% in the six months ended June 30, 2014 to 6.1% in the six months ended June 30, 2015 primarily due to lower transportation costs as a percentage of external net sales.

EMEA. External sales in the EMEA segment were $943.8 million, a decrease of $250.9 million, or 21.0%, in the six months ended June 30, 2015. Foreign currency translation decreased external sales dollars by 16.7% primarily resulting from the US dollar strengthening against the euro and British pound when comparing the six months ended June 30, 2015 to the six months ended June 30, 2014. External sales dollars decreased 5.1% as a result of a decrease in reported sales volumes primarily driven by us continuing to elect to exit lower margin contracts as well as reduced volumes of caustic soda given tighter supply of the product. Changes in sales pricing and product mix increased external sales dollars by 0.8% primarily due to a shift in product mix towards products with higher average selling prices. Gross profit decreased $29.3 million, or 12.8%, to $200.4 million in the six months ended June 30, 2015. Foreign currency translation decreased gross profit by 18.5% primarily as a result of the US dollar strengthening against the euro and British pound when comparing the six months ended June 30, 2015 to the six months ended June 30, 2014. Gross profit decreased 5.1% due to decreases in reported sales volumes. Gross profit increased 10.8% due to sales pricing, product costs, and other adjustments primarily resulting from electing to not renew lower margin contracts as well as implementing company initiatives to increase volumes of higher margin products. Gross margin increased from 19.2% in the six months ended June 30, 2014 to 21.2% in the six months ended June 30, 2015 primarily due to the factors impacting gross profit discussed above. Outbound freight and handling expenses decreased $8.3 million, or 21.1%, to $31.1 million primarily due to foreign currency translation and lower reported sales volumes. Operating expenses decreased $29.2 million, or 20.2%, to $115.0 million in the six months ended June 30, 2015, but increased as a percentage of external sales from 12.1% in the six months ended June 30, 2014 to 12.2% in the six months ended June 30, 2015. Foreign currency translation decreased operating expenses by 18.7% or $27.0 million. On a constant currency basis, operating expenses decreased $2.2 million, or 1.5%, which was primarily related to lower personnel expenses of $0.5 million due to reduced headcount from redundancy and restructuring initiatives and lower lease expense of $0.5 million due to certain operating leases being replaced by capital leases. The remaining $1.2 million decrease related to several insignificant components.

Adjusted EBITDA increased by $8.2 million, or 17.8%, to $54.3 million in the six months ended June 30, 2015. Foreign currency translation decreased Adjusted EBITDA by 18.2% or $8.4 million. On a constant currency basis, Adjusted EBITDA increased $16.6 million, or 36.0%, primarily due to increased gross profit. Adjusted EBITDA margin increased from 3.9% in the six months ended June 30, 2014 to 5.8% in the six months ended June 30, 2015 primarily as a result of the increase in gross margin.

Rest of World. External sales in the Rest of World segment were $253.4 million, a decrease of $9.8 million, or 3.7%, in the six months ended June 30, 2015. Foreign currency translation decreased external sales dollars by 16.8% when comparing the six months ended June 30, 2015 to the six months ended June 30, 2014 primarily due to the US dollar strengthening against the Mexican peso and Brazilian real. In November 2014, the Company acquired D’Altomare, a Brazilian chemical distributor, which contributed external sales dollars of $25.2 million in the six months ended June 30, 2015. Excluding the impact of D’Altomare and foreign currency translation, external sales dollars increased 3.5% due to an increase in reported sales volumes, which was primarily attributable to increases in Mexico due to higher sales of caustic soda, partially offset by decreases in the Asia Pacific region related to competitive pressures and weaker demand. Excluding the impact of D’Altomare and foreign currency translation, external sales dollars did not change as a result of changes in sales pricing and product mix. Gross profit increased $8.3 million, or 22.0%, to $46.1 million in the six months ended June 30, 2015. D’Altomare contributed gross profit of $9.5 million in the six months ended June 30, 2015. Excluding the impact of D’Altomare and foreign currency translation, gross profit increased by 3.5% due to an increase in reported sales volumes. Gross profit increased 17.5% due to changes in sales pricing, product costs and other adjustments primarily due to average selling prices increasing at a faster rate than average purchasing costs. Foreign currency translation decreased gross profit by 24.1%. Gross margin increased from 14.4% in the six months ended June 30, 2014 to 18.2% in the six months ended June 30, 2015 (16.0% excluding D’Altomare in the six months ended June 30, 2015) primarily due to the factors impacting gross profit discussed above. Outbound freight and handling expenses decreased $0.1 million, or 2.1%, to $4.6 million in the six months ended June 30, 2015. On a constant currency basis, outbound freight and handling expenses increased $0.8 million or 17.0%, which was due to the increase in reported sales volumes as well as a $0.5 million increase from D’Altomare. Operating expenses increased $2.5 million, or 10.1%, to $27.2 million in the six months ended June 30, 2015 and increased as a percentage of external sales from 9.4% in the six months ended June 30, 2014 to 10.7% in the six months ended June 30, 2015. D’Altomare contributed operating expenses of $4.9 million in the six months ended June 30, 2015. Foreign currency translation decreased operating expenses by 20.2% or $5.0 million. Excluding the impact of D’Altomare and foreign currency translation, operating expenses increased $2.6 million due to higher personnel expenses of $1.7 million primarily due to increased headcount within Mexico and annual compensation increases. The remaining $0.9 million increase related to several insignificant components.

Adjusted EBITDA increased by $5.9 million, or 70.2%, to $14.3 million in the six months ended June 30, 2015. D’Altomare contributed Adjusted EBITDA of $4.1 million in the six months ended June 30, 2015. Foreign currency translation decreased Adjusted EBITDA by 36.9% or $3.1 million. On a constant currency basis and excluding D’Altomare, Adjusted EBITDA increased $4.9 million, or 58.3%, primarily due to increased gross profit. Adjusted EBITDA margin increased from 3.2% in the six months ended June 30, 2014 to 5.6% in the six months ended June 30, 2015 (4.5% excluding D’Altomare in the six months ended June 30, 2015). The increase is primarily a result of the increase in gross margin.

Impact of subsequent events

We refinanced a significant portion of our long term debt during July 2015. Refer to “Note 11: Debt” in our condensed consolidated financial statements for further information on our debt refinancing. This modification and extinguishment related to this debt financing activity is expected to result in expense before income taxes of between approximately $20.0 million and $35.0 million during the three months ended September 30, 2015.

Liquidity and Capital Resources

Our primary source of liquidity is cash generated from our operations as well as borrowings under our credit facilities. As of June 30, 2015, we had approximately $800.0 million available under our credit facilities.

We are in compliance with all of our covenant ratios and believe there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business.

Our primary liquidity and capital resource needs are to service our debt and to finance working capital, capital expenditures, other liabilities and cost of acquisitions. We believe that funds provided by these sources will be adequate to meet the liquidity and capital resource needs for at least the next 12 months under current operating conditions. We will continue to balance our focus on sales and earnings growth with continuing efforts in cost control and working capital management.

On July 1, 2015, we refinanced our Senior Term Loan Facilities. On July 28, 2015, we refinanced our North American ABL Facility and North American ABL Term Loan. The completion of the refinancing transactions enhances our liquidity position by eliminating the need to refinance in the near term and decreases future interest expense and related cash outflows. Refer to “Note 11: Debt” within the condensed consolidated financial statements for more information.

Cash Flows

The following table presents a summary of our cash flow activity for the periods set forth below:

	Six Months Ended

	June 30, 2015	June 30, 2014

Net cash provided (used) by operating activities	$108.6	$(75.9)
Net cash (used) by investing activities	(81.5)	(47.7)
Net cash (used) provided by financing activities	(10.4)	106.0

Cash Provided (Used) by Operating Activities

Cash provided by operating activities increased $184.5 million from cash used by operating activities of $75.9 million for the six months ended June 30, 2014 to $108.6 million of cash provided by operating activities for the six months ended June 30, 2015. The increase in cash provided by operations was primarily due to an increase of $222.0 million due to working capital changes. Typically, in the first six months of the fiscal year, working capital is a net cash outflow due to increased sales activity in the first half of the year compared to the prior year fourth quarter and increased inventory levels in anticipation of the higher levels of sales activity in the third quarter. In the six months ended June 30, 2015, working capital provided cash because net sales during the six months ended June 30, 2015 were lower than net sales during the six months ended December 31, 2014 primarily due to sales declines within the oil and gas markets. In addition, working capital levels were higher than normal as of December 31, 2014 due to a buildup of inventory during 2014 to support our customer driven initiative related to improving on-time delivery.

The increase in cash provided by operations was partially offset by changes in redundancy and restructuring liabilities. The redundancy and restructuring liabilities increased approximately $29.0 million during the six months ended June 30, 2014, which was primarily due to higher facility exit costs and employee termination costs. In the six months ended June 30, 2015, the redundancy and restructuring liabilities decreased approximately $0.5 million as payments and new charges were consistent. As a result, cash provided by operating activities decreased by $29.5 million in the six months ended June 30, 2015. Decreases in cash provided by operating activities also resulted from larger decreases of $11.1 million in accrued liabilities related to variable compensation in the six months ended June 30, 2015 when compared to the six months ended June 30, 2014. The primary driver for the larger decrease in the six months ended June 30, 2015 is due to higher variable compensation payouts in 2015 related to improved financial performance in fiscal year 2014 versus fiscal year 2013. Another factor offsetting the higher cash provided by operating activities was the decrease of $11.7 million in net income exclusive of non-cash items in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Refer to “Results of Operations” above for additional information. The remaining increase of $14.8 million related to several insignificant components.

Cash (Used) by Investing Activities

Cash used by investing activities increased $33.8 million from $47.7 million for the six months ended June 30, 2014 to $81.5 million for the six months ended June 30, 2015. The increase primarily related to the April 2015 acquisition of Key Chemical, Inc. or Key for $18.6 million, net of cash acquired as well as higher spending on capital expenditures of $14.0 million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in capital expenditures primarily related to purchasing assets that replaced operating leases and increased information technology spend related to internal projects focused on improving operations.

Cash (Used) Provided by Financing Activities

Cash used by financing activities increased $116.4 million from cash provided of $106.0 million for the six months ended June 30, 2014 to cash used of $10.4 million for the six months ended June 30, 2015. The increase in cash used by financing activities was primarily due to the decrease in our outstanding balances within our ABL facilities of $97.3 million in the six months ended June 30, 2015 compared to an increase of $139.8 million in the six months ended June 30, 2014, which resulted in a net increase of $237.1 million. The increase in ABL payments during the six months ended June 30, 2015 primarily related to improved cash flows from operations. During the six months ended June 30, 2014, there was a shift in borrowing more under ABL facilities, which have lower interest rates, versus bank overdrafts or short-term financing.

The increase in cash used by financing activities was partially offset by us closing our IPO and a concurrent private placement during the six months ended June 30, 2015. The proceeds, net of fees, related to the IPO and concurrent private placement were $763.6 million. Concurrent with the IPO and private placement, we paid the remaining principal balance of $650.0 million related to the Senior Subordinated Notes. This resulted in a net cash inflow from financing activities of $113.6 million. Financing fees paid decreased by $5.0 million due to no debt refinancing activity in the six months ended June 30, 2015. The remaining decrease of $2.1 million related to several insignificant components.

Contractual Obligations and Commitments

The following table summarizes material changes to our contractual obligations as of December 31, 2014, resulting from the changes in our long term debt through June 30, 2015. These changes primarily resulted from us paying the remaining principal balance of $650.0 million related to our Senior Subordinated Notes.

	Payment Due by Period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, including current maturities(1)	$3,065.4	$39.7	$2,795.7	$230.0	$—
Interest (2)	304.4	77.3	226.0	1.1	—

(1)	See “Note 11: Debt” in our condensed consolidated financial statements for additional information.
(2)	Interest payments on debt are calculated for future periods using interest rates in effect at June 30, 2015. Projected interest payments include the related effects of interest rate swap agreements. Certain of these projected interest payments may differ in the future based on changes in floating interest rates, foreign currency fluctuations or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at June 30, 2015. See “Note 11: Debt” and “Note 14: Derivatives” in our condensed consolidated financial statements for further information regarding our debt instruments and related interest rate agreements, respectively.

The following table summarizes material changes to our contractual obligations as of December 31, 2014 on a pro forma basis reflecting both changes to our long term debt through June 30, 2015 as well as our July 2015 debt refinancing transactions discussed in “Note 11: Debt” of our condensed consolidated financial statements.

	Payment Due by Period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, including current maturities(1)	$3,140.4	$5.8	$113.1	$79.7	$2,941.8
Interest (2)	931.4	71.0	272.3	255.9	332.2

(1)	See “Note 11: Debt” in our condensed consolidated financial statements for additional information.
(2)	Interest payments on debt are calculated for future periods using interest rates in effect at June 30, 2015. Projected interest payments include the related effects of interest rate swap agreements. Certain of these projected interest payments may differ in the future based on changes in floating interest rates, foreign currency fluctuations or other factors or events.

Critical Accounting Estimates

There were no material changes in our critical accounting estimates since the filing of Final Prospectus.

Recently Issued and Adopted Accounting Pronouncements

See “Note 3: Significant Accounting Policies” in the notes to the condensed consolidated financial statements.

Accounting Pronouncements Issued But Not Yet Adopted

See “Note 3: Significant Accounting Policies” in the notes to the condensed consolidated financial statements.

Forward looking statements and information

This Quarterly Report on Form 10-Q contains forward-looking statements. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth strategies and the industries in which we operate and including, without limitation, statements relating to our estimated or anticipated financial performance or results. Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those reflected in forward-looking statements relating to our operations and business and the risks and uncertainties discussed in “Risk Factors.” Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

•	general economic conditions, particularly fluctuations in industrial production;
•	disruption in the supply of chemicals we distribute or our customers’ operations;
•	termination of contracts or relationships by customers or producers on short notice;
•	the price and availability of chemicals, or a decline in the demand for chemicals;
•	our ability to pass through cost increases to our customers;
•	trends in oil and gas prices;
•	our ability to execute strategic investments, including pursuing acquisitions and/or dispositions, and successfully integrating and operating acquired companies;
•	challenges associated with international operations, including securing producers and personnel, compliance with foreign laws and changes in economic or political conditions;
•	our ability to effectively implement our strategies or achieve our business goals;
•	exposure to interest rate and currency fluctuations;
•	competitive pressures in the chemical distribution industry;
•	our ability to implement and efficiently operate the systems needed to manage our operations;
•	the risks associated with security threats, including cybersecurity threats;
•	increases in transportation costs and changes in our relationship with third party carriers;
•	the risks associated with hazardous materials and related activities;
•

accidents, safety failures, environmental damage, product quality issues, major or systemic delivery failures involving our distribution network or the products we carry or adverse health effects or other harm related to the materials we blend, manage, handle, store, sell or transport;

•	evolving laws and regulations relating to hydraulic fracturing;
•	losses due to potential product liability claims and recalls and asbestos claims;
•

compliance with extensive environmental, health and safety laws, including laws relating to the investigation and remediation of contamination, that could require material expenditures or changes in our operations;

•	general regulatory and tax requirements;
•	operational risks for which we may not be adequately insured;
•	ongoing litigation and other legal and regulatory actions and risks;
•	potential impairment of goodwill;
•	inability to generate sufficient working capital;
•	loss of key personnel;
•	labor disruptions and other costs associated with the unionized portion of our workforce;
•	negative developments affecting our pension plans;
•	the impact of labeling regulations;
•	consolidation of our competitors; and
•	our substantial indebtedness and the restrictions imposed by our debt instruments and indenture.

You should read this Quarterly Report on Form 10-Q, including the uncertainties and factors discussed under “Risk Factors” in our Final Prospectus completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise and changes in future operating results over time or otherwise.

Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information provided in our Final Prospectus.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 15 to the interim condensed consolidated financial statements included in Part I, Financial Statements of this report.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Final Prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds

On June 17, 2015, our registration statement on Form S-1 (File No. 333-197085) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 20,000,000 shares of our common stock at a price of $22.00 per share, less $1.32 in underwriting discounts and commissions, resulting in aggregate proceeds before underwriting discounts and commissions of $440.0 million. Certain of our stockholders sold 20,250,000 shares of our common stock in our initial public offering at a price of $22.00 per share, less $1.32 in underwriting discounts and commissions, resulting in aggregate proceeds before underwriting discounts and commissions of $445.5 million. This resulted in aggregate underwriting discounts and commissions of approximately $53.1 million and aggregate net proceeds, before expenses, of $413.6 million to us and approximately $418.8 million to the selling stockholders. We received no proceeds from the sale of shares by the selling stockholders. After offering expenses of approximately $6.0 million, our net proceeds from the initial public offering were approximately $407.6 million. Deutsche Bank Securities Inc., Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as joint book-running managers. Additional book-running managers included Barclays Capital Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Jefferies LLC, Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., HSBC Securities (USA) Inc., Moelis & Company LLC, Wells Fargo Securities, LLC, Lazard Frères & Co. Inc., SunTrust Robinson Humphrey, Inc. and William Blair & Company, L.L.C. The offering commenced on June 8, 2015 and did not terminate before all of the securities registered in the registration statement were sold. We closed the initial public offering on June 23, 2015.

Concurrently with the initial public offering, we executed a private placement of common stock pursuant to Section 4(a)(2) of the Securities Act with Dahlia Investments Pte. Ltd., an indirect wholly owned subsidiary of Temasek Holdings (Private) Limited, or Temasek, pursuant to which Temasek paid approximately $350.0 million for 17,636,684 common shares at approximately $19.85 per share. There were no underwriters for the private placement and we paid no underwriter discounts or commissions and therefore our net proceeds from the private placement were approximately $350.0 million. On June 23, 2015, we closed the sale of these shares concurrently with the initial public offering. No payments were made by us in connection with the initial public offering or the private placement to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates except for a termination fee of $26.2 million related to the termination of the consulting agreements between us and CVC and CD&R. A significant portion of the proceeds of the initial public offering was paid to affiliates of Goldman, Sachs & Co., who served as an underwriter in the initial public offering. Affiliates of Goldman, Sachs & Co. are holders of approximately 1.0% of our common stock after the IPO and were the sole holders of our outstanding Senior Subordinated Notes due 2017 and held $30.0 million of our outstanding Senior Subordinated Notes due 2018. Deutsche Bank Securities Inc. served as the qualified independent underwriter in the initial public offering.

We used the proceeds from the initial public offering and private placement to retire $600.0 million of our outstanding Senior Subordinated Notes due 2017 and $50.0 million of our outstanding Senior Subordinated Notes due 2018 and to pay CVC and CD&R an aggregate termination fee of $26.2 million. There has been no material change in the planned use of proceeds from our initial public offering as described in our Final Prospectus filed with the Securities and Exchange Commission on June 19, 2015 pursuant to Rule 424(b)(4) under the Securities Act. All of the proceeds of the initial public offering and the private placement have been applied.

(c) Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	Interactive Data File

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univar Inc. (Registrant)

By:	/s/ J. Erik Fyrwald
J. Erik Fyrwald President, Chief Executive Officer, Director

Date: August 6, 2015

By:	/s/ Carl J. Lukach
Carl J. Lukach
Executive Vice President, Chief Financial Officer

Date: August 6, 2015