Form 10-Q
period 2015-09-30
Univar Inc.
filed 2015-11-03
CIK 1494319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 16, 2015, 137,957,960 shares of the registrant’s common stock, $0.01 par value, were outstanding.

Univar Inc.

Form 10-Q

For the quarterly period ended September 30, 2015

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

Univar Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

		Three months ended September 30,		Nine months ended September 30,
(in millions, except share and per share data)	Note	2015	2014	2015	2014

Net sales		$2,206.3	$2,608.9	$7,015.5	$7,986.7
Cost of goods sold (exclusive of depreciation)		1,755.8	2,115.8	5,636.2	6,520.7

Gross profit		450.5	493.1	1,379.3	1,466.0
Operating expenses:
Outbound freight and handling		81.4	92.8	247.4	274.2
Warehousing, selling and administrative		212.9	229.7	661.4	699.2
Other operating expenses, net	5	10.2	7.3	57.3	54.6
Depreciation		34.3	33.9	104.0	95.1
Amortization		22.0	23.9	66.3	71.7

Total operating expenses		360.8	387.6	1,136.4	1,194.8

Operating income		89.7	105.5	242.9	271.2

Other (expense) income:
Interest income		1.2	1.8	3.9	6.7
Interest expense		(40.8)	(65.6)	(169.8)	(199.2)
Loss on extinguishment of debt	11	(4.8)	—	(12.1)	(1.2)
Other (expense) income, net	7	(25.6)	6.3	(30.9)	2.4

Total other expense		(70.0)	(57.5)	(208.9)	(191.3)

Income before income taxes		19.7	48.0	34.0	79.9
Income tax expense	8	7.6	2.2	14.6	17.4

Net income		$12.1	$45.8	$19.4	$62.5

Income per common share:
Basic	9	$0.09	$0.46	$0.17	$0.63
Diluted	9	0.09	0.46	0.17	0.62
Weighted average common shares outstanding:
Basic	9	137,585,461	99,739,584	113,579,729	99,699,426
Diluted	9	138,383,633	100,547,841	114,238,785	100,193,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

		Three months ended September 30,		Nine months ended September 30,
(in millions)	Note	2015	2014	2015	2014
Net income		$12.1	$45.8	$19.4	$62.5
Other comprehensive (loss) income, net of tax:
Foreign currency translation	10	(82.5)	(72.9)	(178.8)	(70.7)
Pension and other postretirement benefit adjustment	10	(1.8)	(1.8)	(5.5)	(5.5)
Derivative financial instruments	10	—	2.1	3.7	(0.2)

Total other comprehensive loss, net of tax		(84.3)	(72.6)	(180.6)	(76.4)

Comprehensive loss		$(72.2)	$(26.8)	$(161.2)	$(13.9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in millions, except share and per share data)	Note	September 30, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents		$187.4	$206.0
Trade accounts receivable, net		1,243.4	1,277.5
Inventories		859.8	942.7
Prepaid expenses and other current assets		147.6	158.5
Deferred tax assets		33.1	37.1

Total current assets		2,471.3	2,621.8

Property, plant and equipment, net	12	1,035.8	1,032.3
Goodwill		1,723.5	1,767.6
Intangible assets, net	12	505.7	574.9
Deferred tax assets		7.4	15.5
Other assets		76.4	64.5

Total assets		$5,820.1	$6,076.6

Liabilities and stockholders’ equity
Current liabilities:
Short-term financing	11	$32.7	$61.1
Trade accounts payable		978.9	991.9
Current portion of long-term debt	11	40.8	80.7
Accrued compensation		70.8	73.7
Other accrued expenses	12	266.7	308.1
Deferred tax liabilities		0.6	3.4

Total current liabilities		1,390.5	1,518.9

Long-term debt	11	3,080.9	3,739.5
Pension and other postretirement benefit liabilities		259.2	304.5
Deferred tax liabilities		100.9	119.7
Other long-term liabilities		135.5	145.9
Commitment and contingencies	15	—	—
Stockholders’ equity:
Preferred stock, 200,000,000 shares authorized at $0.01 par value with no shares issued or outstanding as of September 30, 2015 and December 31, 2014		—	—
Common stock, 2,000,000,000 shares authorized at $0.01 par value with 137,956,040 shares issued and outstanding at September 30, 2015; 370,181,733 shares authorized at $0.000000028 par value with 100,190,194 shares issued and outstanding at December 31, 2014		1.4	—
Additional paid-in capital		2,222.6	1,457.6
Accumulated deficit		(982.1)	(1,001.3)
Accumulated other comprehensive loss	10	(388.8)	(208.2)

Total stockholders’ equity		853.1	248.1

Total liabilities and stockholders’ equity		$5,820.1	$6,076.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

		Nine months ended September 30,
(in millions)	Note	2015	2014

Operating activities:
Net income		$19.4	$62.5
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Depreciation and amortization		170.3	166.8
Amortization of deferred financing fees and debt discount		10.2	12.4
Amortization of pension credit from accumulated other comprehensive loss	10	(9.0)	(9.0)
Loss on extinguishment of debt	11	12.1	1.2
Deferred income taxes		(7.0)	3.2
Stock-based compensation expense	5	5.5	11.5
Other		(1.1)	0.6
Changes in operating assets and liabilities:
Trade accounts receivable, net		(22.0)	(230.7)
Inventories		35.9	(111.3)
Prepaid expenses and other current assets		1.2	(6.1)
Trade accounts payable		35.8	149.2
Pensions and other postretirement benefit liabilities		(50.3)	(36.7)
Other, net		(9.8)	(35.5)

Net cash provided by (used by) operating activities		191.2	(21.9)

Investing activities:
Purchases of property, plant and equipment		(103.3)	(74.1)
Purchases of a business, net of cash acquired		(50.6)	—
Proceeds from sale of property, plant and equipment		6.3	3.4
Other		(5.5)	(1.0)

Net cash used by investing activities		(153.1)	(71.7)

Financing activities:
Proceeds from sale of common stock		765.3	3.0
Proceeds from the issuance of long-term debt	11	2,806.6	157.9
Payments on long-term debt and capital lease obligations	11	(3,537.9)	(59.7)
Short-term financing, net	11	(15.9)	(11.9)
Financing fees paid	11	(28.7)	(5.3)
Other		(3.6)	(3.5)

Net cash (used by) provided by financing activities		(14.2)	80.5

Effect of exchange rate changes on cash and cash equivalents		(42.5)	(17.9)

Net decrease in cash and cash equivalents		(18.6)	(31.0)

Cash and cash equivalents at beginning of period		206.0	180.4

Cash and cash equivalents at end of period		$187.4	$149.4

Supplemental disclosure of cash flow information
Non-cash activities:
Additions of property, plant and equipment included in trade accounts payable and other accrued expenses		$9.2	$4.3
Additions of property, plant and equipment under a capital lease obligation		42.6	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in millions, except share and per share data)	Common stock (shares)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total

Balance, January 1, 2014	99,956,821	$ —	$ 1,444.0	$ (981.0)	$ (81.7)	$ 381.3
Net loss	—	—	—	(20.1)	—	(20.1)
Foreign currency translation adjustment, net of tax $9.3	—	—	—	—	(118.3)	(118.3)
Pension and other postretirement benefits adjustment, net of tax $4.6	—	—	—	—	(7.3)	(7.3)
Derivative financial instruments, net of tax $0.5	—	—	—	—	(0.9)	(0.9)
Share issuances	159,322	—	3.0	—	—	3.0
Share repurchases	(351,351)	—	(7.8)	(0.2)	—	(8.0)
Stock option exercises	324,619	—	6.2	—	—	6.2
Stock-based compensation	100,783	—	12.1	—	—	12.1
Excess tax benefit from stock-based compensation	—	—	0.1	—	—	0.1

Balance, December 31, 2014	100,190,194	$ —	$ 1,457.6	$ (1,001.3)	$ (208.2)	$ 248.1

Net income	—	—	—	19.4	—	19.4
Foreign currency translation adjustment, net of tax $0.0	—	—	—	—	(178.8)	(178.8)
Pension and other postretirement benefits adjustment, net of tax $3.5	—	—	—	—	(5.5)	(5.5)
Derivative financial instruments, net of tax $(2.1)	—	—	—	—	3.7	3.7
Share issuances	37,743,636	—	761.5	—	—	761.5
Change in par value of common stock to $0.01	—	1.4	(1.4)	—	—	—
Share repurchases	(137,072)	—	(2.9)	(0.2)	—	(3.1)
Stock option exercises	123,627	—	2.4	—	—	2.4
Stock-based compensation	35,655	—	5.5	—	—	5.5
Usage of excess tax benefit from stock-based compensation	—	—	(0.1)	—	—	(0.1)

Balance, September 30, 2015	137,956,040	$ 1.4	$ 2,222.6	$ (982.1)	$ (388.8)	$ 853.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.

Notes to Condensed Consolidated Financial Statements

As of September 30, 2015 and

For the Three and Nine Month Periods Ended September 30, 2015 and 2014

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

Initial public offering

On June 23, 2015, the Company closed its initial public offering (“IPO”) in which the Company issued and sold 20.0 million shares of common stock at a public offering price of $22.00 per share. In addition, the Company completed a concurrent private placement of $350.0 million for shares of common stock (17.6 million shares) to Dahlia Investments Pte. Ltd., an indirect wholly owned subsidiary of Temasek Holdings (Private) Limited. The Company received total net proceeds of approximately $760.0 million after deducting underwriting discounts and commissions and other offering expenses of approximately $30.0 million. These expenses were recorded against the proceeds received from the IPO.

Certain selling stockholders sold an additional 25.3 million shares of common stock in the IPO and concurrent private placement. The Company did not receive any proceeds from the sale of these shares.

In connection with the IPO and pursuant to Rule 424(b), the Company filed its final prospectus (“Final Prospectus”) with the Securities and Exchange Commission on June 19, 2015.

Common stock split

On June 5, 2015, the Company effected a 1.9845 for 1 reverse stock split to stockholders of record as of June 5, 2015. All share and per share information in our condensed consolidated financial statements and notes has been retroactively adjusted to reflect this reverse stock split.

Stock-based compensation

In June 2015, the Company replaced and succeeded the Univar Inc. 2011 Stock Incentive Plan (the “2011 Stock Incentive Plan”) with the Univar Inc. 2015 Omnibus Equity Incentive Plan (the “2015 Stock Incentive Plan”). The 2011 Stock Incentive Plan will have no further awards granted and any available reserves under the 2011 Stock Incentive Plan were terminated and not transferred to the 2015 Stock Incentive Plan. There were no changes to the outstanding awards related to the 2011 Stock Incentive Plan. As of September 30, 2015, there were 4.9 million stock options outstanding and 0.3 million unvested shares of restricted stock under the 2011 Stock Incentive Plan.

The 2015 Stock Incentive Plan allows the Company to issue awards to employees, consultants, and directors of the Company and its subsidiaries. Awards may be made in the form of stock options, stock purchase rights, restricted stock, restricted stock units, performance shares, performance units, stock appreciation rights, dividend equivalents, deferred share units or other stock-based awards. As of September 30, 2015, there were 4.0 million awards authorized under the 2015 Stock Incentive Plan, 0.3 million stock options outstanding and 0.1 million unvested shares of restricted stock.

2.	Basis of presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) as applicable to interim financial reporting. Unless otherwise indicated, all financial data presented in these condensed consolidated financial statements are expressed in US dollars. These condensed consolidated financial statements, in the Company’s opinion, include all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, comprehensive loss, cash flows and changes in stockholders’ equity. The results of operations for the periods presented are not necessarily indicative of the operating results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s Final Prospectus.

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

In addition to the significant accounting policies disclosed in the Final Prospectus, the following accounting policies are also deemed to be significant:

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

The Company leases certain vehicles and equipment that qualify for capital lease classification. Assets under capital leases are carried at historical cost, net of accumulated depreciation and are included in property, plant and equipment, net in the consolidated balance sheet. Depreciation expense related to the capital lease assets is included in depreciation expense in the consolidated statement of operations. Refer to “Note 12: Supplemental balance sheet information” for further information.

The present value of minimum lease payments under a capital lease is included in current portion of long-term debt and long-term debt in the consolidated balance sheet. The capital lease obligation is amortized utilizing the effective interest method and interest expense related to the capital lease obligation is included in interest expense in the consolidated statement of operations.

Accounting pronouncements issued and adopted

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2014-08 “Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity,” which changes the criteria for reporting discontinued operations. This guidance is applied prospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company adopted the standard for its year and interim periods beginning after December 15, 2014, making this change effective as of January 1, 2015. The adoption of ASU 2014-08 had no impact on our financial results or disclosures for the three and nine months ended September 30, 2015.

Accounting pronouncements issued and not yet adopted

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” as a revision to ASU 2014-09, which revised the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but not prior to periods beginning after December 15, 2016 (i.e. the original adoption date per ASU 2014-09). The guidance is to be applied using one of two retrospective application methods. The Company is currently evaluating the impact of the adoption of this accounting standard update on its internal processes, operating results and financial reporting. The impact is currently not known or reasonably estimable.

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

In April 2015, the FASB issued ASU 2015-03 “Interest-Imputation of Interest (Simplifying the Presentation of Debt Issuance Costs)” (Subtopic 835-30). The core principle of the guidance is that debt issuance costs related to a recognized debt liability will no longer be presented as an asset, but rather be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the ASU. In August 2015, the FASB issued ASU 2015-15 “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” as a supplement to ASU 2015-03, which provided clarification to the presentation of debt issuance costs related to line-of-credit arrangements. The ASU permits an entity to defer and present debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortize the deferred issuance costs over the term of the line-of-credit arrangement regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective and will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The guidance does not have any impact on the Company’s operating results.

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

In September 2015, the FASB issued ASU 2015-16 “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” The core principle of the guidance is that the ASU eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. This ASU requires acquirers to recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The ASU does not change the criteria for determining whether an adjustment qualifies as a measurement-period adjustment and does not change the length of the measurement period. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted. The ASU is applied prospectively to adjustments to provisional amounts that occur after the effective date. That is, the ASU applies to open measurement periods, regardless of the acquisition date. The Company believes the guidance will not have a material impact on its consolidated financial statements.

4.	Employee benefit plans

The following table summarizes the components of net periodic benefit cost (credit) recognized in the condensed consolidated statements of operations:

	Domestic - Defined Benefit Pension Plans
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Service cost	$—	$—	$—	$—
Interest cost	7.7	7.9	23.1	23.7
Expected return on plan assets	(9.0)	(8.1)	(26.9)	(24.1)

Net periodic benefit credit	$(1.3)	$(0.2)	$(3.8)	$(0.4)

	Foreign - Defined Benefit Pension Plans
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Service cost	$0.6	$1.7	$4.7	$5.3
Interest cost	5.1	6.0	15.3	17.9
Expected return on plan assets	(7.8)	(7.1)	(23.1)	(21.4)

Net periodic benefit (credit) cost	$(2.1)	$0.6	$(3.1)	$1.8

	Other Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.1	0.2	0.2	0.3
Prior service credits	(3.0)	(3.0)	(9.0)	(9.0)

Net periodic benefit credit	$(2.9)	$(2.8)	$(8.7)	$(8.6)

On July 1, 2015, the defined benefit plan in Canada was amended, which states all remaining members accruing benefits under the defined benefit provisions will cease future accrual of credited service under the defined benefit provision. These members will commence participation under a defined contribution benefit plan for service as of July 1, 2015. Future salary increases will continue to be reflected in their legacy defined pension benefits for the foreseeable future.

There is no immediate accounting credit or charge to be recognized as a result of this amendment. The plan amendment was anticipated at the beginning of the fiscal year, and the net periodic pension cost for fiscal year 2015 reflects only the partial year accrual under the defined benefit plan.

5.	Other operating expenses, net

Other operating expenses, net consisted of the following activity:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Acquisition and integration related expenses	$2.4	$0.4	$3.8	$0.9
Stock-based compensation expense	2.1	3.9	5.5	11.5
Redundancy and restructuring	4.4	1.2	20.6	29.3
Advisory fees paid to CVC and CD&R(1)	—	1.3	2.6	4.3
Other(2)	1.3	0.5	24.8	8.6

Total other operating expenses, net	$10.2	$7.3	$57.3	$54.6

(1)	Significant stockholders CVC Capital Partners (“CVC”) and Clayton, Dubilier & Rice, LLC (“CD&R”).
(2)	In the nine months ended September 30, 2015, other is inclusive of a contract termination fee of $26.2 million related to terminating consulting agreements between the Company and CVC and CD&R related to the IPO.

6.	Redundancy and restructuring

Redundancy and restructuring charges relate to the implementation of several regional strategic initiatives aimed at streamlining the Company’s cost structure and improving its operations primarily within the USA and EMEA operating segments. These actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs.

The following table summarizes activity related to accrued liabilities associated with redundancy and restructuring:

(in millions)	Jan. 1, 2015	Charge to earnings	Cash paid	Non-cash and other	Sep. 30, 2015
Employee termination costs	$27.8	$15.5	$(15.4)	$(1.6)	$26.3
Facility exit costs	20.4	2.3	(4.7)	(0.1)	17.9
Other exit costs	0.3	2.8	(3.1)	—	—

Total	$48.5	$20.6	$(23.2)	$(1.7)	$44.2

(in millions)	Jan. 1, 2014	Charge to earnings	Cash paid	Non-cash and other	Dec. 31, 2014
Employee termination costs	$26.7	$25.1	$(21.7)	$(2.3)	$27.8
Facility exit costs (1)	7.8	14.9	(2.1)	(0.2)	20.4
Other exit costs	0.3	6.2	(5.9)	(0.3)	0.3

Total	$34.8	$46.2	$(29.7)	$(2.8)	$48.5

(1)	During the year ended December 31, 2014, facility exit costs were increased by $8.8 million due to changes in estimated sub-lease income and are included within redundancy and restructuring charges in other operating expenses, net in the consolidated statement of operations.

Redundancy and restructuring liabilities of $29.0 million and $32.3 million were classified as current in other accrued expenses in the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively. The long-term portion of redundancy and restructuring liabilities of $15.2 million and $16.2 million were recorded in other long-term liabilities in the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively, and primarily consists of facility exit costs that are expected to be paid within the next five years.

While the Company believes the recorded redundancy and restructuring liabilities are adequate, revisions to current estimates may be recorded in future periods based on new information as it becomes available.

7.	Other (expense) income, net

Other (expense) income, net consisted of the following gains (losses):

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Foreign currency transactions	$(8.0)	$7.5	$0.8	$7.4
Undesignated foreign currency derivative instruments(1)	0.1	(0.8)	(4.0)	(3.2)
Undesignated interest rate swap contracts(1)	(0.2)	—	(0.2)	—
Ineffective portion of cash flow hedges(1)	—	0.3	(0.4)	0.2
Loss due to discontinuance of cash flow hedges(1)	—	—	(7.5)	—
Debt refinancing costs(2)	(16.5)	—	(16.5)	—
Other	(1.0)	(0.7)	(3.1)	(2.0)

Total other (expense) income, net	$(25.6)	$6.3	$(30.9)	$2.4

(1)	Refer to “Note 14: Derivatives” for more information.
(2)	Refer to “Note 11: Debt” for more information.

8.	Income taxes

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

The income tax expense for the three and nine months ended September 30, 2015 was $7.6 million and $14.6 million, resulting in an effective tax rate of 38.6% and 42.9%, respectively. The Company’s effective tax rate for the three months ended September 30, 2015 was higher than the US federal statutory rate of 35.0% primarily due to the rate of realization of actual to forecasted earnings and losses, the interim accounting treatment of year to date losses incurred in foreign jurisdictions for which a tax benefit may not be recognized, and the mix of earnings in multiple jurisdictions. The Company’s effective tax rate for the nine months ended September 30, 2015 was higher than the US federal statutory rate primarily due to the rate of realization of actual to forecasted earnings and losses and losses incurred in certain foreign jurisdictions for which a tax benefit may not be recognized offset by the mix in earnings in multiple jurisdictions and non-taxable interest.

The income tax expense for the three and nine months ended September 30, 2014 was $2.2 million and $17.4 million, resulting in an effective tax rate of 4.6% and 21.8%, respectively. The Company’s effective tax rate for the three months ended September 30, 2014 was lower than the US federal statutory rate primarily due to the mix in earnings in multiple jurisdictions. The Company’s effective tax rate for the nine months ended September 30, 2014 was lower than the US federal statutory rate primarily due to non-taxable interest and the lower rates in foreign jurisdictions, offset by losses incurred in certain foreign jurisdictions for which a tax benefit may not be recognized.

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

In September 2014, the CRA issued the 2008 and 2009 Notice of Reassessments for federal corporate income tax liabilities of $11.9 million (Canadian) and $11.0 million (Canadian), respectively, and a departure tax liability of $9.0 million (Canadian). The Company filed its Notice of Objection to the Reassessments in September 2014. In April 2015 the Company received the 2008 and 2009 Alberta Notice of Reassessments of $6.0 million (Canadian) and $5.8 million (Canadian), respectively. The Company filed its Notice of Objection to the Alberta Reassessments in June 2015. The Reassessments reflect the additional tax liability and interest relating to those tax years should the CRA be successful in its assertion of the General Anti-Avoidance Rule relating to the Canadian restructuring described above. At September 30, 2015, the total federal and provincial tax liability assessed to date, including interest of $32.0 million (Canadian), is $105.1 million (Canadian). In August 2014, the Company remitted a required deposit on the February 2013 Notice of Assessment relating to the Company’s 2007 tax year by issuing a Letter of Credit in the amount of $44.7 million (Canadian). The Letter of Credit amount reflects the proposed assessment of $29.4 million (Canadian) and accrued interest, and will expire in August 2016.

In February 2015, the CRA notified the Company it will be required to remit a cash deposit of approximately $21.5 million (Canadian) in March 2015, representing one-half of the September 2014 Notice of Assessment tax liability relating to tax years 2008 and 2009, plus interest. In March 2015, the Company requested a judicial review of this additional cash deposit requirement at the Federal Court (Canada). The CRA subsequently advised that its decision was not final and requested the Company to withdraw its request for judicial review. The Company subsequently withdrew its request and provided the CRA with its submission to hold the collection of the assessments relating to tax years 2008 and 2009 in abeyance pending the outcome of the Tax Court of Canada’s decision on the General Anti-Avoidance Rule matter.

The Company has not recorded any liabilities for these matters in its financial statements, as it believes it is more likely than not that the Company’s position will be sustained.

9.	Earnings per share

The following table presents the basic and diluted earnings per share computations:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except share and per share data)	2015	2014	2015	2014
Basic:
Net income	$12.1	$45.8	$19.4	$62.5
Weighted average common shares outstanding	137,585,461	99,739,584	113,579,729	99,699,426

Basic income per common share	$0.09	$0.46	$0.17	$0.63

Diluted:
Net income	$12.1	$45.8	$19.4	$62.5
Weighted average common shares outstanding	137,585,461	99,739,584	113,579,729	99,699,426
Effect of dilutive securities:
Stock compensation plans(1)	798,172	808,257	659,056	494,287

Weighted average common shares outstanding – diluted	138,383,633	100,547,841	114,238,785	100,193,713

Diluted income per common share	$0.09	$0.46	$0.17	$0.62

(1)	Stock options to purchase 1.7 million and 1.5 million shares of common stock and restricted stock of 0.1 million and 0.0 million were outstanding during the three months ended September 30, 2015 and 2014, respectively, but were not included in the calculation of diluted income per share as the impact of these stock options and restricted stock would have been anti-dilutive. Stock options to purchase 1.7 million and 1.9 million shares of common stock were outstanding during the nine months ended September 30, 2015 and 2014, respectively, but were not included in the calculation of diluted income per share as the impact of these stock options would have been anti-dilutive.

10.	Accumulated other comprehensive loss

The following tables present the changes in accumulated other comprehensive loss by component, net of tax:

(in millions)	Cash flow hedges	Defined benefit pension items	Currency translation items	Total
Balance as of December 31, 2014	$(3.7)	$10.3	$(214.8)	$(208.2)
Other comprehensive loss before reclassifications	(3.0)	—	(178.8)	(181.8)
Amounts reclassified from accumulated other comprehensive loss	6.7	(5.5)	—	1.2

Net current period other comprehensive gains (losses)	3.7	(5.5)	(178.8)	(180.6)

Balance as of September 30, 2015	$—	$4.8	$(393.6)	$(388.8)

Balance as of December 31, 2013	$(2.8)	$17.6	$(96.5)	$(81.7)
Other comprehensive loss before reclassifications	(3.0)	—	(70.7)	(73.7)
Amounts reclassified from accumulated other comprehensive loss	2.8	(5.5)	—	(2.7)

Net current period other comprehensive losses (1)	(0.2)	(5.5)	(70.7)	(76.4)

Balance as of September 30, 2014	$(3.0)	$12.1	$(167.2)	$(158.1)

(1)	The losses on cash flow hedges are net of a tax benefit of $0.1 million and currency translation items are net of a tax expense of $0.1 million.

The following is a summary of the amounts reclassified from accumulated other comprehensive loss to net income:

(in millions)	Three months ended September 30, 2015 (1)	Three months ended September 30, 2014 (1)	Location of impact on statement of operations
Amortization of defined benefit pension items:
Prior service credits	$(3.0)	$(3.0)	Warehousing, selling and administrative
Tax expense	1.2	1.2	Income tax expense

Net of tax	(1.8)	(1.8)

Cash flow hedges:
Interest rate swap contracts	—	1.5	Interest expense
Tax benefit	—	(0.5)	Income tax expense

Net of tax	—	1.0

Total reclassifications for the period	$(1.8)	$(0.8)

(in millions)	Nine months ended September 30, 2015 (1)	Nine months ended September 30, 2014 (1)	Location of impact on statement of operations
Amortization of defined benefit pension items:
Prior service credits	$(9.0)	$(9.0)	Warehousing, selling and administrative
Tax expense	3.5	3.5	Income tax expense

Net of tax	(5.5)	(5.5)
Cash flow hedges:
Interest rate swap contracts	3.1	4.3	Interest expense
Interest rate swap contracts – loss due to discontinuance of hedge accounting	7.5	—	Other (expense) income, net
Tax benefit	(3.9)	(1.5)	Income tax expense

Net of tax	6.7	2.8

Total reclassifications for the period	$1.2	$(2.7)

(1)	Amounts in parentheses indicate credits to net income in the consolidated statement of operations.

Refer to “Note 4: Employee benefit plans” for additional information regarding the amortization of defined benefit pension items and “Note 14: Derivatives” for cash flow hedging activity.

Foreign currency gains and losses relating to intercompany borrowings that are considered a part of the Company’s investment in a foreign subsidiary are reflected in accumulated other comprehensive loss. Total foreign currency losses related to such intercompany borrowings were $7.8 million and $9.3 million for the three month periods ended September 30, 2015 and 2014, respectively. Total foreign currency (losses) gains related to such intercompany borrowings were $(6.4) million and $0.5 million for the nine month periods ended September 30, 2015 and 2014, respectively.

11.	Debt

Short-term financing

Short-term financing consisted of the following:

(in millions)	September 30, 2015	December 31, 2014
Amounts drawn under credit facilities	$14.4	$32.7
Bank overdrafts	18.3	28.4

Total short-term financing	$32.7	$61.1

The weighted average interest rate on short-term financing was 2.4% and 2.7% as of September 30, 2015 and December 31, 2014, respectively.

As of September 30, 2015 and December 31, 2014, the Company had $185.6 million and $184.7 million in outstanding letters of credit and guarantees, respectively.

Long-term debt

Long-term debt consisted of the following:

(in millions)	September 30, 2015	December 31, 2014
Senior Term Loan Facilities:
Term B Loan due 2022, variable interest rate of 4.25% at September 30, 2015	$2,050.0	$—
Euro Tranche Term Loan due 2022, variable interest rate of 4.25% at September 30, 2015	279.5	—
Term B Loan due 2017, variable interest rate of 5.00% at December 31, 2014 (terminated July 2015)	—	2,683.2
Euro Tranche Term Loan due 2017, variable interest rate of 5.25% at December 31, 2014 (terminated July 2015)	—	154.6
Asset Backed Loan (ABL) Facilities:
North American ABL Facility due 2020, variable interest rate of 1.73% at September 30, 2015	280.0	—
North American ABL Term Loan due 2018, variable interest rate of 3.08% at September 30, 2015	100.0	—
European ABL Facility due 2019 (“Euro ABL due 2019”), variable interest rate of 2.01% at December 31, 2014	—	36.3
North American ABL Facility due 2018, variable interest rate of 2.10% at December 31, 2014 (terminated July 2015)	—	266.0
North American ABL Term Loan due 2016, variable interest rate of 3.51% at December 31, 2014 (terminated July 2015)	—	50.0
Unsecured Notes:
Unsecured Notes due 2023, fixed interest rate of 6.75% at September 30, 2015	400.0	—
Senior Subordinated Notes:
Senior Subordinated Notes due 2017, fixed interest rate of 10.50% at December 31, 2014 (terminated June 2015)	—	600.0
Senior Subordinated Notes due 2018, fixed interest rate of 10.50% at December 31, 2014 (terminated June 2015)	—	50.0
Capital lease obligations	34.9	2.6

Total long-term debt before discount	3,144.4	3,842.7
Less: discount on debt	(22.7)	(22.5)

Total long-term debt	3,121.7	3,820.2
Less: current maturities	(40.8)	(80.7)

Total long-term debt, excluding current maturities	$3,080.9	$3,739.5

On July 28, 2015, the Company entered into a new five year $1.4 billion North American Asset Backed Loan Facility (“new NA ABL Facility”) and terminated its existing $1.4 billion North American ABL Facility including the repayment of the existing $25.0 million North American ABL Term Loan. The new NA ABL Facility has a $1.0 billion revolving loan tranche available to certain US subsidiaries, a $300.0 million revolving loan tranche for certain Canadian subsidiaries and a $100.0 million ABL Term Loan (“new ABL Term Loan”). The Company may elect to allocate the total $1.3 billion in revolving tranches between the US and Canadian borrowers. Under the two revolving tranches, the borrowers may request loan advances and make loan repayments until the maturity date of July 28, 2020. The new ABL Term Loan and each revolving loan advance under the facility has a variable interest rate based on the current benchmark rate elected by the borrower plus a credit spread. The credit spread is determined by the elected benchmark rate and the average availability of the facility. The assets pledged as collateral under the repaid North American ABL Facility have been pledged as collateral under the new NA ABL Facility and the availability of the $1.3 billion revolving tranches is similarly determined based on the periodic reporting of defined available qualifying collateral. The unused line fee for the revolver tranches under the new NA ABL Facility ranges from 0.25% to 0.375% per annum for the US and Canadian borrowers depending on the average daily outstanding amount. The new NA ABL Term Loan is payable in installments of $16.7 million per quarter commencing December 31, 2016 with a final maturity date of July 28, 2018.

On July 1, 2015, the Company entered into a new Senior Term B loan agreement with a US dollar denominated tranche of $2,050.0 million and a new euro denominated tranche of €250.0 million. In addition, on July 1, 2015, the Company issued $400.0 million in unsecured notes (“Unsecured Notes”). The proceeds from the new Senior Term B loan agreement and Unsecured Notes as well as additional borrowings under the Company’s North American ABL Facility were used to repay in full the existing $2,669.2 million US dollar denominated Term B Loan and €126.8 million ($141.2 million) euro denominated Term B Loan.

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

As a result of the July 2015 debt refinancing activity, the Company recognized debt refinancing costs of $16.5 million in other (expense) income, net in the condensed consolidated statements of operations during the three and nine months ended September 30, 2015. Refer to “Note 7: Other (expense) income, net” for further information. In addition, the Company recognized a loss on extinguishment of debt of $4.8 million in the three months ended September 30, 2015.

On June 23, 2015, as part of the use of proceeds from the IPO and concurrent private placement discussed in Note 1, the Company paid the remaining principal balance of $650.0 million related to the Senior Subordinated Notes. As a result, the Company recognized a loss on extinguishment of debt of $7.3 million related to the unamortized debt discount and debt issuance costs in the condensed consolidated statements of operations.

On March 24, 2014, certain of the Company’s European subsidiaries (the “Borrowers”) entered into a five year €200.0 million Euro ABL Credit facility. The Euro ABL is a revolving credit facility pursuant to which the Borrowers may request loan advances and make loan repayments until the maturity date of March 22, 2019. Loan advances may be made in multiple currencies. Each loan advance under this facility has a variable interest rate based on the current benchmark rate (IBOR) for that currency plus a credit spread. The credit spread is determined by a pricing grid that is based on average availability of the facility.

Simultaneously with the execution of the Euro ABL due 2019, certain of the Company’s European subsidiaries terminated a €68.0 million secured asset-based lending credit facility maturing December 31, 2016. As a result of this termination, the Company recognized a loss on extinguishment of $1.2 million in the condensed consolidated statements of operations during the nine months ended September 30, 2014.

12.	Supplemental balance sheet information

Property, plant and equipment, net

(in millions)	September 30, 2015	December 31, 2014
Property, plant and equipment, at cost	$1,746.4	$1,677.1
Less: accumulated depreciation	(710.6)	(644.8)

Property, plant and equipment, net	$1,035.8	$1,032.3

Capital lease assets, net

Included within property, plant and equipment, net are assets related to capital leases where the Company is the lessee. The below table summarizes the cost and accumulated depreciation related to these assets:

(in millions)	September 30, 2015	December 31, 2014
Capital lease assets, at cost	$42.5	$2.6
Less: accumulated depreciation	(8.4)	—

Capital lease assets, net	$34.1	$2.6

Intangible assets, net

The gross carrying amounts and accumulated amortization of the Company’s intangible assets were as follows:

	September 30, 2015			December 31, 2014
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships	$902.4	$(431.1)	$471.3	$930.7	$(390.8)	$539.9
Other	167.6	(133.2)	34.4	161.6	(126.6)	35.0

Total intangible assets	$1,070.0	$(564.3)	$505.7	$1,092.3	$(517.4)	$574.9

Other intangible assets consist of intellectual property trademarks, trade names, supplier relationships, non-compete agreements and exclusive distribution rights.

Other accrued expenses

Other accrued expenses that were greater than five percent of total current liabilities consisted of customer prepayments and deposits, which were $23.5 million and $83.2 million as of September 30, 2015 and December 31, 2014, respectively. The decrease of $59.7 million primarily relates to a decrease in customer prepayments related to the seasonality of the Canadian agriculture business.

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

Derivative financial instruments are recorded in the consolidated balance sheet as either an asset or liability at fair value. For derivative contracts with the same counterparty where the Company has a master netting arrangement with the counterparty, the fair value of the asset/liability is presented on a net basis within the consolidated balance sheet. The net amounts included in prepaid and other current assets were $0.7 million and $0.1 million and included in other accrued expenses were $0.1 million and $0.5 million as of September 30, 2015 and December 31, 2014, respectively. The gross values related to forward currency contracts in an asset position were $1.0 million and $0.5 million and in a liability position were $0.4 million and $0.9 million as of September 30, 2015 and December 31, 2014, respectively.

Financial instruments not carried at fair value

The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	September 30, 2015		December 31, 2014
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt including current portion (Level 2)	$3,121.7	$3,088.9	$3,820.2	$3,780.4

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

Interest rate swaps

At September 30, 2015 and December 31, 2014, the Company had interest rate swap contracts in place with a total notional amount of $2.0 billion, whereby a fixed rate of interest (weighted average of 1.64%) is paid and a variable rate of interest (greater of 1.25% or three-month LIBOR) is received on the notional amount.

The objective of the interest rate swap contracts was to offset the variability of cash flows in three-month LIBOR indexed debt interest payments, subject to a 1.50% floor, attributable to changes in the aforementioned benchmark interest rate related to the Term B Loan due 2017. The interest rate floor related to the Term B Loan due 2017 (1.50%) is not identical to the interest rate floor of the interest rate swap contracts (1.25%), which resulted in hedge ineffectiveness.

Upon initiation of the interest rate swap contracts, changes in the cash flows of each interest rate swap were expected to be highly effective in offsetting the changes in interest payments on a principal balance equal to the notional amount of the derivative, attributable to the hedged risk. The effective portion of the gains and losses related to the interest rate swap contracts were initially recorded in accumulated other comprehensive loss and then reclassified into earnings consistent with the underlying hedged item (interest payments). As of September 30, 2015, the interest rate swap contracts no longer qualify for hedge accounting because the forecasted transactions as originally contemplated are not probable of occurring due to the July 1, 2015 Senior Term Loan Facility refinancing transactions. The forecasted transactions represented debt with interest payments with a variable interest rate based on three-month LIBOR and a credit spread of 3.50%, with a LIBOR floor of 1.50% whereas the new debt has interest payments with a variable interest rate based on LIBOR and a credit spread of 3.25% with a LIBOR floor of 1.00%. Refer to “Note 11: Debt” for more information related to the refinancing transactions.

As a result of discontinuing hedge accounting, a net loss of $4.7 million, net of tax of $2.8 million, related to the interest rate swaps included in accumulated other comprehensive loss was recognized in other (expense) income, net and income tax expense in the condensed consolidated statements of operations for the nine months ended September 30, 2015. Future changes in fair value of the interest rate swap contracts are recognized directly in other (expense) income, net in the consolidated statement of operations. Refer to “Note 7: Other (expense) income, net” for additional information.

The fair value of interest rate swaps is recorded either in prepaids and other current assets, other assets, other accrued expenses or other long-term liabilities in the condensed consolidated balance sheets. As of September 30, 2015 and December 31, 2014, the current liability of $6.5 million and $7.3 million was included in other accrued expenses, respectively. As of September 30, 2015, the noncurrent liability of $1.6 million was included in other long-term liabilities and as of December 31, 2014, the noncurrent asset of $1.6 million was included in other assets.

Foreign currency derivatives

The Company uses forward currency contracts to hedge earnings from the effects of foreign exchange relating to certain of the Company’s intercompany and third-party receivables and payables denominated in a foreign currency. These derivative instruments are not formally designated as hedges by the Company and the terms of these instruments range from one to eight months. Forward currency contracts are recorded at fair value in either prepaid expenses and other current assets or other accrued expenses in the consolidated balance sheet, reflecting their short-term nature. The fair value adjustments and gains and losses are included in other (expense) income, net within the condensed consolidated statements of operations. Refer to “Note 7: Other (expense) income, net” for more information. The total notional amount of undesignated forward currency contracts were $118.8 million and $127.4 million as of September 30, 2015 and December 31, 2014, respectively.

Cash flows associated with derivative financial instruments are recognized in the operating section of the consolidated statement of cash flows.

15.	Commitments and Contingencies

Litigation

In the ordinary course of business the Company is subject to pending or threatened claims, lawsuits, regulatory matters and administrative proceedings from time to time. Where appropriate the Company has recorded provisions in the consolidated financial statements for these matters. The liabilities for injuries to persons or property are in some instances covered by liability insurance, subject to various deductibles and self-insured retentions.

The Company is not aware of any claims, lawsuits, regulatory matters or administrative proceedings, pending or threatened, that are likely to have a material effect on its overall financial position, results of operations or cash flows. However, the Company cannot predict the outcome of any claims or litigation or the potential for future claims or litigation.

The Company is subject to liabilities from claims alleging personal injury from exposure to asbestos. The claims result primarily from an indemnification obligation related to Univar USA Inc.’s 1986 purchase of McKesson Chemical Company from McKesson Corporation (“McKesson”). Univar USA’s obligation to indemnify McKesson for settlements and judgments arising from asbestos claims is the amount which is in excess of applicable insurance coverage, if any, which may be available under McKesson’s historical insurance coverage. Univar USA is also a defendant in a small number of asbestos claims. As of September 30, 2015, there were fewer than 177 asbestos-related claims for which the Company has liability for defense and indemnity pursuant to the indemnification obligation. Historically, the vast majority of the claims against both McKesson and Univar USA have been dismissed without payment. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of these matters will have a material effect on its overall financial position, results of operations or cash flows. However, the Company cannot predict the outcome of any present or future claims or litigation and adverse developments could negatively impact earnings or cash flows in a particular future period.

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

In April 2015, the Company’s subsidiary Magnablend Inc. (“Magnablend”) was advised that the United States Environmental Protection Agency (“EPA”) was considering bringing an enforcement action against Magnablend. The matter relates to a January 26, 2015 incident at Magnablend’s Waxahachie, Texas facility at which a 300 gallon plastic container of sodium chlorite burst as a result of a chemical reaction. The incident did not result in any injuries. Magnablend is cooperating with the EPA’s investigation. Magnablend has not been provided with the details of an enforcement action.

As of September 30, 2015, the Company has not recorded a liability related to either the PCS or EPA investigations described in the preceding paragraphs as any potential loss is neither probable nor estimable at this stage in either investigation.

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

Changes in total environmental liabilities are as follows:

	Nine months ended September 30,
(in millions)	2015	2014
Environmental liabilities at beginning of period	$120.3	$137.0
Revised obligation estimates	6.2	3.7
Environmental payments	(11.7)	(13.6)
Foreign exchange	(0.4)	(0.7)

Environmental liabilities at end of period	$114.4	$126.4

Environmental liabilities of $30.0 million and $31.1 million were classified as current in other accrued expenses in the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively. The long-term portion of environmental liabilities is recorded in other long-term liabilities in the condensed consolidated balance sheets.

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

The US government, through the DOJ, declined to intervene in the Qui Tam proceeding in November 2013 and, as a result, the DOJ’s inquiry related to the Qui Tam lawsuit and its initial investigation demand are now finished. On February 26, 2014, the Qui Tam plaintiff also voluntarily dismissed its lawsuit against the Company. CBP, however, continued its investigation on the importation of saccharin by the Company’s subsidiary, Univar USA Inc. On July 21, 2014, CBP sent the Company a “Pre-Penalty Notice” indicating the imposition of a penalty against Univar USA Inc. in the amount of approximately $84.0 million. Univar USA Inc. responded to CBP that the proposed penalty was not justified. On October 1, 2014, the CBP issued a penalty notice to Univar USA Inc. for $84.0 million and has reaffirmed this penalty notice. On August 6, 2015, the DOJ filed a complaint on CBP’s behalf against Univar USA Inc. in the Court of International Trade seeking approximately $84.0 million in allegedly unpaid duties, penalties, interest, costs and attorneys’ fees. The Company continues to defend this matter vigorously. Univar USA Inc. has not recorded a liability related to this investigation as the Company believes a loss is not probable.

16.	Segments

Management monitors the operating results of its operating segments separately for the purpose of making decisions about resource allocation and performance assessment. Management evaluates performance on the basis of Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net income, plus the sum of: interest expense, net of interest income; income tax expense; depreciation; amortization; other operating expenses, net; impairment charges; loss on extinguishment of debt; and other (expense) income, net.

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

Financial information for the Company’s segments is as follows:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations	Consolidated
Three Months Ended September 30, 2015
Net sales:
External customers	$1,364.6	$290.7	$433.2	$117.8	$—	$2,206.3
Inter-segment	34.4	2.2	1.1	0.1	(37.8)	—

Total net sales	1,399.0	292.9	434.3	117.9	(37.8)	2,206.3
Cost of goods sold (exclusive of depreciation)	1,118.3	240.0	341.7	93.6	(37.8)	1,755.8

Gross profit	280.7	52.9	92.6	24.3	—	450.5
Outbound freight and handling	55.6	9.0	14.6	2.2	—	81.4
Warehousing, selling and administrative	121.7	20.3	56.7	12.3	1.9	212.9

Adjusted EBITDA	$103.4	$23.6	$21.3	$9.8	$(1.9)	$156.2

Other operating expenses, net						10.2
Depreciation						34.3
Amortization						22.0
Interest expense, net						39.6
Loss on extinguishment of debt						4.8
Other expense, net						25.6
Income tax expense						7.6

Net income						$12.1

Total assets	$4,274.9	$1,769.1	$1,004.4	$246.0	$(1,474.3)	$5,820.1

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations	Consolidated
Three Months Ended September 30, 2014
Net sales:
External customers	$1,578.3	$339.7	$546.5	$144.4	$—	$2,608.9
Inter-segment	33.3	2.6	1.4	—	(37.3)	—

Total net sales	1,611.6	342.3	547.9	144.4	(37.3)	2,608.9
Cost of goods sold (exclusive of depreciation)	1,312.1	278.2	439.1	123.7	(37.3)	2,115.8

Gross profit	299.5	64.1	108.8	20.7	—	493.1
Outbound freight and handling	59.8	11.3	19.0	2.7	—	92.8
Warehousing, selling and administrative	124.6	24.3	67.9	13.6	(0.7)	229.7

Adjusted EBITDA	$115.1	$28.5	$21.9	$4.4	$0.7	$170.6

Other operating expenses, net						7.3
Depreciation						33.9
Amortization						23.9
Interest expense, net						63.8
Other income, net						(6.3)
Income tax expense						2.2

Net income						$45.8

Total assets	$4,223.0	$2,011.7	$1,163.6	$273.0	$(1,373.0)	$6,298.3

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations	Consolidated
Nine Months Ended September 30, 2015
Net sales:
External customers	$4,148.8	$1,118.5	$1,377.0	$371.2	$—	$7,015.5
Inter-segment	83.9	6.3	2.9	0.1	(93.2)	—

Total net sales	4,232.7	1,124.8	1,379.9	371.3	(93.2)	7,015.5
Cost of goods sold (exclusive of depreciation)	3,386.0	955.6	1,086.9	300.9	(93.2)	5,636.2

Gross profit	846.7	169.2	293.0	70.4	—	1,379.3
Outbound freight and handling	165.1	29.8	45.7	6.8	—	247.4
Warehousing, selling and administrative	375.5	64.9	171.7	39.5	9.8	661.4

Adjusted EBITDA	$306.1	$74.5	$75.6	$24.1	$(9.8)	$470.5

Other operating expenses, net						57.3
Depreciation						104.0
Amortization						66.3
Interest expense, net						165.9
Loss on extinguishment of debt						12.1
Other expense, net						30.9
Income tax expense						14.6

Net income						$19.4

Total assets	$4,274.9	$1,769.1	$1,004.4	$246.0	$(1,474.3)	$5,820.1

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations	Consolidated
Nine Months Ended September 30, 2014
Net sales:
External customers	$4,591.0	$1,246.9	$1,741.2	$407.6	$—	$7,986.7
Inter-segment	88.9	7.7	3.5	—	(100.1)	—

Total net sales	4,679.9	1,254.6	1,744.7	407.6	(100.1)	7,986.7
Cost of goods sold (exclusive of depreciation)	3,801.9	1,063.6	1,406.2	349.1	(100.1)	6,520.7

Gross profit	878.0	191.0	338.5	58.5	—	1,466.0
Outbound freight and handling	172.8	35.6	58.4	7.4	—	274.2
Warehousing, selling and administrative	372.7	72.7	212.1	38.3	3.4	699.2

Adjusted EBITDA	$332.5	$82.7	$68.0	$12.8	$(3.4)	$492.6

Other operating expenses, net						54.6
Depreciation						95.1
Amortization						71.7
Interest expense, net						192.5
Loss on extinguishment of debt						1.2
Other income, net						(2.4)
Income tax expense						17.4

Net income						$62.5

Total assets	$4,223.0	$2,011.7	$1,163.6	$273.0	$(1,373.0)	$6,298.3

17. Subsequent events

On October 2, 2015, the Company completed an acquisition of 100% of the equity interest in Future Transfer Co., Inc.; BlueStar Distribution Inc.; and BDI Distribution West Inc. (“Future/BlueStar”). Future/BlueStar specializes in logistics, warehousing, packaging, and formulation services to the agriculture industry in Canada. The acquisition is not material and is not expected to have a significant impact on the consolidated financial statements of the Company.

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

We monitor the results of our operating segments separately for the purposes of making decisions about resource allocation and performance assessment. We evaluate performance on the basis of Adjusted EBITDA, which we define as our consolidated net income, plus the sum of interest expense, net of interest income, income tax expense, depreciation, amortization, other operating expenses, net (which primarily consists of pension mark to market adjustments, acquisition and integration related expenses, employee stock-based compensation expense, redundancy and restructuring costs, advisory fees paid to stockholders, and other unusual or non-recurring expenses), impairment charges, loss on extinguishment of debt and other (expense) income, net (which consists of gains and losses on foreign currency transactions and undesignated derivative instruments, ineffective portion of cash flow hedges, debt refinancing costs, and other nonoperating activity). We believe that Adjusted EBITDA is an important indicator of operating performance because:

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

The following is management’s discussion and analysis of the financial condition and results of operations for the three and nine months ended September 30, 2015 as compared to the corresponding periods in the prior year. This discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, set forth in this report under “Financial Statements” and our Final Prospectus.

Results of Operations

The following tables set forth, for the periods indicated, certain statements of operations data first on the basis of reported data and then as a percentage of total net sales for the relevant period.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

	Three Months Ended				Favorable (unfavorable)		Impact of currency*
(in millions)	September 30, 2015		September 30, 2014			% Change
Net sales	$2,206.3	100.0%	$2,608.9	100.0%	$(402.6)	(15.4)%	(7.0)%
Cost of goods sold (exclusive of depreciation)	1,755.8	79.6%	2,115.8	81.1%	360.0	17.0%	6.9%

Gross profit	450.5	20.4%	493.1	18.9%	(42.6)	(8.6)%	(7.3)%
Operating expenses:
Outbound freight and handling	81.4	3.7%	92.8	3.6%	11.4	12.3%	5.6%
Warehousing, selling and administrative	212.9	9.6%	229.7	8.8%	16.8	7.3%	8.7%
Other operating expenses, net	10.2	0.5%	7.3	0.3%	(2.9)	(39.7)%	4.1%
Depreciation	34.3	1.6%	33.9	1.3%	(0.4)	(1.2)%	6.8%
Amortization	22.0	1.0%	23.9	0.9%	1.9	7.9%	5.9%

Total operating expenses	360.8	16.4%	387.6	14.9%	26.8	6.9%	7.6%

Operating income	89.7	4.1%	105.5	4.0%	(15.8)	(15.0)%	(6.5)%

Other (expense) income:
Interest income	1.2	0.1%	1.8	0.1%	(0.6)	(33.3)%	(11.1)%
Interest expense	(40.8)	(1.8)%	(65.6)	(2.5)%	24.8	37.8%	1.2%
Loss on extinguishment of debt	(4.8)	(0.2)%	—	—%	(4.8)	(100.0)%	0.0%
Other (expense) income, net	(25.6)	(1.2)%	6.3	0.2%	(31.9)	N/M	N/M

Total other expense	(70.0)	(3.2)%	(57.5)	(2.2)%	(12.5)	(21.7)%	2.6%

Income before income taxes	19.7	0.9%	48.0	1.8%	(28.3)	(59.0)%	(11.3)%
Income tax expense	7.6	0.3%	2.2	0.1%	(5.4)	N/M	N/M

Net income	$12.1	0.5%	$45.8	1.8%	(33.7)	(73.6)%	9.8%

*Foreign currency translation is included in the percentage change. Unfavorable impacts from foreign currency translation are designated with parentheses.

Net sales

Net sales were $2,206.3 million in the three months ended September 30, 2015, representing a decrease of $402.6 million, or 15.4%, from the three months ended September 30, 2014. Foreign currency translation decreased net sales by 7.0% when compared to the three months ended September 30, 2014, due to the US dollar strengthening against all major currencies. Net sales decreased 4.9% due to a decrease in reported sales volumes resulting from decreases in the USA, EMEA and Rest of World segments partially offset by an increase in the Canada segment. Net sales decreased 3.5% as a result of changes in sales pricing and product mix resulting from a decrease in the USA segment partially offset by increases in the Canada, EMEA and Rest of World segments. Refer to the “Segment results” for the three months ended September 30, 2015 discussion for additional information.

Gross profit

Gross profit decreased $42.6 million, or 8.6%, to $450.5 million for the three months ended September 30, 2015. Foreign currency translation accounted for 7.3% of the decrease reflecting the strengthening of the US dollar against all major currencies, especially the euro, Canadian dollar and Brazilian real. Excluding the impact of foreign currency translation, gross profit decreased 1.3% as gains from higher gross margins, which we define as gross profit divided by net sales, were offset by lower volumes, primarily in the upstream oil and gas market. Gross margin increased to 20.4% in the three months ended September 30, 2015 from 18.9% in the three months ended September 30, 2014. The increase in margin reflects favorable product mix, our EMEA restructuring program and productivity initiatives. Refer to the “Segment results” for the three months ended September 30, 2015 discussion for additional information.

Outbound freight and handling

Outbound freight and handling expenses decreased $11.4 million, or 12.3%, to $81.4 million for the three months ended September 30, 2015. Foreign currency translation decreased outbound freight and handling expense by 5.6% or $5.2 million. On a constant currency basis, outbound freight and handling expenses decreased 6.7% or $6.2 million, which was primarily attributable to lower reported sales volumes as well as lower diesel fuel costs. Refer to the “Segment results” for the three months ended September 30, 2015 discussion for additional information.

Warehousing, selling and administrative

Warehousing, selling and administrative expenses decreased $16.8 million, or 7.3% to $212.9 million for the three months ended September 30, 2015. Foreign currency translation decreased warehousing, selling and administrative expenses by 8.7% or $20.0 million. On a constant currency basis, there was an increase of $3.2 million or 1.4% attributable to higher personnel expenses of $5.7 million primarily due to annual compensation increases and increases in information technology expenses of $2.8 million related to internal projects focused on improving operations. These increases were partially offset by lower operating lease expense of $4.1 million primarily due to certain operating leases being replaced by purchased assets as well as capital leases. The remaining $1.2 million decrease related to several insignificant components. Refer to the “Segment results” for the three months ended September 30, 2015 discussion for additional information.

Other operating expenses, net

Other operating expenses, net increased $2.9 million, or 39.7%, to $10.2 million for the three months ended September 30, 2015. The increase was primarily related to higher acquisition and integration expenses of $2.0 million in the three months ended September 30, 2015. The increase primarily related to the July 2015 Chemical Associates acquisition and due diligence related to the October 2015 Future/BlueStar acquisition. Foreign currency translation decreased other operating expenses, net by 4.1% or $0.3 million. The remaining $1.2 million increase related to several insignificant components. Refer to “Note 5: Other operating expenses, net” in our condensed consolidated financial statements for additional information.

Depreciation and amortization

Depreciation expense increased $0.4 million, or 1.2%, to $34.3 million for the three months ended September 30, 2015. Foreign currency translation decreased depreciation expense by 6.8% or $2.3 million. On a constant currency basis, the increase was primarily related to increased purchases of property, plant and equipment and capital lease asset additions during the three months ended September 30, 2015.

Amortization expense decreased $1.9 million, or 7.9%, to $22.0 million for the three months ended September 30, 2015. Amortization expense decreased 5.9% or $1.4 million due to foreign currency translation and the additional decrease relates to the lower amortization levels of existing customer relationship intangibles. Customer relationship intangible assets are amortized on an accelerated basis to mirror the economic pattern of benefit from such relationships.

Interest expense

Interest expense decreased $24.8 million, or 37.8%, to $40.8 million for the three months ended September 30, 2015 primarily due to paying the remaining principal balance related to the Senior Subordinated Notes during June 2015 and lower interest rates on our long-term debt as a result of the July 2015 debt refinancing transactions. Foreign currency translation decreased interest expense by 1.2% or $0.8 million. Refer to “Note 11: Debt” in our condensed consolidated financial statements for additional information.

Loss on extinguishment of debt

The $4.8 million loss on extinguishment of debt in the three months ended September 30, 2015 related to the July 2015 debt refinancing transactions. Refer to “Note 11: Debt” in our condensed consolidated financial statements for additional information.

Other (expense) income, net

Other (expense) income, net increased $31.9 million from income of $6.3 million for the three months ended September 30, 2014 to an expense of $25.6 million for the three months ended September 30, 2015. The increase was primarily driven by debt refinancing costs of $16.5 million during the three months ended September 30, 2015. Refer to “Note 11: Debt” in our condensed consolidated financial statements for additional information. In addition, there was an increase of $15.5 million of foreign currency transaction losses in the three months ended September 30, 2015 when compared to the three months ended September 30, 2014. The primary driver for the increase in the foreign currency transaction losses was due to the revaluation of the Euro Tranche Term Loan, which resulted in losses during the three months ended September 30, 2015 compared to gains in the three months ended September 30, 2014. Refer to “Note 7: Other (expense) income, net” in our condensed consolidated financial statements for additional information.

Income tax expense

Income tax expense increased $5.4 million to $7.6 million for the three months ended September 30, 2015 primarily due to changes in the mix of earnings in multiple tax jurisdictions, the rate of realization of actual to forecasted earnings and losses, and the interim accounting treatment of year to date losses incurred in foreign jurisdictions for which a tax benefit may not be recognized.

Segment results

Our Adjusted EBITDA by operating segment and in aggregate is summarized in the following tables:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Elimin- ations (1)	Consolidated
	Three Months Ended September 30, 2015
Net sales:
External customers	$1,364.6	$290.7	$433.2	$117.8	$—	$2,206.3
Inter-segment	34.4	2.2	1.1	0.1	(37.8)	-

Total net sales	1,399.0	292.9	434.3	117.9	(37.8)	2,206.3
Cost of goods sold (exclusive of depreciation)	1,118.3	240.0	341.7	93.6	(37.8)	1,755.8

Gross profit	280.7	52.9	92.6	24.3	—	450.5
Outbound freight and handling	55.6	9.0	14.6	2.2	—	81.4
Warehousing, selling and administrative (operating expenses)	121.7	20.3	56.7	12.3	1.9	212.9

Adjusted EBITDA	$103.4	$23.6	$21.3	$9.8	$(1.9)	$156.2

Other operating expenses, net						10.2
Depreciation						34.3
Amortization						22.0
Interest expense, net						39.6
Loss on extinguishment of debt						4.8
Other expense, net						25.6
Income tax expense						7.6

Net income						$12.1

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Elimin- ations (1)	Consolidated
	Three Months Ended September 30, 2014

Net sales:
External customers	$1,578.3	$339.7	$546.5	$144.4	$—	$2,608.9
Inter-segment	33.3	2.6	1.4	—	(37.3)	—

Total net sales	1,611.6	342.3	547.9	144.4	(37.3)	2,608.9
Cost of goods sold (exclusive of depreciation	1,312.1	278.2	439.1	123.7	(37.3)	2,115.8

Gross profit	299.5	64.1	108.8	20.7	—	493.1
Outbound freight and handling	59.8	11.3	19.0	2.7	—	92.8
Warehousing, selling and administrative (operating expenses)	124.6	24.3	67.9	13.6	(0.7)	229.7

Adjusted EBITDA	$115.1	$28.5	$21.9	$4.4	$0.7	$170.6

Other operating expenses, net						7.3
Depreciation						33.9
Amortization						23.9
Interest expense, net						63.8
Other income, net						(6.3)
Income tax expense						2.2

Net income						$45.8

(1)	Other/Eliminations represents the elimination of intersegment transactions as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.

USA. External sales in the USA segment were $1,364.6 million, a decrease of $213.7 million, or 13.5%, in the three months ended September 30, 2015. External sales dollars decreased 4.0% as a result of a decrease in reported sales volumes due to a reduction in sales of oil and gas products. Sales pricing and product mix decreased external sales dollars by 9.5% primarily resulting from lower average selling prices driven primarily by oil and gas products. Gross profit decreased $18.8 million, or 6.3%, to $280.7 million in the three months ended September 30, 2015. Gross profit decreased by 4.0% due to decreases in reported sales volumes. Gross profit also decreased 2.3% due to sales pricing, product costs and other adjustments primarily due to lower gross margin rates on sales of oil and gas products in the three months ended September 30, 2015. Gross margin increased from 19.0% in the three months ended September 30, 2014 to 20.6% during the three months ended September 30, 2015 primarily due to growth in the gross margin rates on several of our industrial chemicals and value-add offerings and the successful implementation of productivity initiatives. Outbound freight and handling expenses decreased $4.2 million, or 7.0%, to $55.6 million in the three months ended September 30, 2015 primarily due to lower reported sales volumes as well as lower diesel fuel costs. Operating expenses decreased $2.9 million, or 2.3%, to $121.7 million in the three months ended September 30, 2015 due to lower lease expense of $2.7 million primarily due to certain operating leases being replaced by purchased assets as well as capital leases. Operating expenses also decreased $1.0 million due to lower bad debt expense. The decrease was partially offset by higher personnel expenses of $3.9 million primarily due to resource investments in growth areas. The remaining $3.1 million decrease related to several insignificant components. Operating expenses as a percentage of external sales increased from 7.9% in the three months ended September 30, 2014 to 8.9% in the three months ended September 30, 2015.

Adjusted EBITDA decreased by $11.7 million, or 10.2%, to $103.4 million in the three months ended September 30, 2015. Adjusted EBITDA margin increased from 7.3% in the three months ended September 30, 2014 to 7.6% in the three months ended September 30, 2015 primarily as a result of improved gross margin partially offset by higher operating expenses as a percentage of external net sales.

Canada. External sales in the Canada segment were $290.7 million, a decrease of $49.0 million, or 14.4%, in the three months ended September 30, 2015. Foreign currency translation decreased external sales dollars by 19.2% as the US dollar strengthened against the Canadian dollar when comparing the three months ended September 30, 2015 to the three months ended September 30, 2014. On a constant currency basis, external sales dollars increased $16.2 million or 4.8%. External sales dollars increased 3.3% as a result of an increase in reported sales volumes primarily due to increases in our core industrial chemical end markets as well as increased herbicide sales within the agriculture business. Sales pricing and product mix increased external sales dollars by 1.5% due to increased average selling prices across several industry sectors. Gross profit decreased $11.2 million, or 17.5%, to $52.9 million in the three months ended September 30, 2015. Foreign currency translation decreased gross profit by 17.2%. Gross profit increased 3.3% due to increases in reported sales volumes. Gross profit decreased due to a decrease of 3.6% from changes in sales pricing, product costs and other adjustments primarily due to lower margins within our agriculture business driven by lower supplier rebates resulting from timing differences in purchases that are expected to offset later in the year as well as dryer weather conditions creating a change in the agriculture product mix during the three months ended September 30, 2015 partially offset by positive impacts from increased average selling prices discussed above. Gross margin decreased from 18.9% in the three months ended September 30, 2014 to 18.2% in the three months ended September 30, 2015 primarily due to the factors discussed above. Outbound freight and handling expenses decreased $2.3 million, or 20.4% to $9.0 million primarily due to foreign currency translation. On a constant currency basis, outbound freight and handling expenses decreased $0.4 million, or 3.5%, despite the overall increases in volumes due to optimization of our contracted fleet as well as improved freight rates during the three months ended September 30, 2015. Operating expenses decreased by $4.0 million, or 16.5% to $20.3 million in the three months ended September 30, 2015 and decreased as a percentage of external sales from 7.2% in the three months ended September 30, 2014 to 7.0% in the three months ended September 30, 2015. Foreign currency translation decreased operating expenses by 17.7% or $4.3 million. On a constant currency basis, operating expenses increased $0.3 million, or 1.2%, and the increase primarily relates to increased personnel expenses of $1.6 million primarily driven by increased headcount and annual compensation increases. The increase is partially offset by lower pension expense of $1.4 million in the three months ended September 30, 2015 due to the July 1, 2015 pension plan amendment. Refer to “Note 4: Employee benefit plans” in our condensed consolidated financial statements for additional information regarding the plan amendment. The remaining $0.1 million increase related to several insignificant components.

Adjusted EBITDA decreased by $4.9 million, or 17.2%, to $23.6 million in the three months ended September 30, 2015. Foreign currency translation decreased Adjusted EBITDA by 16.8% or $4.8 million. On a constant currency basis, Adjusted EBITDA decreased $0.1 million, or 0.4%. Adjusted EBITDA margin decreased from 8.4% in the three months ended September 30, 2014 to 8.1% in the three months ended September 30, 2015 primarily due to lower gross margin.

EMEA. External sales in the EMEA segment were $433.2 million, a decrease of $113.3 million, or 20.7%, in the three months ended September 30, 2015. Foreign currency translation decreased external sales dollars by 14.5% primarily resulting from the US dollar strengthening against the euro and British pound when comparing the three months ended September 30, 2015 to the three months ended September 30, 2014. External sales dollars decreased 13.2% as a result of a decrease in reported sales volumes primarily driven by us continuing to exit lower margin business as well as reduced demand for oil and gas products. Changes in sales pricing and product mix increased external sales dollars by 7.0% resulting from a shift in product mix towards products with higher average selling prices. Gross profit decreased $16.2 million, or 14.9%, to $92.6 million in the three months ended September 30, 2015.

Foreign currency translation decreased gross profit by 15.3% primarily as a result of the US dollar strengthening against the euro and British pound when comparing the three months ended September 30, 2015 to the three months ended September 30, 2014. Gross profit decreased 13.2% due to decreases in reported sales volumes. Gross profit increased 13.6% due to sales pricing, product costs, and other adjustments primarily resulting from our decision to not renew lower margin contracts as well as implementing company initiatives to increase volumes of higher margin products. Gross margin increased from 19.9% in the three months ended September 30, 2014 to 21.4% in the three months ended September 30, 2015 primarily due to the factors impacting gross profit discussed above. Outbound freight and handling expenses decreased $4.4 million, or 23.2%, to $14.6 million primarily due to foreign currency translation and lower reported sales volumes. Operating expenses decreased $11.2 million, or 16.5%, to $56.7 million in the three months ended September 30, 2015 and increased as a percentage of external sales from 12.4% in the three months ended September 30, 2014 to 13.1% in the three months ended September 30, 2015. Foreign currency translation decreased operating expenses by 16.6% or $11.3 million. The remaining $0.1 million increase related to several insignificant components.

Adjusted EBITDA decreased by $0.6 million, or 2.7%, to $21.3 million in the three months ended September 30, 2015. Foreign currency translation decreased Adjusted EBITDA by 12.3% or $2.7 million. On a constant currency basis, Adjusted EBITDA increased $2.1 million, or 9.6%, primarily due to lower outbound transportation expenses as well as higher gross profit. Adjusted EBITDA margin increased from 4.0% in the three months ended September 30, 2014 to 4.9% in the three months ended September 30, 2015 primarily as a result of the increase in gross margin.

Rest of World. External sales in the Rest of World segment were $117.8 million, a decrease of $26.6 million, or 18.4%, in the three months ended September 30, 2015. Foreign currency translation decreased external sales dollars by 25.7% or $37.1 million when comparing the three months ended September 30, 2015 to the three months ended September 30, 2014 primarily due to the US dollar strengthening against the Mexican peso and Brazilian real. In November 2014, the Company acquired D’Altomare, a Brazilian chemical distributor, which contributed external sales dollars of $12.1 million in the three months ended September 30, 2015. Excluding the impact of D’Altomare and foreign currency, external sales dollars decreased 1.9% due to a decrease in reported sales volumes, which was primarily attributable to decreases in the Asia Pacific region partially offset by increases in Mexico. Excluding the impact of D’Altomare and foreign exchange, external sales dollars increased by 0.7% as a result of changes in sales pricing and product mix due to increased average selling prices. Gross profit increased $3.6 million, or 17.4%, to $24.3 million in the three months ended September 30, 2015. D’Altomare contributed gross profit of $4.7 million in the three months ended September 30, 2015. Foreign currency translation decreased gross profit by 41.1% or $8.5 million. Excluding the impact of D’Altomare and foreign exchange, gross profit decreased by 1.9% due to a decrease in reported sales volumes. Gross profit increased 37.7% due to changes in sales pricing, product costs and other adjustments primarily due to our legacy Brazilian operations obtaining new higher margin business. Gross margin increased from 14.3% in the three months ended September 30, 2014 to 20.6% in the three months ended September 30, 2015 (18.5% excluding D’Altomare in the three months ended September 30, 2015). D’Altomare provides value-add offerings such as blending and sells specialty chemicals and ingredients, which contributed to the higher gross margin in the three months ended September 30, 2015. Outbound freight and handling expenses decreased $0.5 million, or 18.5%, to $2.2 million in the three months ended September 30, 2015 primarily related to foreign exchange translation partially offset by the increase from D’Altomare of $0.2 million. Operating expenses decreased $1.3 million, or 9.6%, to $12.3 million in the three months ended September 30, 2015 and increased as a percentage of external sales from 9.4% in the three months ended September 30, 2014 to 10.4% in the three months ended September 30, 2015. D’Altomare contributed operating expenses of $2.1 million in the three months ended September 30, 2015. Foreign currency translation decreased operating expenses by 32.4% or $4.4 million. Excluding the impact of D’Altomare and foreign currency, operating expenses increased $1.0 million due to several insignificant components.

Adjusted EBITDA increased by $5.4 million, or 122.7%, to $9.8 million in the three months ended September 30, 2015. D’Altomare contributed Adjusted EBITDA of $2.4 million in the three months ended September 30, 2015. Foreign currency translation decreased Adjusted EBITDA by 79.5% or $3.5 million. Adjusted EBITDA margin increased from 3.0% in the three months ended September 30, 2014 to 8.3% in the three months ended September 30, 2015 (7.1% excluding D’Altomare in the three months ended September 30, 2015). The increase is primarily a result of the increase in gross margin.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

	Nine Months Ended				Favorable (unfavorable)		Impact of currency*
(in millions)	September 30, 2015		September 30, 2014			% Change
Net sales	$7,015.5	100.0%	$7,986.7	100.0%	$(971.2)	(12.2)%	(6.6)%
Cost of goods sold (exclusive of depreciation)	5,636.2	80.3%	6,520.7	81.6%	884.5	13.6%	6.6%

Gross profit	1,379.3	19.7%	1,466.0	18.4%	(86.7)	(5.9)%	(7.0)%
Operating expenses:
Outbound freight and handling	247.4	3.5%	274.2	3.4%	26.8	9.8%	5.7%
Warehousing, selling and administrative	661.4	9.4%	699.2	8.8%	37.8	5.4%	5.7%
Other operating expenses, net	57.3	0.8%	54.6	0.7%	(2.7)	(4.9)%	5.1%
Depreciation	104.0	1.5%	95.1	1.2%	(8.9)	(9.4)%	8.0%
Amortization	66.3	0.9%	71.7	0.9%	5.4	7.5%	5.0%

Total operating expenses	1,136.4	16.2%	1,194.8	15.0%	58.4	4.9%	7.3%

Operating income	242.9	3.5%	271.2	3.4%	(28.3)	(10.4)%	(5.5)%

Other (expense) income:
Interest income	3.9	0.1%	6.7	0.1%	(2.8)	(41.8)%	(6.0)%
Interest expense	(169.8)	(2.4)%	(199.2)	(2.5)%	29.4	14.8%	1.4%
Loss on extinguishment of debt	(12.1)	(0.2)%	(1.2)	—%	10.9	N/M	N/M
Other (expense) income, net	(30.9)	(0.4)%	2.4	—%	(33.3)	N/M	N/M

Total other expense	(208.9)	(3.0)%	(191.3)	(2.4)%	(17.6)	(9.2)%	2.4%

Income before income taxes	34.0	0.5%	79.9	1.0%	(45.9)	(57.4)%	(13.1)%
Income tax expense	14.6	0.2%	17.4	0.2%	2.8	16.1%	11.5%

Net income	$19.4	0.3%	$62.5	0.8%	(43.1)	(69.0)%	(13.6)%

*Foreign currency translation is included in the percentage change. Unfavorable impacts from foreign currency translation are designated with parentheses.

Net sales

Net sales were $7,015.5 million in the nine months ended September 30, 2015, representing a decrease of $971.2 million, or 12.2%, from the nine months ended September 30, 2014. Foreign currency translation decreased net sales by 6.6% when compared to the nine months ended September 30, 2014, due to the US dollar strengthening against all major currencies. Net sales decreased 5.7% due to a decrease in reported sales volumes as the result of decreases in the USA, Canada and EMEA segments partially offset by an increase in the Rest of World segment. Net sales increased 0.1% as a result of changes in sales pricing and product mix resulting from increases in the Canada, EMEA and Rest of World segments partially offset by a decrease in the USA segment. Refer to the “Segment results” for the nine months ended September 30, 2015 discussion for additional information.

Gross profit

Gross profit decreased $86.7 million, or 5.9%, to $1,379.3 million for the nine months ended September 30, 2015. Foreign currency translation accounted for 7.0% of the decrease reflecting the strengthening of the US dollar against all major currencies, especially the euro, Canadian dollar and Brazilian real. Excluding the impact of foreign currency translation, gross profit increased 1.1% as gains from higher gross margins more than offset lower volumes which were primarily in the upstream oil and gas market. Gross margin increased to 19.7% in the nine months ended September 30, 2015 from 18.4% in the nine months ended September 30, 2014 due to favorable product mix, our EMEA restructuring program and productivity initiatives. Refer to the “Segment results” for the nine months ended September 30, 2015 discussion for additional information.

Outbound freight and handling

Outbound freight and handling expenses decreased $26.8 million, or 9.8%, to $247.4 million for the nine months ended September 30, 2015. Foreign currency translation decreased outbound freight and handling expense by 5.7% or $15.7 million. On a constant currency basis, outbound freight and handling expenses decreased 4.1% or $11.1 million, which was primarily attributable to lower reported sales volumes as well as lower diesel fuel costs. Refer to the “Segment results” for the nine months ended September 30, 2015 discussion for additional information.

Warehousing, selling and administrative

Warehousing, selling and administrative expenses decreased $37.8 million, or 5.4%, to $661.4 million for the nine months ended September 30, 2015. Foreign currency translation decreased warehousing, selling and administrative expenses by 5.7% or $57.8 million. On a constant currency basis, there was an increase of $20.0 million attributable to higher personnel expenses of $17.7 million primarily due to annual compensation increases, higher consulting fees of $6.7 million and increases in information technology expenses of $5.7 million related to internal projects focused on improving operations. These increases were partially offset by lower operating lease expense of $10.1 million primarily due to certain operating leases being replaced by purchased assets as well as capital leases. Refer to the “Segment results” for the nine months ended September 30, 2015 discussion for additional information.

Other operating expenses, net

Other operating expenses, net increased $2.7 million, or 4.9%, to $57.3 million for the nine months ended September 30, 2015. The increase was primarily due to a contract termination fee of $26.2 million related to terminating consulting agreements between us and CVC and CD&R related to the IPO. The increases were partially offset by a reduction of $8.7 million in redundancy and restructuring charges in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, which primarily related to higher facility exit costs in the nine months ended September 30, 2014 largely due to changes in estimated sublease income. Refer to “Note 6: Redundancy and restructuring” in our condensed consolidated financial statements for additional information. Also contributing to the offset was $6.0 million of lower stock-based compensation expense in the nine months ended September 30, 2015 due to a majority of outstanding options vesting in 2014 with fewer grants in the nine months ended September 30, 2015. The decrease is also attributable to $4.4 million of lower consulting fees in the nine months ended September 30, 2015, which fees were associated with the implementation of several regional initiatives aimed at streamlining our cost structure and improving our operations. Foreign currency translation decreased other operating expenses, net by 5.1% or $2.8 million. The remaining $1.6 million decrease related to several insignificant components. Refer to “Note 5: Other operating expenses, net” in our condensed consolidated financial statements for additional information.

Depreciation and amortization

Depreciation expense increased $8.9 million, or 9.4%, to $104.0 million for the nine months ended September 30, 2015. Foreign currency translation decreased depreciation expense by 8.0% or $7.6 million. On a constant currency basis, the increase was primarily related to increased purchases of property, plant and equipment, capital lease asset additions and accelerated depreciation on various sites which were undergoing restructuring initiatives during the nine months ended September 30, 2015.

Amortization expense decreased $5.4 million, or 7.5%, to $66.3 million for the nine months ended September 30, 2015. Amortization expense decreased 5.0% or $3.6 million due to foreign currency translation and the additional decrease relates to the lower amortization levels of existing customer relationship intangibles partially offset by amortization related to 2015 business acquisitions. Customer relationship intangible assets are amortized on an accelerated basis to mirror the economic pattern of benefit from such relationships.

Interest expense

Interest expense decreased $29.4 million, or 14.8%, to $169.8 million for the nine months ended September 30, 2015 primarily due to lower average borrowings under short-term financing agreements, paying the remaining principal balance related to the Senior Subordinated Notes during June 2015 and lower interest rates on our long-term debt as a result of the July 2015 debt refinancing transactions. Foreign currency translation decreased interest expense by 1.4% or $2.8 million. These decreases were partially offset by increased interest expense from capital lease obligations. Refer to “Note 11: Debt” in our condensed consolidated financial statements for additional information.

Loss on extinguishment of debt

Loss on extinguishment of debt increased $10.9 million to $12.1 million for the nine months ended September 30, 2015. The $12.1 million loss in the nine months ended September 30, 2015 related to the July 2015 debt refinancing transactions and the write off of unamortized debt issuance costs and debt discount related to the payment of the principal balance related to the Senior Subordinated Notes during June 2015. The $1.2 million loss in the nine months ended September 30, 2014 related to the write off of unamortized debt issuance costs related to the closure of the 2016 European ABL facility during March 2014. Refer to “Note 11: Debt” in our condensed consolidated financial statements for additional information.

Other (expense) income, net

Other (expense) income, net increased $33.3 million from income of $2.4 million for the nine months ended September 30, 2014 to an expense of $30.9 million for the nine months ended September 30, 2015. The increase was primarily driven by debt refinancing costs of $16.5 million and the discontinuance of cash flow hedges of $7.5 million. Refer to “Note 11: Debt” and “Note 14: Derivatives” in our condensed consolidated financial statements for additional information, respectively. In addition, there was a $6.6 million reduction in gains related to foreign currency transactions in the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014 primarily driven by the revaluation of the Euro Tranche Term Loan creating larger gains during the nine months ended September 30, 2014. Refer to “Note 7: Other (expense) income, net” in our condensed consolidated financial statements for additional information.

Income tax expense

Income tax expense decreased $2.8 million, or 16.1%, to $14.6 million for the nine months ended September 30, 2015 primarily due to changes in the mix of earnings in multiple tax jurisdictions, the rate of realization of actual to forecasted earnings and losses, and the interim accounting treatment of year to date losses incurred in foreign jurisdictions for which a tax benefit may not be recognized.

Segment results

Our Adjusted EBITDA by operating segment and in aggregate is summarized in the following tables:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Elimin- ations(1)	Consolidated
	Nine Months Ended September 30, 2015
Net sales:
External customers	$4,148.8	$1,118.5	$1,377.0	$371.2	$—	$7,015.5
Inter-segment	83.9	6.3	2.9	0.1	(93.2)	—

Total net sales	4,232.7	1,124.8	1,379.9	371.3	(93.2)	7,015.5
Cost of goods sold (exclusive of depreciation)	3,386.0	955.6	1,086.9	300.9	(93.2)	5,636.2

Gross profit	846.7	169.2	293.0	70.4	—	1,379.3
Outbound freight and handling	165.1	29.8	45.7	6.8	—	247.4
Warehousing, selling and administrative (operating expenses)	375.5	64.9	171.7	39.5	9.8	661.4

Adjusted EBITDA	$306.1	$74.5	$75.6	$24.1	$(9.8)	$470.5

Other operating expenses, net						57.3
Depreciation						104.0
Amortization						66.3
Interest expense, net						165.9
Loss on extinguishment of debt						12.1
Other expense, net						30.9
Income tax expense						14.6

Net income						$19.4

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Elimin- ations(1)	Consolidated
	Nine Months Ended September 30, 2014
Net sales:
External customers	$4,591.0	$1,246.9	$1,741.2	$407.6	$—	$7,986.7
Inter-segment	88.9	7.7	3.5	—	(100.1)	—

Total net sales	4,679.9	1,254.6	1,744.7	407.6	(100.1)	7,986.7
Cost of goods sold (exclusive of depreciation)	3,801.9	1,063.6	1,406.2	349.1	(100.1)	6,520.7

Gross profit	878.0	191.0	338.5	58.5	—	1,466.0
Outbound freight and handling	172.8	35.6	58.4	7.4	—	274.2
Warehousing, selling and administrative (operating expenses)	372.7	72.7	212.1	38.3	3.4	699.2

Adjusted EBITDA	$332.5	$82.7	$68.0	$12.8	$(3.4)	$492.6

Other operating expenses, net						54.6
Depreciation						95.1
Amortization						71.7
Interest expense, net						192.5
Loss on extinguishment of debt						1.2
Other income, net						(2.4)
Income tax expense						17.4

Net income						$62.5

(1)	Other/Eliminations represents the elimination of intersegment transactions as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.

USA. External sales in the USA segment were $4,148.8 million, a decrease of $442.2 million, or 9.6%, in the nine months ended September 30, 2015. External sales dollars decreased 5.5% as a result of a decrease in reported sales volumes primarily due to a reduction in sales of oil and gas products. Sales pricing and product mix decreased external sales dollars by 4.1% primarily resulting from lower average selling prices. Gross profit decreased $31.3 million, or 3.6%, to $846.7 million in the nine months ended September 30, 2015. Gross profit decreased by 5.5% due to decreases in reported sales volumes. This was partially offset by a 1.9% increase in gross profit due to sales pricing, product costs and other adjustments primarily due to growth in the gross margin rates on several of our industrial chemicals and value-add offerings and the successful implementation of productivity initiatives in the nine months ended September 30, 2015. Gross margin increased from 19.1% in the nine months ended September 30, 2014 to 20.4% during the nine months ended September 30, 2015. Outbound freight and handling expenses decreased $7.7 million, or 4.5%, to $165.1 million in the nine months ended September 30, 2015 primarily due to lower reported sales volumes as well as lower diesel fuel costs. Operating expenses increased $2.8 million, or 0.8%, to $375.5 million in the nine months ended September 30, 2015 due to higher personnel expenses of $11.4 million primarily due to annual compensation increases and higher consulting fees of 5.1 million related to internal projects focused on improving operations. These increases were partially offset by lower lease expense of $7.5 million primarily due to certain operating leases being replaced by purchased assets as well as capital leases. The remaining $6.2 million decrease related to several insignificant components. Operating expenses as a percentage of external sales increased from 8.1% in the nine months ended September 30, 2014 to 9.1% in the nine months ended September 30, 2015.

Adjusted EBITDA decreased by $26.4 million, or 7.9%, to $306.1 million in the nine months ended September 30, 2015. Adjusted EBITDA margin increased from 7.2% in the nine months ended September 30, 2014 to 7.4% in the nine months ended September 30, 2015 primarily as a result of improved gross margin partially offset by higher operating expenses as a percentage of external net sales.

Canada. External sales in the Canada segment were $1,118.5 million, a decrease of $128.4 million, or 10.3%, in the nine months ended September 30, 2015. Foreign currency translation decreased external sales dollars by 13.6% as the US dollar strengthened against the Canadian dollar when comparing the nine months ended September 30, 2015 to the nine months ended September 30, 2014. On a constant currency basis, external sales dollars increased $41.2 million or 3.3%. External sales dollars decreased 1.7% as a result of a decrease in reported sales volumes primarily due to decreases in sales of oil and gas products mostly driven by lower oil prices and lower methanol sales due to warmer weather conditions. These decreases were partially offset by increases in agricultural sales, which were primarily driven by favorable weather conditions, increases in mining driven by the stabilization of mineral and gold prices and increased sales to commodity and manufacturing based end markets, driven by the strengthening of the US dollar against the Canadian dollar increasing manufacturing activity within Canada’s eastern region. Sales pricing and product mix increased external sales dollars by 5.0% primarily due to higher average selling prices. Gross profit decreased $21.8 million, or 11.4%, to $169.2 million in the nine months ended September 30, 2015. Foreign currency translation decreased gross profit by 13.4%. Gross profit decreased 1.7% due to decreases in reported sales volumes. Gross profit increased due to an increase of 3.7% from changes in sales pricing, product costs and other adjustments primarily due to the positive impacts from increased average selling prices across several industry sectors during the nine months ended September 30, 2015. Gross margin decreased from 15.3% in the nine months ended September 30, 2014 to 15.1% in the nine months ended September 30, 2015 primarily due to higher sales of lower margin products. Outbound freight and handling expenses decreased $5.8 million, or 16.3%, to $29.8 million primarily due to foreign currency translation and lower reported sales volumes. Operating expenses decreased by $7.8 million, or 10.7%, to $64.9 million in the nine months ended September 30, 2015 and remained at 5.8% as a percentage of external sales in the nine months ended September 30, 2015. Foreign currency translation decreased operating expenses by 13.6% or $9.9 million. On a constant currency basis, operating expenses increased $2.1 million, or 2.9%, and the increase primarily relates to increased personnel expenses of $3.3 million primarily driven by annual compensation increases and higher headcount. The remaining $1.2 million decrease related to several insignificant components.

Adjusted EBITDA decreased by $8.2 million, or 9.9%, to $74.5 million in the nine months ended September 30, 2015. Foreign currency translation decreased Adjusted EBITDA by 13.7% or $11.3 million. On a constant currency basis, Adjusted EBITDA increased $3.1 million, or 3.8%, primarily due to increased external sales generating increased gross profit. Adjusted EBITDA margin increased from 6.6% in the nine months ended September 30, 2014 to 6.7% in the nine months ended September 30, 2015 primarily due to lower transportation costs as a percentage of external net sales.

EMEA. External sales in the EMEA segment were $1,377.0 million, a decrease of $364.2 million, or 20.9%, in the nine months ended September 30, 2015. Foreign currency translation decreased external sales dollars by 16.0% primarily resulting from the US dollar strengthening against the euro and British pound when comparing the nine months ended September 30, 2015 to the nine months ended September 30, 2014. External sales dollars decreased 7.8% as a result of a decrease in reported sales volumes primarily driven by us continuing to exit lower margin business as well as reduced volumes of caustic soda given tighter supply of the product. Changes in sales pricing and product mix increased external sales dollars by 2.9% primarily due to a shift in product mix towards products with higher average selling prices. Gross profit decreased $45.5 million, or 13.4%, to $293.0 million in the nine months ended September 30, 2015. Foreign currency translation decreased gross profit by 17.5% primarily as a result of the US dollar strengthening against the euro and British pound when comparing the nine months ended September 30, 2015 to the nine months ended September 30, 2014. Gross profit decreased 7.8% due to decreases in reported sales volumes. Gross profit increased 11.9% due to sales pricing, product costs, and other adjustments primarily resulting from electing to not renew lower margin business as well as implementing company initiatives to increase volumes of higher margin products. Gross margin increased from 19.4% in the nine months ended September 30, 2014 to 21.3% in the nine months ended September 30, 2015 primarily due to the factors impacting gross profit discussed above. Outbound freight and handling expenses decreased $12.7 million, or 21.7%, to $45.7 million primarily due to foreign currency translation and lower reported sales volumes. Operating expenses decreased $40.4 million, or 19.0%, to $171.7 million in the nine months ended September 30, 2015, but increased as a percentage of external sales from 12.2% in the nine months ended September 30, 2014 to 12.5% in the nine months ended September 30, 2015. Foreign currency translation decreased operating expenses by 18.1% or $38.4 million. On a constant currency basis, operating expenses decreased $2.0 million, or 0.9%, which was primarily related to lower lease expense of $1.2 million due to certain operating leases being replaced by capital leases and lower personnel expenses of $1.0 million due to reduced headcount from redundancy and restructuring initiatives. The remaining $0.2 million increase related to several insignificant components.

Adjusted EBITDA increased by $7.6 million, or 11.2%, to $75.6 million in the nine months ended September 30, 2015. Foreign currency translation decreased Adjusted EBITDA by 16.3% or $11.1 million. On a constant currency basis, Adjusted EBITDA increased $18.7 million, or 27.5%, due to increased gross profit as well as slight reductions in operating expenses. Adjusted EBITDA margin increased from 3.9% in the nine months ended September 30, 2014 to 5.5% in the nine months ended September 30, 2015 primarily as a result of the increase in gross margin.

Rest of World. External sales in the Rest of World segment were $371.2 million, a decrease of $36.4 million, or 8.9%, in the nine months ended September 30, 2015. Foreign currency translation decreased external sales dollars by 20.0% when comparing the nine months ended September 30, 2015 to the nine months ended September 30, 2014 primarily due to the US dollar strengthening against the Mexican peso and Brazilian real. In November 2014, the Company acquired D’Altomare, a Brazilian chemical distributor, which contributed external sales dollars of $37.3 million in the nine months ended September 30, 2015. Excluding the impact of D’Altomare and foreign currency translation, external sales dollars increased 1.6% due to an increase in reported sales volumes, which was primarily attributable to increases in Mexico partially offset by decreases in the Asia Pacific region. Excluding the impact of D’Altomare and foreign currency translation, external sales dollars increased 0.3% as a result of changes in sales pricing and product mix due to higher average selling prices. Gross profit increased $11.9 million, or 20.3%, to $70.4 million in the nine months ended September 30, 2015. D’Altomare contributed gross profit of $14.1 million in the nine months ended September 30, 2015. Foreign currency translation decreased gross profit by 29.9%. Excluding the impact of D’Altomare and foreign currency translation, gross profit increased by 1.6% due to an increase in reported sales volumes. Gross profit increased 24.5% due to changes in sales pricing, product costs and other adjustments primarily due to average selling prices increasing at a faster rate than average purchasing costs. Gross margin increased from 14.4% in the nine months ended September 30, 2014 to 19.0% in the nine months ended September 30, 2015 (16.9% excluding D’Altomare in the nine months ended September 30, 2015) primarily due to the factors impacting gross profit discussed above. Outbound freight and handling expenses decreased $0.6 million, or 8.1%, to $6.8 million in the nine months ended September 30, 2015. Foreign currency translation decreased outbound freight and handling expenses by 21.6% or $1.6 million. On a constant currency basis, outbound freight and handling expenses increased $1.0 million or 13.5%, which was due to the increase in reported sales, a $0.7 million increase from D’Altomare, as well as higher gasoline prices in Brazil. Operating expenses increased $1.2 million, or 3.1%, to $39.5 million in the nine months ended September 30, 2015 and increased as a percentage of external sales from 9.4% in the nine months ended September 30, 2014 to 10.6% in the nine months ended September 30, 2015. D’Altomare contributed operating expenses of $7.0 million in the nine months ended September 30, 2015. Foreign currency translation decreased operating expenses by 24.5% or $9.4 million. Excluding the impact of D’Altomare and foreign currency translation, operating expenses increased $3.6 million primarily due to higher personnel expenses of $2.0 million driven by annual compensation increases and higher variable compensation. The remaining $1.6 million increase related to several insignificant components.

Adjusted EBITDA increased by $11.3 million, or 88.3%, to $24.1 million in the nine months ended September 30, 2015. D’Altomare contributed Adjusted EBITDA of $6.4 million in the nine months ended September 30, 2015. Foreign currency translation decreased Adjusted EBITDA by 51.6% or $6.6 million. On a constant currency basis and excluding D’Altomare, Adjusted EBITDA increased $11.5 million primarily due to increased gross profit. Adjusted EBITDA margin increased from 3.1% in the nine months ended September 30, 2014 to 6.5% in the nine months ended September 30, 2015 (5.3% excluding D’Altomare in the nine months ended September 30, 2015). The increase is a result of the increase in gross margin.

Liquidity and Capital Resources

Our primary source of liquidity is cash generated from our operations as well as borrowings under our credit facilities. As of September 30, 2015, we had $687.4 million available under our credit facilities.

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

Cash Flows

The following table presents a summary of our cash flow activity for the periods set forth below:

	Nine Months Ended
	September 30, 2015	September 30, 2014
Net cash provided (used) by operating activities	$191.2	$(21.9)
Net cash (used) by investing activities	(153.1)	(71.7)
Net cash (used) provided by financing activities	(14.2)	80.5

Cash Provided (Used) by Operating Activities

Cash provided by operating activities increased $213.1 million from cash used by operating activities of $21.9 million for the nine months ended September 30, 2014 to $191.2 million of cash provided by operating activities for the nine months ended September 30, 2015. The increase in cash provided by operations was primarily due to an increase of $242.5 million due to changes in trade accounts receivables, net, inventories and trade accounts payable. In the nine months ended September 30, 2015, trade accounts receivables, net, inventories and trade accounts payable provided cash because net sales during the three months ended September 30, 2015 were lower than net sales during the three months ended December 31, 2014 primarily due to sales declines within the oil and gas markets. In addition, inventory levels were higher than normal as of December 31, 2014 to support our customer driven initiative related to improving on-time delivery.

The increase in cash provided by operations also related to accrued interest expenses increasing $22.3 million in the nine months ended September 30, 2015 compared to a decrease of $1.7 million in the nine months ended September 30, 2014, which is a net increase of $24.0 million. The increase in accrued interest expenses is due to the July 2015 debt refinancing transactions altering the timing of interest payments.

The increase is also related to an increase in other payables of $9.5 million in the nine months ended September 30, 2015 compared to a decrease of $12.5 million in the nine months ended September 30, 2014, which is a net increase of $22.0 million. The increase relates to more in-progress productivity projects during the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014.

The increase in cash provided by operations was partially offset by changes in redundancy and restructuring liabilities. The redundancy and restructuring liabilities increased $21.2 million during the nine months ended September 30, 2014, which was primarily due to higher facility exit costs and employee termination costs. In the nine months ended September 30, 2015, the redundancy and restructuring liabilities decreased $4.3 million as payments were higher than new charges. As a result, cash provided by operating activities decreased by $25.5 million in the nine months ended September 30, 2015. Another factor offsetting the higher cash provided by operating activities was the decrease of $48.8 million in net income exclusive of non-cash items in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Refer to “Results of Operations” above for additional information. The remaining decrease of $1.1 million related to several insignificant components.

Cash (Used) by Investing Activities

Cash used by investing activities increased $81.4 million from $71.7 million for the nine months ended September 30, 2014 to $153.1 million for the nine months ended September 30, 2015. The increase primarily related to the April 2015 and July 2015 acquisitions of Key Chemical, Inc. and Chemical Associates, Inc. for $50.6 million, net of cash acquired. In addition, there was higher spending on capital expenditures of $29.2 million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increases in capital expenditures primarily related to purchasing assets that replaced operating leases and increased information technology spend related to internal projects focused on improving operations.

Cash (Used) Provided by Financing Activities

Cash used by financing activities increased $94.7 million from cash provided of $80.5 million for the nine months ended September 30, 2014 to cash used of $14.2 million for the nine months ended September 30, 2015. The increase in cash used by financing activities was primarily due to the July 2015 debt refinancing of the Senior Term Loan Facility. As part of the refinance activity, the former Senior Term Loan Facilities were paid in full and replaced with a new Senior Term Loan Facility and Unsecured Notes. The pay-off amount related to the former facility was $80.9 million more than the new debt balance related to the new Senior Term Loan Facility and Unsecured Notes. Furthermore, financing fees paid increased by $23.4 million due to the July 2015 debt refinancing activity in the nine months ended September 30, 2015 being more significant than the March 2014 debt refinancing activity.

Also contributing to the increase in cash used by financing activities was an $88.5 million smaller increase in our outstanding balances within our ABL facilities during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The reduced increase in the ABL balances during the nine months ended September 30, 2015 primarily related to improved cash flows from operations in the nine months ended September 30, 2015 compared to September 30, 2014.

The increase in cash used by financing activities was partially offset by closing our IPO and a concurrent private placement during the nine months ended September 30, 2015. The proceeds, net of fees, related to the IPO and concurrent private placement were $763.6 million. Concurrent with the IPO and private placement, we paid the remaining principal balance of $650.0 million related to the Senior Subordinated Notes. This resulted in a net cash inflow from financing activities of $113.6 million. The remaining increase of $15.5 million related to several insignificant components.

Contractual Obligations and Commitments

The following table summarizes material changes to our contractual obligations as of December 31, 2014, resulting from the changes in our long term debt through September 30, 2015. These changes primarily resulted from us paying the remaining principal balance of $650.0 million related to our Senior Subordinated Notes and our July 2015 debt refinancing transactions discussed in “Note 11: Debt” of our condensed consolidated financial statements.

	Payment Due by Period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, including current maturities(1)	$3,109.4	$5.8	$129.9	$63.3	$2,910.4
Interest (2)	950.2	37.3	284.6	266.2	362.1

(1)	See “Note 11: Debt” in our condensed consolidated financial statements for additional information.
(2)	Interest payments on debt are calculated for future periods using interest rates in effect at September 30, 2015. Projected interest payments include the related effects of interest rate swap agreements. Certain of these projected interest payments may differ in the future based on changes in floating interest rates, foreign currency fluctuations or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at September 30, 2015. See “Note 11: Debt” and “Note 14: Derivatives” in our condensed consolidated financial statements for further information regarding our debt instruments and related interest rate swap agreements, respectively.

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

The interest rates related to our long-term debt decreased since December 31, 2014 due to the July 2015 debt refinancing. Refer to “Note 11: Debt” for additional information. As a result, the impact on our earnings before taxes has materially changed when considering a change in variable interest rates. The following table illustrates the sensitivity of both a 100 basis point and 200 basis point increase in variable interest rates (including the impact of derivatives), with other variables held constant on our earnings before taxes as of September 30, 2015.

(in millions)	Effect on income
100 basis point increase in variable interest rates	$(9.3)
200 basis point increase in variable interest rates	(16.7)

Foreign currency denominated debt has increased since December 31, 2014 due to the July 2015 debt refinancing. Refer to “Note 11: Debt” for additional information. As a result, the impact on our consolidated earnings and accumulated other comprehensive loss, net of foreign currency derivative instruments, before income taxes has materially changed when considering a change in foreign currency rates. The following table illustrates the sensitivity of our consolidated earnings and accumulated other comprehensive loss, net of foreign currency derivative instruments, before income taxes as of September 30, 2015.

	Effect on income	Effect on accumulated other comprehensive loss
	(in millions)
10% strengthening of U.S. dollar	$18.4	$(19.8)
10% strengthening of euro	(27.7)	-
10% strengthening of British pound	2.6	17.3

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 15 to the interim condensed consolidated financial statements included in Part I, Financial Statements of this report.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Final Prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	Interactive Data File

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univar Inc. (Registrant)

By:	/s/ J. Erik Fyrwald
J. Erik Fyrwald President, Chief Executive Officer, Director

Date: November 3, 2015

By:	/s/ Carl J. Lukach
Carl J. Lukach Executive Vice President, Chief Financial Officer

Date: November 3, 2015