Form 10-K
period 2015-12-31
Univar Inc.
filed 2016-03-03
CIK 1494319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-37443

Univar Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-1251958
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3075 Highland Parkway, Suite 200 Downers Grove, Illinois	60515
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (331) 777-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($0.01 par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

Aggregate market value of common stock held by non-affiliates of registrant on June 30, 2015: $1.4 billion (see Item 12, under Part III hereof), based on a closing price of registrant’s Common Stock of $26.03 per share.

At February 12, 2016, 137,960,460 shares of the registrant’s common stock, $0.01 par value, were outstanding.

Documents Incorporated by Reference

Certain portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 5, 2016 and to be filed within 120 days after the registrant’s fiscal year ended December 31, 2015 (hereinafter referred to as “Proxy Statement”) are incorporated by reference into Part III.

Univar Inc.

Form 10-K

SUPPLEMENTAL INFORMATION

Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K, (i) the terms “we,” “our,” “us,” “Univar” and the “Company,” refer to Univar Inc. and its consolidated subsidiaries, and (ii) the term “issuer” refers to Univar Inc. exclusive of its subsidiaries.

Our fiscal year ends on December 31, and references to “fiscal” when used in reference to any twelve month period ended December 31, refer to our fiscal years ended December 31.

The term “GAAP” refers to accounting principles generally accepted in the United States of America.

Forward-looking statements and information

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth strategies and the industries in which we operate and including, without limitation, statements relating to our estimated or anticipated financial performance or results. Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those reflected in forward-looking statements relating to our operations and business and the risks and uncertainties discussed in “Risk Factors.” Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

•	general economic conditions, particularly fluctuations in industrial production;

•	disruption in the supply of chemicals we distribute or our customers’ operations;

•	termination of contracts or relationships by customers or producers on short notice;

•	the price and availability of chemicals, or a decline in the demand for chemicals;

•	our ability to pass through cost increases to our customers;

•	our ability to meet customer demand for a product;

•	trends in oil and gas prices;

•	our ability to execute strategic investments, including pursuing acquisitions and/or dispositions, and successfully integrating and operating acquired companies;

•	challenges associated with international operations, including securing producers and personnel, compliance with foreign laws and changes in economic or political conditions;

•	our ability to effectively implement our strategies or achieve our business goals;

•	exposure to interest rate and currency fluctuations;

•	competitive pressures in the chemical distribution industry;

•	consolidation of our competitors;

•	our ability to implement and efficiently operate the systems needed to manage our operations;

•	the risks associated with security threats, including cybersecurity threats;

•	increases in transportation costs and changes in our relationship with third party carriers;

•	the risks associated with hazardous materials and related activities;

•	accidents, safety failures, environmental damage, product quality issues, major or systemic delivery failures involving our distribution network or the products we carry or adverse health effects or other harm related to the materials we blend, manage, handle, store, sell or transport;

•	evolving laws and regulations relating to hydraulic fracturing;

•	losses due to potential product liability claims and recalls and asbestos claims;

•	compliance with extensive environmental, health and safety laws, including laws relating to the investigation and remediation of contamination, that could require material expenditures or changes in our operations;

•	general regulatory and tax requirements;

•	operational risks for which we may not be adequately insured;

•	ongoing litigation and other legal and regulatory actions and risks, including asbestos claims;

•	potential impairment of goodwill;

•	inability to generate sufficient working capital;

•	loss of key personnel;

•	labor disruptions and other costs associated with the unionized portion of our workforce;

•	negative developments affecting our pension plans;

•	the impact of labeling regulations; and

•	our substantial indebtedness and the restrictions imposed by our debt instruments and indenture.

All forward-looking statements made in this Annual Report on Form 10-K are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this Annual Report on Form 10-K and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise and changes in future operating results over time or otherwise.

Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

PART I

ITEM 1.	BUSINESS

Our Company

We are a leading global chemical distributor and provider of innovative value-added services. We source chemicals from over 8,000 producers worldwide and provide a comprehensive array of products and services to over 160,000 customer locations in over 150 countries. Our scale and broad geographic reach, combined with our deep product knowledge and end market expertise and our differentiated value-added services, provide us with a distinct competitive advantage and enable us to offer customers a “one-stop shop” for their chemical needs. As a result, we believe we are strategically positioned for growth.

The global chemical distribution industry is large, fragmented and growing, as producers and customers increasingly realize the benefits of outsourcing. Chemical producers rely on us to warehouse, transport and sell their products as a way to improve their market access, geographic reach, and lower their costs. Customers who purchase products and services from us benefit from a lower total cost of ownership, as they are able to simplify the chemical sourcing process and outsource a variety of functions such as packaging, inventory management, mixing, blending and formulating.

Since hiring our President and CEO, Erik Fyrwald, in May 2012, we have significantly enhanced our management team and have implemented a series of transformational initiatives to drive growth and improved operating performance. These initiatives include:

•	focusing increased efforts on strengthening our market, technical and product expertise in attractive, high-growth industry sectors;

•	increasing and enhancing our value-added services, such as specialty product blending, automated tank monitoring and refill of less than truckload quantities, chemical waste management and digitally-enabled marketing and sales;

•	undertaking a series of measures to drive operational excellence, such as enhancing our supply chain and logistics expertise, enhancing our global sourcing capabilities, reducing procurement costs, streamlining back-office functions and improving our working capital efficiency;

•	pursuing commercial excellence programs, including significantly increasing our global sales force, establishing a performance driven sales culture and developing our proprietary, analytics-based mobile sales force tools; and

•	continuing to improve upon our distribution industry leadership in safety performance, which serves as a differentiating factor for both producers and our customers.

As a result of these initiatives, we believe we are well-positioned to capture market share and to improve our margins. In the twelve months ended December 31, 2015, we generated $9.0 billion in net sales and $600.1 million in Adjusted EBITDA. For a reconciliation of Adjusted EBITDA to net income (loss), see Footnote (1) in “Selected Financial Data” in Item 6 of this Annual Report on Form 10-K.

While we seek to grow volumes across our business, our enhanced focus on end markets and regions with the most attractive growth prospects is a key element of our strategy, as demand within the majority of these end markets and regions is growing faster than overall global chemical distribution demand. We are continuously strengthening our market, technological and product expertise in these attractive, higher-growth end markets, including food ingredients, pharmaceutical ingredients, personal care, water treatment and agricultural sciences. In addition to successfully focusing our sales organization and operating assets to target high-growth end markets, we have made several recent acquisitions that expand our capabilities and technology offerings with active pharmaceutical ingredients (Arrow Chemical), agriculture chemical formulation and services (Future /BlueStar), natural oleochemical blends (Chemical Associates), and specialty products used to formulate environmentally friendly coatings (Polymer Technologies).

The following charts illustrate the geographical and end market diversity of our 2015 net sales:

2015 Net Sales by Region	2015 Net Sales by End Market

We maintain strong, long-term relationships with both producers and our customers, many of which span multiple decades. We source materials from thousands of producers worldwide, including global leaders such as Dow Chemical Company, ExxonMobil, Eastman Chemical Company, LyondellBasell, Dow Corning, BASF and Formosa Chemicals. Our 10 largest producers accounted for approximately 36% of our total chemical purchases in the year ended December 31, 2015. Similarly, we sell products to thousands of customers globally, ranging from small and medium-sized businesses to large industrial customers, including Akzo Nobel, Dow Chemical Company, Henkel, Ecolab, PPG, Valero Energy, FMC Corporation, Georgia-Pacific and Kellogg Company. Our top 10 customers accounted for approximately 11% of our consolidated net sales for the year ended December 31, 2015.

Our Segments

Our business is organized and managed in four geographical segments: Univar USA (“USA”), Univar Canada (“Canada”), Univar Europe and the Middle East and Africa (“EMEA”), and Rest of World (“Rest of World”), which includes developing businesses in Latin America (including Brazil and Mexico) and the Asia-Pacific region. For additional information on our geographical segments, see “Note 20: Segments” in Item 8 of this Annual Report on Form 10-K for additional information.

USA

We supply a significant amount of commodity and specialty chemicals, as well as specialized value-added services to a wide range of end markets, touching a majority of the manufacturing and industrial production sectors in the United States. Our close proximity to customers serves as a competitive advantage and we believe that nearly 100% of U.S. manufacturing GDP is located within 150 miles of a Univar location. Moreover, our global sourcing capabilities and focus allows us to globally source lower cost chemicals.

In the United States, we service these multiple end-markets with nearly one day order times and on-time delivery more than 95 percent of the time from our 121 terminals. We repackage and blend bulk chemicals for shipment by our transportation fleet of over 2,600 tractors, tankers and trailers. Our highly skilled salesforce is deployed by sales district as well as by end-use market, e.g., coatings & adhesives, chemical manufacturing, food products and ingredients, pharmaceutical products and ingredients, water treatment, personal care, cleaning and sanitation and mining.

Canada

Our Canadian operations are divided into two regions: Eastern Canada, where we focus primarily on key customer end markets, including cleaning and sanitization, coatings and adhesives, food ingredients, chemical manufacturing, personal care and pharmaceutical. In Western Canada, we focus primarily on forestry, chemical manufacturing, mining, and oil and gas markets such as midstream gas and oil sands processing as well as refining. Our Agricultural Sciences industry group distributes crop protection products to independent retailers and specialty applicators servicing the agricultural sciences end market in both Western Canada and Eastern Canada.

EMEA

We maintain a strong presence in the United Kingdom and Continental Europe with sales offices in 20 countries. We also have six sales offices in the Middle East and Africa.

In 2013, our management team began implementing a pan-European strategy to consolidate our European operations, including our information technology systems, raw materials procurement, logistics, route operations and the management of producer relationships, in order to benefit from economies of scale and improve cost efficiency. We are also strengthening our end market expertise and key account management capability across Europe to better support sales representatives in each country by moving from a country-based approach to a pan-European operation for serving our key customer end markets, namely pharmaceutical products and ingredients, food, coating and adhesives, and personal care as part of our focus on higher-growth end markets.

Rest of World

Our global footprint also includes sales offices and distribution sites in Mexico, Brazil and to a lesser extent the Asia-Pacific region. Chemical distribution demand growth within these regions has outpaced the overall global market, a trend which we expect to continue in the future. We further expanded our footprint in Latin America through our 2011 acquisition of Arinos, a distributor of specialty and commodity chemicals in Brazil, our 2013 acquisition of Quimicompuestos, a leading distributor of commodity chemicals in Mexico and our 2014 acquisition of D’Altomare, a Brazilian distributor of specialty chemicals and ingredients.

Our Competitive Strengths

We believe the following competitive strengths have enabled us to become an integrated resource to both producers and our customers and to build and maintain leading market positions in many of the key regions and end markets that we serve.

Leading global market position in an attractive, growing industry

We are one of the world’s leading chemical distribution companies. We continue to focus on increasing our market share through organic growth, marketing alliances and strategic acquisitions in both established markets, such as the United States, and emerging markets, such as Latin America and the Middle East. We are also well positioned in attractive and high-growth end markets, including water treatment, agricultural sciences, food ingredients, cleaning and sanitization, pharmaceutical products and ingredients and personal care.

Our scale and geographic reach, combined with our broad product offerings, product knowledge and market expertise and our differentiated value-added service offerings, provide us with a significant competitive advantage in the highly fragmented third party chemical distribution market, which includes more than 10,000 participants, primarily comprised of smaller distributors with limited geographic and product reach.

We operate in a highly attractive, expanding market. This growth has outpaced the growth of total chemical demand and this trend is forecasted to continue as a result of increased outsourcing of distribution by producers and growing demand from customers for value-added services, safe operations and environmental regulatory compliance. Third party chemical distribution growth is expected to continue to be driven by these trends, as well as consolidation of the highly fragmented chemical distribution market. We believe that we are well-positioned to benefit from this anticipated growth.

Global sourcing and distribution network producing operational and scale efficiencies

We operate one of the most extensive chemical distribution networks in the world, comprised of over 850 distribution facilities, more than 90 million gallons of storage capacity, approximately 3,100 tractors, tankers and trailers, approximately 1,400 railcars, approximately 127 rail/barge terminals and 38 deep sea terminals. We believe that nearly 100% of U.S. manufacturing GDP is located within 150 miles of one of our locations and we service demand in these zones on very short lead times, for example in 1 to 2 days. Our purchasing power and global procurement relationships provide us with competitive advantages over local and regional competitors due to economies of scale as well as our enhanced ability to manage our inventory and working capital. Our global distribution platform also creates significant value for both producers and our customers through the combination of our comprehensive inventory, electronic ordering and shipment tracking, “just-in-time” delivery, centralized order handling and fulfillment and access to networked inventory sourcing. In addition, our scale allows us to service an international customer base in both established and emerging markets and positions us to take market share as producers and customers streamline their distributor relationships. As one of the world’s largest chemical distributors, we are able to reduce costs by aggregating demand and implementing consistent processes to operate with increasing efficiency as we expand into new markets.

Long-standing, strong relationships with a broad set of producers and customers

We source chemicals from more than 8,000 producers, many of which are premier global chemical producers, including Dow Chemical Company, ExxonMobil, Eastman Chemical Company, LyondellBasell, Dow Corning, BASF and Formosa Chemicals. We distribute products to over 160,000 customer locations, from small and medium-sized businesses to global industrial customers, including Akzo Nobel, Dow Chemical Company, Henkel, Ecolab, PPG, Valero Energy, FMC Corporation, Georgia-Pacific and Kellogg Company, across a diverse range of high-value and high-growth end markets. We believe that our scale, geographic reach, diversified distribution channels, broad product and value-added services offerings, as well as our deep technical expertise and knowledgeable sales force, are key differentiators relative to smaller, regional and local competitors, and have enabled us to develop strong, long-term relationships, often spanning several decades, with both producers and customers. The strength of our relationships has provided opportunities for us to integrate our service and logistics capabilities into their business processes and to promote collaboration on supply chain optimization, and, in the case of producers, marketing and other revenue enhancement strategies. In addition, our strong safety record and environmental regulatory compliance is an increasingly important consideration for producers and our customers when choosing a chemical distributor.

Broad value-added service offerings driving customer loyalty

To complement our extensive product portfolio, we offer a broad range of value-added services, such as our unique distribution platform for specialty and fine chemicals (ChemPoint.com), automated tank monitoring and refill of less than truckload quantities (MiniBulk), chemical waste management (ChemCare), and specialty product blending (Magnablend). Our deep technical expertise, combined with our knowledgeable sales force, allows us to provide tailored solutions to our customers. We believe that our innovative and differentiated value-added service offerings provide efficiency and productivity benefits to our customers. In addition, these value-added services generally have higher margins than our chemical product sales.

Strategically positioned assets and sales force focused on high-growth end markets

We have successfully focused our sales organization and operating assets to target high-growth end markets, including water treatment, agricultural sciences, food products and ingredients, pharmaceutical products and ingredients and personal care. We have dedicated sales teams composed of professionals with technical and industry-specific expertise, allowing us to connect a broad set of chemical producers to a broad set of end-user markets. Along with our broad end market exposure, we touch a majority of the manufacturing and industrial production sectors in the United States. Our close proximity to customers serves as a competitive advantage and we believe that nearly 100% of U.S. manufacturing GDP is located within 150 miles of a Univar location. The location of our facilities and our logistics capabilities lead to high customer retention and a larger addressable market. In addition, the increased demand for drinking and waste water treatment has driven an increase in demand for the water treatment chemicals we distribute. We believe our technical expertise and the value-added services we provide to municipalities and industrial users will continue to deliver market share gains in our water vertical.

Resilient business platform with significant growth potential

We believe that the combination of our large geographic footprint, end market diversity, fragmented producer and customer base and broad product offerings provides us with a resilient business platform that enhances our flexibility and ability to take advantage of growth opportunities. We buy thousands of different chemical products in bulk quantities, process them, repack them in quantities that are matched to the needs of our customers, sell them and deliver them to approximately 160,000 customer locations in over 150 countries. In addition to our vast geographic reach, we serve a wide range of end markets with over 30,000 products and have no major exposure to any single end market or customer. Our 10 largest customers accounted for approximately 11% of our consolidated net sales for the year ended December 31, 2015. We also benefit from sourcing our products from a diverse and large set of producers, with our ten largest producers accounting for approximately 36% of our chemical expenditures in 2015. For the past three years, capital expenditures have typically averaged less than 2% of sales annually. Capital expenditures for our business have historically been low and predictable year over year. We believe that the combination of our disciplined approach to cost control, our active asset management strategy and our low capital expenditure requirements has resulted in a strong business platform that is well positioned for growth and adaptable to changing industry dynamics.

Experienced and proven management team

We have assembled a highly experienced management team that have, on average, over 30 years of experience in the chemical industry. Our management team is led by our Chief Executive Officer, Erik Fyrwald, formerly the President and Chief Executive Officer of Nalco Holding Company and President of Ecolab, Inc., who has over 30 years of experience in the chemical and distribution industries. Since mid-2012, our senior management team has implemented an enhanced business strategy and successfully transformed our pricing structure, sales force, capital efficiency and acquisition and integration strategy.

Our Growth Strategy

We believe that we are well-positioned to capitalize on industry growth trends and opportunities to increase our market share by focusing on expanding our scale and global infrastructure, while further cultivating our relationships with key producers and customers. We also intend to continue to implement strategies to improve our operating margins. The key elements of our growth strategy are to:

Leverage our market leading position to grow organically in existing and new geographies and end markets

We seek to build upon our position as a global market leader by leveraging our scale and global network to capitalize on market opportunities, as major chemical producers outsource an increasing portion of their distribution operations and rationalize their distributor relationships. Because many producers and customers look for distributors with specialized industry or product knowledge, we will continue to develop our technical and industry-specific expertise to become the preferred distributor for an even broader range of chemical producers and customers in existing and new markets. We will also continue to improve the customer experience through dedicated sales teams composed of professionals with industry-specific expertise in areas such as water treatment, agricultural services, food products and ingredients, pharmaceutical products and ingredients, personal care, coatings and adhesives. In addition, we are expanding the scope of our account management by appointing global account leaders to broaden our relationships with global customers. Our broad geographic footprint and extensive producer and customer relationships provide us with a unique opportunity to expand our operations in developing geographies. We believe that we are well-positioned to capture additional sales volume and grow organically as we reinforce our position as a “one-stop” provider of chemicals to customers and related supply chain management services for chemical producers.

Focus on continued development of innovative value-added services

We are focused on developing and offering a range of value-added services that provide efficiency gains for producers and lower the total cost of ownership for our customers. We will also continue to partner with customers to develop tailored solutions to meet their specific requirements. Our high-growth and value-added service offerings, including ChemPoint.com, MiniBulk, ChemCare, and Magnablend are key differentiators for us relative to our competitors and also enhance our profitability and growth prospects.

Pursue commercial excellence initiatives

We are currently focused on implementing a number of key commercial excellence programs including:

•	strengthening our sales planning and execution process by focusing on a centralized account planning process, improving value documentation and conducting quarterly business reviews with customers;

•	attracting, retaining, mentoring and developing our sales force talent to take advantage of markets that are underpenetrated by us, enhancing product knowledge and end market expertise across our sales force and focusing our sales force on high-growth, high-value end markets; and

•	expanding our utilization of proprietary intelligent mobile sales force tools which provide market and customer insights, pricing analytics, to drive improved productivity and profitability for producers and us.

Continue to implement additional productivity improvements and operational excellence initiatives

We are committed to continued operational excellence and have implemented several initiatives to further improve operating performance and margins. Some of the key operational excellence initiatives include:

•	Optimizing our global sourcing and supply chain network. We are focusing on our procurement organization to reduce sourcing costs and implementing robust inventory planning and stocking systems, and we centralized and consolidated our indirect-spend, including third party transportation, all in an effort to reduce costs and improve the reliability and level of service we offer customers:

•	Refocusing our EMEA business. We completed the commercial realignment of our EMEA business, from a country-based structure to a pan-European platform, with increased focus on key growth markets, local knowledge and local profitability. We rationalized underperforming sites and reduce overhead to drive improved profitability in EMEA; and

•	Resizing our infrastructure. We resized our infrastructure and support costs in light of the historic decline in oil prices in 2015 and associated reduction in demand for chemicals in the fracking sector of oil production.

Undertake selective acquisitions and ventures

We will continue to evaluate selective acquisitions and ventures in both developed and emerging markets to complement our organic growth initiatives. Specifically, we seek acquisition and venture opportunities that will:

•	expand our existing product portfolio and our value-added services capabilities;

•	increase our market share of key products where increased volume provides enhanced margin opportunities;

•	increase our market share in established markets, such as North America and Europe, to create operating leverage;

•	enable us to enter or expand our presence in developing markets; and

•	increase our presence in high-growth industries.

Company History

Our history dates back to 1924 when we were founded as a brokerage business. In 1986, we acquired McKesson Chemical Corporation, then the third largest U.S. chemical distributor, solidifying our presence throughout the United States and making us the largest chemical distributor in North America. In 2001, we continued our expansion into Europe through the acquisition of Ellis & Everard, which specialized in the distribution of chemicals in the United Kingdom and Ireland and had additional facilities in Europe and the Eastern United States. In 2007, we acquired ChemCentral, which enabled us to improve our market share and operational efficiencies in North America.

In 2007 we were acquired by investment funds advised by CVC Capital Partners Advisory (U.S.), Inc. (“CVC”) as well as investment funds associated with Goldman, Sachs & Co. and Parcom. On November 30, 2010, investment funds associated with Clayton, Dubilier & Rice, LLC (“CD&R”) acquired a 42.5% ownership interest in us. Currently funds advised or managed by CD&R and CVC beneficially own approximately 46% of our company. CVC and CD&R are collectively referred to as the “Equity Sponsors”.

In December 2010, we acquired Basic Chemicals Solutions L.L.C., a global distributor and trader of commodity chemicals, which further strengthened our ability to provide value in the supply chain between chemical producers and end-users and reinforced our global sourcing capabilities. In January 2011, we completed our acquisition of Quaron, a chemical distributor operating in Belgium and the Netherlands, which complemented our strong European foothold in specialty chemicals with expanded product portfolio and increased logistical capability. We continued our expansion into the emerging markets in 2011 through our acquisition of Eral-Protek, a leading chemical distributor in Turkey, and the acquisition of Arinos, a leading chemical distributor of specialty and commodity chemicals and high-value services in Brazil. In December 2012, we acquired Magnablend, whose specialty chemical and manufactured products broadened our oil and gas offerings. In May 2013, we expanded our Mexican presence with the acquisition of Quimicompuestos, making us a leading chemical distributor in the Mexican market, which is increasingly connected to the North American market. In November 2014, we acquired D’Altomare Quimica Ltda, or D’Altomare, a Brazilian distributor of specialty chemicals and ingredients, which will expand our geographic footprint and market presence in Brazil and across Latin America. On April 10, 2015, we acquired Key Chemical, Inc., or Key, one of the largest distributors of fluoride to municipalities in the United States, which we expect to help us expand our offerings into the municipal and other industrial markets.

On June 23, 2015, we closed our initial public offering (“IPO”) in which we issued and sold 20.0 million shares of common stock at a public offering price of $22.00 per share. In addition, we completed a concurrent private placement of $350.0 million for shares of common stock (17.6 million shares) to Dahlia Investments Pte. Ltd., an indirect wholly owned subsidiary of Temasek Holdings (Private) Limited (“Temasek”). We received total net proceeds of approximately $760.0 million in total from the IPO and the private placement after deducting underwriting discounts and commissions and other offering expenses of approximately $30.0 million. These expenses were recorded against the proceeds received from the IPO. Certain selling stockholders sold an additional 25.3 million shares of common stock in the IPO and concurrent private placement. We did not receive any proceeds from the sale of these shares.

In July 2015, we acquired the assets of Chemical Associates, Inc., or Chemical Associates, a marketer, manufacturer, and distributor of oleochemicals, many of which are based on renewable and sustainable resources, which we believe will help increase the value Univar can bring in a number of our key markets such as personal care, food, cleaning and sanitization, lubricants, and coatings and adhesives. On October 2, 2015, we entered into the agrochemical formulation market and expanded our capabilities in the third-party agriculture logistics market in Canada with the acquisition of Future Transfer Co., Inc. BlueStar Distribution Inc., and BDI Distribution West Inc, or Future/BlueStar. On November 3, 2015, we acquired Arrow Chemical, Inc., expanding our existing offering with a complementary portfolio of active pharmaceutical ingredients (“APIs”) and other specialty ingredients essential to the formulation of generic and over-the-counter pharmaceuticals. On December 1, 2015, we acquired Weaver Town Oil Services, Inc., and Weavertown Transport Leasing, Inc., operating as the Weavertown Environmental Group, or WEG, which strengthens our ChemCareSM waste management service offering with a broad range of complementary services, including industrial cleaning, waste management and transportation, site remediation, and 24/7 emergency response services. On December 17, 2015, we acquired Polymer Technologies Ltd., or Polymer Technologies, a U.K.-based developer and distributor of unique ultraviolet/electron beam curable chemistries used to formulate environmentally responsible paints, inks, and adhesives.

Products and End Markets

The main focus of our marketing approach is to identify attractive end-user markets and provide customers in those markets all of their commodity and specialty chemical needs. We also offer value-added services as well as procurement solutions that leverage our chemical, supply chain and logistics expertise, networked inventory sourcing and producer relationships. We provide our customers with a “one-stop shop” for their commodity and specialty chemical needs and offer a reliable and stable source of quality products.

We buy and inventory chemicals in large quantities such as barge loads, railcars or full truck loads from chemical producers and we sell and distribute smaller quantities to our customers. Approximately 35% of the chemicals we purchase are in bulk form, and we repackage them into various size containers for sale and distribution.

Commodity chemicals currently represent and have historically represented the largest portion of our business by sales and volume. Our commodity chemicals portfolio includes acids and bases, surfactants, glycols, inorganic compounds, alcohols and general chemicals used extensively throughout hundreds of end markets. Our specialty chemicals sales represent an important, high-value, higher-growth portion of the chemical distribution market. We typically sell specialty chemicals in lower volumes but at a higher profit than commodity chemicals. While many chemical producers supply these products directly to customers, there is an increasing trend toward outsourcing the distribution of these specialized, lower volume products. We believe that customers and producers value Univar’s ability to supply both commodity and specialty products, particularly as the markets continue to consolidate.

We focus on sourcing certain high volume products that we distribute to our customers. We buy products globally at attractive pricing. We largely sell chemicals sourced through our industry focused salesforce. However, a small proportion of the chemicals that we source are sold directly to certain high volume customers through our Basic Chemicals group. Our global sourcing capabilities help us enhance our global market presence and our product expertise across all market segments.

We serve a diverse set of end markets and regions, with no end market accounting for more than 20% of our net sales over the past year. Our most significant end markets in recent years have included cleaning and sanitization, coatings and adhesives, chemical manufacturing, food ingredients and oil and gas.

Our key global end markets include:

•	Agricultural Sciences. We are a leading wholesale distributor of crop protection products to independent retailers and specialty applicators in Canada. To support this end market, we distribute herbicides, fungicides, insecticides, seed, micronutrients, horticultural products and feed, among other products. In addition, we provide storage, packaging and logistics services for major crop protection companies, storing chemicals, feed-grade materials, seed and equipment. We supply pest control products to the public health, vegetation management, turf and ornamental, food processing and post-harvest storage, animal health and hay production markets. We operate a network of over 70 Univar ProCenter distribution centers in North America to serve this end market.

•	Chemical Manufacturing. We distribute a full suite of chemical products in support of the chemical manufacturing industry (organic, inorganic, polymer chemistries and to a lesser extent oil refining). Our broad warehousing and delivery resources permit us to assure our chemical manufacturing customers efficient inventory management, just-in-time delivery, and custom blends and packages. Our industry expertise also assists our customers in making product selections which best suit the customer’s objectives and with chemical waste and wastewater issues.

•	Cleaning and Sanitization. The cleaning and sanitization industry is made up of thousands of large and small formulators that require a multitude of chemical ingredients to make cleaning products and detergents for home and industrial use. We believe that we distribute chemicals manufactured by many of the industry’s leading producers of enzymes, surfactants, solvents, dispersants, thickeners, bleaching aides, builders, chelants, acids, alkalis and other chemicals that are used as processing aids in the manufacturing of cleaning products.

•	Coatings and Adhesives. The coatings and adhesives industry is one of our largest customer end markets. We sell resins, pigments, solvents, thickeners, dispersants and other additives used to make paints, inks, and coatings. We have a large team of industry and product specialists with the market expertise that enables us to work closely with formulators and producers to offer new technologies, formulations and scale-up support. Our product line includes epoxy resins, polyurethanes, titanium dioxide, fumed silica, esters, plasticizers, silicones and specialty amines.

•	Food Ingredients and Products. For the food and beverage industry, we inventory a diverse portfolio of commodity and specialty products that are sold as processing aids or food additives. We sell food ingredients such as thickeners, emulsifiers, sweeteners, preservatives, leavening agents and humectants, as well as texturizer and fat replacement products that include xanthan gum, locust bean gum, cellulosics and guar gum. We distribute acidulants such as citric acid, lactic acid and malic acid, as well as alkalis. Additional offerings include supplements and products such as proteins, vitamins and minerals. The major food and beverage markets we serve are meat processing, baked goods, dairy, grain mill products, processed foods, carbonated soft drinks, fruit drinks and alcoholic beverages. We manage our product portfolio to ensure quality standards, security of supply and cost competitiveness. We refresh our product offering with products that meet the key trends impacting the food industry. Our industry experts have developed marketing tools that simplify the ingredient selection process for our customers and provide product performance information and solutions.

•	Mid/Downstream oil and gas. We provide chemicals and service to midstream pipeline and downstream refinery operators primarily in the US and Canada and to a lesser extent to oil sand markets in Western Canada. We offer an expansive product line with a team of highly skilled and uniquely dedicated specialists to stay on top of the latest trends, regulations and technologies.

•	Mining. We support the mining industry primarily in the US and Canada. We offer a wide range of products to service the different stages of mining operations, e.g., crushing to smelting, such as caustic soda, hydrochloric acid, solvents, absorbents, catalysts, fuel additives, water soluble polymers, gas treating amines and other products.

•	Personal Care. We are a full-line distributor in the personal care industry providing a wide variety of specialty and basic chemicals used in skin care products, shampoos, conditioners, styling, hair color, body washes, sun care, color cosmetics, and pet care products. The chemicals that we distribute include surfactants, emollients, emulsifiers, rheology modifiers, active ingredients, color, preservatives and processing aids. Our dedicated team of industry experts and technical marketers work with our customers to formulate traditional and cutting-edge personal care products.

•	Pharmaceutical Ingredients and Products. We are uniquely positioned in the pharmaceutical ingredients industry, both small and large molecule, due to the combination of our product portfolio, logistics footprint and customized solutions to meet the needs of a highly regulated industry. We represent some of the world’s leading excipient, process, solvent and active pharmaceutical ingredient producers, as well as producers of chemicals used to support water treatment, filtering and purification systems, thus offering our customers a broad product offering in the pharmaceutical industry. We sell active ingredients such as aspirin, ascorbic acid, caffeine and ibuprofen, and excipients that include phosphates, polyethylene glycols, polysorbates, methylcellulose, stearyl alcohol and stearates. We also make and sell certain finished pharmaceutical products.

•	Upstream oil and gas. We service the upstream oil and gas production market, especially the US shale hydraulic fracturing sector, by providing a variety of bulk chemicals to the drill site and also specialty blended products used to fracture rock and stimulate oil and gas production from the well. Outside the US, our service to this market is relatively small but includes Mexico, the North Sea in Europe and parts of Africa. During 2015, the number of operating hydraulic fracturing rigs in the US dropped significantly with the fall in oil prices, as has the size of this end market for us.

In some geographic regions we target other markets in addition to the end-user markets described above. Our water treatment products and services are utilized by customers in many of our end markets, and we believe that this will continue to be a growth area for our business.

Services

In addition to selling and distributing chemicals, we use our transportation and warehousing infrastructure and broad knowledge of chemicals and hazardous materials handling to provide important distribution and value-added services for producers and our customers. This intermediary role is increasingly important, in particular due to the recent trend of increased outsourcing of distribution by chemical producers to satisfy their need for supply chain efficiency. These services include:

Distribution Services

•	Inventory management. We manage our inventory in order to meet customer demands on short notice whenever possible. Our key role in the supply chain to chemical producers also enables us to obtain access to chemicals in times of short supply, when smaller chemical distributors may not able to obtain or maintain stock. Further, our global distribution network permits us to stock products locally to enhance “just-in-time” delivery, providing outsourced inventory management to our customers in a variety of end markets.

•	Product knowledge and technical expertise. We partner with our customers in their production processes. For example, we employ a team of food technologists and chemicals and petroleum engineers who have the technical expertise to assist in the formulation of chemicals to meet specific customer performance requirements as well as provide customers with after-market support and consultation.

•	Mixing, blending and repackaging. We provide our customers with a full suite of blending and repackaging services. Additionally, we can fulfill small orders through our repackaging services, enabling customers to maintain smaller inventories.

Value-Added Services

•	MiniBulk and Remote Monitoring. MiniBulk is a complete storage and delivery system that improves plant safety and productivity. MiniBulk is a safe and efficient handling and use system for customers receiving less than full truckload quantities of chemicals. Our trained specialists deliver products that minimize employee exposure to hazardous chemicals. In addition drum storage and disposal are eliminated and access to products is improved. Similarly, our remote telemetry systems permit around-the-clock access to inventory information. The result is better inventory management, elimination of manual measurement and better assurance of timely/automatic replenishment.

•	Specialized Blending. Leveraging our technical expertise, we are able to utilize our blending and mixing capabilities to create specialty chemical formulations to meet specific customer performance demands for agriculture and oil and gas products through our Future Transfer and MagnablendSM blending services.

•	ChemCare. Our ChemCare waste management service collects both hazardous and non-hazardous waste products at customer locations in the United States and Canada, and then works with select partners in the waste disposal business to safely transport these materials to licensed third party treatment, storage and disposal facilities. ChemCare reviews each waste profile, recommends disposal alternatives to the customer and offers transportation of the waste to the appropriate waste disposal company. Hazardous and non-hazardous waste management technologies provided from our approved treatment storage and disposal facility partners include recycling, incineration, fuels blending, lab packing, landfill, deep well injection and waste-to-energy. ChemCare also assists in the preparation of manifests, labels and reporting requirements and provides on-site project management for tank cleaning projects and site cleanups.

•	ChemPoint.com. ChemPoint.com is our unique distribution platform that facilitates the marketing and sales of specialty and fine chemicals. ChemPoint.com operates principally in North America and EMEA. Our ChemPoint.com platform is primarily focused on connecting producers to customers who require a technical sales approach on relatively small volumes of high-value and highly-specialized chemicals. Through this platform, we also offer MarketConnect, our leading-edge, Web-based opportunity management system, which provides producers with market transparency to customers and allows them to review and participate in a high-value sales process.

Producers

We source chemicals from many of the premier global chemical manufacturers. Among our largest producers worldwide are the world’s largest general chemical and petrochemical producers, with many of the relationships with these producers having been in place for decades. We have both exclusive and nonexclusive arrangements with producers, depending on the type of chemicals involved. We typically maintain relationships with multiple producers of commodity chemicals to protect against disruption in supply and distribution logistics as well as to maintain pricing discipline in our supply. Specialty chemicals, which often require more in-depth technical application knowledge, tend to be sourced on an exclusive basis. Maintaining strong relationships with producers is important to our overall success. Our scale, geographic reach, diversified distribution channels and industry expertise enable us to develop strong, long-term relationships with producers, allowing us to integrate our service and logistics capabilities into their business processes, promoting collaboration on supply chain optimization, marketing and other revenue enhancement strategies. The producers we work with also benefit from the insight we provide into customer buying patterns and trends. Chemical producers have been using fewer independent distributors in an effort to develop more efficient marketing channels and to reduce their overall costs. More and more, chemical producers are depending on the sales forces and infrastructure of large chemical distributors to efficiently market, warehouse and deliver their chemicals to end users.

Our base of more than 8,000 chemical producers is highly diversified, with The Dow Chemical Company representing approximately 13% of our 2015 chemicals expenditures, and no other chemical producer accounting for more than 10% of the total. Our 10 largest producers accounted for approximately 36% of our total chemical purchases in 2015.

We typically purchase our chemicals through purchase orders rather than long-term contracts, although we have exclusive supply arrangements for certain specialty chemicals. We normally enter into framework supply contracts with key producers. These framework agreements generally operate on an annual basis either with pricing items fixed to an index or without fixed pricing terms, although they often include financial incentives if we meet or exceed specified purchase volumes. We also have a limited number of longer term agreements with certain producers of commodity chemicals. For all of these chemicals, once we purchase the products, we ship them either directly to a customer or, more commonly, to one of our distribution centers.

Our ability to earn volume-based incentives from producers is an important factor in achieving our financial results. We receive these volume-based incentives in the form of rebates that are payable only when our sales equal or exceed the relevant target. In order to record these incentives throughout the year, we estimate the amount of incentives we expect to receive in order to properly record our cost of sales during the period. Because our right to receive these incentives will depend on our purchases for the entire year, our accounting estimates depend on our ability to forecast our annual purchases accurately which ultimately will vary depending on our customers’ demand and consumption patterns which may be independent of our performance as a distributor.

Sales and Marketing

We organize our business regionally, mirroring our supply chain and logistics networks. We also further focus our salesforce towards four primary industry groups: Specialty Chemicals and Services; Basic Chemicals; Agricultural Sciences; and Oil, Gas and Mining. We train our sales personnel so that they develop expertise in the industries that they serve, such as coatings and adhesives, chemical manufacturing, food ingredients, cleaning and sanitization, pharmaceutical ingredients, personal care, oil and gas, and mining. Our salesforce leverages our strong supplier relationships to provide superior product insight and expertise to deliver critical-use specialty, organic, and inorganic chemicals to customers. In North America, we also have a salesforce that focuses on the Agricultural Sector. As part of our EMEA restructuring, we realigned our salesforce around a three-pronged approach to the market based on differing customer needs in bulk chemical distribution, local chemical distribution, and pan-European distribution to select focused industries, including food, coatings and adhesives, and personal care as part of our focus on higher-growth end markets. We believe that arranging our business into geographical segments that mirror our supply chain and logistics networks and our sales infrastructure into industry groups that share our supply chain assets and capabilities enables us to focus on key end markets and service offerings and to align our industry expertise with our customers’ industry specific needs.

We believe that our industry-focused model differentiates us in the market and provides superior technical support and innovation to meet customer needs, which increases our effectiveness as a sales channel for producers. We believe this industry-focused model enables us to provide application support for our customers and encourages customers to consolidate chemical purchasing with us, creating additional sales for us and producers. To fully penetrate various markets and industries, we also use outside sales representatives, telesales representatives and technically trained telemarketing personnel. In addition to pursuing producer diversification and volume-based pricing, we exercise discipline in pricing to customers in order to improve margins. We centrally establish and manage pricing guidelines for select products. Our product managers establish a price based on prices posted by chemical producers plus freight, storage and handling charges. Our field management and sales teams price our products based on order volume and local competitive conditions utilize proprietary tools to price the products. They are required to obtain authorization from the product manager to quote a price below the posted threshold.

Our industry-focused marketing groups are responsible for product management, account management, program marketing product portfolio management and corporate communication with an industry focus to provide superior value-added services. Our industry product management groups work to analyze and identify product and technology trends in the marketplace and develop programs to promote enhanced sales. We have established an international marketing group to focus on the European market and to enter into corporate contracts on behalf of local operating companies. We believe that our European presence and broad product portfolio position us better than our local competitors to meet the requirements of the European corporate market.

As of December 31, 2015, we had approximately 2,900 sales and marketing professionals, representing approximately 31% of our total workforce. Our sales and marketing professionals as of that date were located in the following regions: 1,400 in USA, 300 in Canada, 900 in EMEA and 300 in Rest of World.

Distribution Channels

We continue to refine our distribution business model to provide producers and our customers with the highest level of service, reliability and timeliness of deliveries while offering cost competitive products. We have multiple channels to market, including warehouse delivery, and direct-to-consumer delivery. Additionally, through ChemPoint.com, we offer a unique distribution platform for specialty and fine chemicals primarily on an exclusive basis. The principal determinants of the way a customer is serviced include the size, scale and level of customization of a particular order, the nature of the product and the customer, and the location of the product inventories. For the year ended December 31, 2015, warehouse distribution accounted for approximately 81% of our net sales while direct distribution accounted for approximately 17% of our net sales, with the remaining approximate 2% of net sales derived primarily from our waste management services.

Warehouse Distribution

Our warehouse distribution business is the core of our operations. In our warehouse business, we purchase chemicals in truck load or larger quantities from chemical producers based on contracted demands of our customers or our estimates of anticipated customer purchases. Once received, chemicals are stored in one or more of our over 850 distribution facilities, depending on customer location, for sale and distribution in smaller, less-than-truckload quantities to our customers. Our warehouses have various facilities for services such as repackaging, blending and mixing to create specialized chemical solutions needed by our customers in ready-to-use formulations.

Our warehouse business connects large chemical producers with smaller volume customers whose consumption patterns tend to make them uneconomical to be served directly by producers. Thus, the core customer for our warehouse business model is a small or medium volume consumer of commodity and specialty chemicals. Since chemicals comprise only a fraction of the input costs for many of our customers’ products, our warehouse customers typically value quality, reliability of supply and ease of service. Our breadth of chemical product offerings also allows us to provide customers with complete management solutions for their chemical needs as they are able to obtain small volumes of many different products from us more efficiently and economically than if they dealt directly with multiple chemical producers. Our network of warehouses allows us to service most customers from multiple locations and also enables us to move products efficiently and economically throughout our own warehouse system to service customers on a real-time basis. Further, by leveraging our geographic footprint and state-of-the-art logistics platform, we are able to combine multiple customer orders along the same distribution routes to reduce delivery costs and facilitate customer inventory management. For example, we combine multiple less-than-truckload deliveries for different customers along the same route to better utilize our delivery assets while at the same time minimizing our customers’ inventories.

With the leading market position in North America, our operations are capable of serving customers throughout the United States, including Hawaii and Alaska, and all major provinces and major manufacturing centers within Canada including remote areas such as the oil sands regions of Northern Canada. Our close proximity to major transportation arteries allows us to service customers in the most remote locations throughout the United States, particularly those markets that chemical producers are not able to serve profitably. In the USA, we rely mainly on our own fleet of distribution vehicles, while we primarily use third parties for the transportation of chemicals in EMEA and Rest of World.

Direct Distribution

Our direct distribution business provides point-to-point logistics for full truckloads or larger quantities of chemicals between producers and customers. In direct distribution, we sell and service large quantity purchases that are shipped directly from producers through our logistics infrastructure, which provides customers with sourcing and logistics support services for inventory management and delivery, in many cases far more economically than the producer might provide. We believe that producers view us not as competitors, but as providers of a valuable service, brokering these large orders through the utilization of our broad distribution network. We typically do not maintain inventory for direct distribution, but rather use our existing producer relationships and marketing expertise, ordering and logistics infrastructure to serve this demand, resulting in limited working capital investment for these sales. Our direct distribution service is valuable to major chemical producers as it allows them to deliver larger orders to customers utilizing our existing ordering, delivery and payment systems. This distribution channel primarily distributes bulk commodity chemicals utilizing our own delivery vehicles in North America and third party carriers in Europe.

Insurance

We have insurance coverage at levels which we consider adequate for our worldwide facilities and activities. Our insurance policies cover the following categories of risk: property damage; business interruption; product and general liability; environmental liability; directors’ and officers’ liability; crime; workers’ compensation; auto liability; railroad protective liability; excess liability; excess California earthquake; marine liability; marine cargo/stock throughput; aviation products liability; business travel accident; pension trustees liability; and employment practices liability.

Competition

The chemical production, distribution and sales markets are highly competitive. Most of the products that we distribute are made to industry standard specifications and are either produced by, or available from, multiple sources or the producers with which we work may also sell their products through a direct sales force or through multiple chemical distributors.

Chemical distribution itself is a fragmented market in which only a small number of competitors have substantial international operations. Our principal large international competitor is Brenntag, with a particularly strong position in Europe.

Many other chemical distributors operate on a regional, national or local basis and may have a strong relationship with local producers and customers that may give them a competitive advantage in their local market. Some of our competitors are either local or regional distributors with a broad product portfolio, while others are niche players which focus on a specific end market, either industry or product-based.

Chemical producers may also choose to limit their use of third party distributors, particularly with respect to higher margin products, or to partner with other chemical producers for distribution, each of which could increase competition.

We compete primarily on the basis of price, diversification and flexibility in product offerings and supply availability, market insight and the ability to provide value-added services.

North America

The independent chemical distribution market in North America is fragmented. Our principal competitors in North America include Brenntag, Helm America, Hydrite Chemical, Prinova and Nexeo Solutions. We also compete with a number of smaller companies in certain niche markets.

EMEA

The independent chemical distribution market in Europe historically has been highly fragmented. Consolidation among chemical distributors has increased, mirroring developments within the chemical sector as a whole.

Brenntag is our leading competitor in Europe due to its strong market position in Germany, which is the largest European chemical distribution market. Other regional competitors in Europe include Azelis, Helm and IMCD. We believe that we are the leading chemical distributor in the United Kingdom and Ireland.

Rest of World

In Rest of World, the markets for chemical distribution are much more fragmented and credible competitive information for smaller companies is not available. Our relative competitive position in the Rest of World markets is smaller than in North America or EMEA.

Regulatory Matters

Our business is subject to a wide range of regulatory requirements in the jurisdictions in which we operate. Among other things, these laws and regulations relate to environmental protection, economic sanctions, product regulation, anti-terrorism concerns, management, storage, transport and disposal of hazardous chemicals and other dangerous goods, and occupational health and safety issues. Changes in and introductions of regulations have in the past caused us to devote significant management and capital resources to compliance programs and measures. New laws, regulations, or changing interpretations of existing laws or regulations, or a failure to comply with current laws, regulations or interpretations, may have a material adverse effect on our business, financial condition and results of operations. The following summary illustrates some of the significant regulatory and legal requirements applicable to our business.

Environmental, Health and Safety Matters

We operate in a number of jurisdictions and are subject to various foreign, federal, state and local laws and regulations related to the protection of the environment, human health and safety, including laws regulating discharges of hazardous substances into the soil, air and water, blending, managing, handling, storing, selling, transporting and disposing of hazardous substances, investigation and remediation of contaminated properties and protecting the safety of our employees and others. Some of our operations are required to hold environmental permits and licenses. The cost of complying with these environmental, health and safety laws, permits and licenses has, in some instances, been substantial.

Some of our historic operations, including those of companies we acquired, have resulted in contamination at a number of currently and formerly owned or operated sites. We are required to investigate and remediate at many of such sites. Contamination at these sites generally resulted from releases of chemicals and other hazardous substances. We have spent substantial sums on such investigation and remediation and expect to continue to incur such expenditures, or discover additional sites in need of investigation and remediation, until such investigation and remediation is deemed complete. Information on our environmental reserves is included in “Note 18: Commitments and contingencies” to our consolidated financial statements for the year ended December 31, 2015 which are included in Item 8 of this Annual Report on Form 10K.

CERCLA. The U.S. Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, also known as Superfund, as well as similar laws in other jurisdictions, governs the remediation of contaminated sites and establishes liability for the release of hazardous substances at such sites. A party that transported waste, or arranged for the shipment of waste, to a waste disposal facility or other third party site that requires remediation can be liable for the cost of cleanup regardless of fault, the lawfulness of the disposal or the actions of other parties. Under CERCLA, the EPA or a delegated state agency can oversee or require remediation of such sites and seek cost recovery from any party whose wastes were disposed at, or who otherwise contributed to the contamination of, such sites. We are party to consent agreements with the EPA and state regulatory authorities with respect to environmental remediation at a number of such sites. We may be identified as a Potentially Responsible Party at additional third party sites or waste disposal facilities.

RCRA. The EPA regulates the generation, transport, treatment, storage and disposal of hazardous waste under the U.S. Resource Conservation and Recovery Act, or RCRA. RCRA also sets forth a framework for managing non-hazardous waste. Most owners and operators of hazardous waste treatment, storage and disposal facilities must obtain a RCRA permit. RCRA also mandates certain operating, recordkeeping and reporting obligations for owners and operators of hazardous waste facilities. Our facilities generate various hazardous and non-hazardous wastes and we are a hazardous waste transporter and temporary storage facility. As a result of such activities, we are required to comply with RCRA requirements, including the maintenance of financial resources and security to address forced closures or accidental releases.

Clean Air Act. The U.S. Clean Air Act and similar laws in other jurisdictions establish a variety of air pollution control measures, including limits for a number of airborne pollutants. These laws also establish controls for emissions from automobiles and trucks, regulate hazardous air pollutants emitted from industrial sources and address the production of substances that deplete stratospheric ozone. Under the Clean Air Act, we are required to obtain permits for, and report on emissions of, certain air pollutants, or qualify for and maintain records substantiating that we qualify for an exemption. Owners and operators of facilities that handle certain quantities of flammable and toxic substances must implement and regularly update detailed risk management plans filed with and approved by the EPA. Failure to comply with the Clean Air Act may subject us to fines, penalties and other governmental and private actions.

Clean Water Act. Many of the jurisdictions in which we operate regulate water quality and contamination of water. In the United States, the EPA regulates discharges of pollutants into U.S. waters, sets wastewater standards for industry and establishes water quality standards for surface waters, such as streams, rivers and lakes, under the U.S. Clean Water Act. The discharge of any regulated pollutant from point sources (such as pipes and manmade ditches) into navigable waters requires a permit from the EPA or a delegated state agency. Several of our facilities have obtained permits for discharges of treated process wastewater directly to surface waters. In addition, several of our facilities discharge to municipal wastewater treatment facilities and therefore are required to obtain pretreatment discharge permits from local agencies. A number of our facilities also have storm water discharge permits.

Oil Pollution Prevention Regulations. The Oil Pollution Prevention regulations promulgated by the EPA under the authority of the Clean Water Act require that facilities storing oil in excess of threshold quantities or which have the ability to reach navigable water have a spill prevention, control and countermeasure, or SPCC, plan. Many of our facilities have SPCC plans or similar oil storage plans required in non-U.S. jurisdictions.

Storage Requirements. Our warehouse facilities are required to comply with applicable permits and zoning requirements from local regulatory authorities and pursuant to leases. These requirements, which differ based on type of facility and location, define structural specifications and establish limits on building usage. Regulators typically have the authority to address non-compliance with storage requirements through fines, penalties and other administrative sanctions.

EPCRA. The U.S. Emergency Planning and Community Right-To-Know Act, or EPCRA, establishes reporting rules for facilities that store or manage chemicals and requires such facilities to maintain certain safety data. EPCRA is intended to facilitate state and local planning for chemical emergencies. EPCRA requires state and local emergency planning and emergency response authorities to be informed of the presence of specified quantities of “extremely hazardous substances” at a facility and the release of listed hazardous substances above threshold quantities. Facilities that store or use significant amounts of toxic chemicals must also submit annual toxic chemical release reports containing information about the types and amounts of toxic chemicals that are released into the air, water and soil, as well as information on the quantities of toxic chemicals sent to other facilities. We store and handle a number of chemicals subject to EPCRA reporting and recordkeeping requirements.

TSCA. The U.S. Toxic Substances Control Act, or TSCA, and similar laws in other jurisdictions, are intended to ensure that chemicals do not pose unreasonable risks to human health or the environment. TSCA requires the EPA to maintain the TSCA registry listing chemicals manufactured or processed in the United States. Chemicals not listed on the TSCA registry cannot be imported into or sold in the United States until registered with the EPA. TSCA also sets forth specific reporting, recordkeeping and testing rules for chemicals, including requirements for the import and export of certain chemicals, as well as other restrictions relevant to our business. Pursuant to TSCA, the EPA from time to time issues Significant New Use Rules, or SNURs, when it identifies new uses of chemicals that could pose risks to human health or the environment and also requires pre-manufacture notification of new chemical substances that do not appear on the TSCA registry. When we import chemicals into the United States, we must ensure that chemicals appear on the TSCA registry prior to import, participate in the SNUR process when a chemical we import requires testing data and report to the EPA information relating to quantities, identities and uses of imported chemicals.

FIFRA and Other Pesticide and Biocide Regulations. We have a significant operation in the distribution and sale of pesticides and biocides. These products are regulated in many jurisdictions. In the United States, the Federal Insecticide, Fungicide, and Rodenticide Act, or FIFRA, authorizes the EPA to oversee and regulate the manufacture, distribution, sale and use of pesticides and biocides. We are required to register with the EPA and certain state regulatory authorities as a seller and repackager of pesticides and biocides. The EPA may cancel registration of any pesticide or biocide that does not comply with FIFRA, effectively prohibiting the manufacture, sale, distribution or use of such product in the United States.

The EPA has established procedures and standards for the design of pesticide and biocide containers, as well as the removal of pesticides and biocides from such containers prior to disposal. Applicable regulations also prescribe specific labeling requirements and establish standards to prevent leaks and spills of pesticides and biocides from containment structures at bulk storage sites and dispensing operations. These standards apply to dealers who repackage pesticides, commercial applicators and custom blenders.

REACH. In Europe, our business is affected by legislation dealing with the Registration, Evaluation, Authorization and Restriction of Chemicals, or REACH. REACH requires manufacturers and importers of chemical substances to register such substances with the European Chemicals Agency, or the ECHA, and enables European and national authorities to track such substances. Depending on the amount of chemical substances to be manufactured or imported, and the specific risks of each substance, REACH requires different sets of data to be included in the registration submitted to the ECHA. Registration of substances with the ECHA imposes significant recordkeeping requirements that can result in significant financial obligations for chemical distributors, such as us, to import products into Europe. REACH is accompanied by legislation regulating the classification, labeling and packaging of chemical substances and mixtures.

GHG Emissions. In the U.S., various legislative and regulatory measures to address greenhouse gas, or GHG, emissions are in various phases of discussion or implementation. At the federal legislative level, Congress has previously considered legislation requiring a mandatory reduction of GHG emissions. Although Congressional passage of such legislation does not appear likely at this time, it could be adopted at a future date.

It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency. In the absence of congressional legislation curbing GHG emissions, the EPA is moving ahead administratively under its Clean Air Act authority.

The implementation of additional EPA regulations and/or the passage of federal or state climate change legislation will likely result in increased costs to operate and maintain our facilities. Increased costs associated with compliance with any future legislation or regulation of GHG emissions, if it occurs, may have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

Internationally, many of the countries in which we do business (but not the U.S.) have ratified the Kyoto Protocol to the United Nations Framework Convention on Climate Change, or the Kyoto Protocol, and we have been subject to its requirements, particularly in the European Union. Many nations entered into the Copenhagen Accord, which may result in a new international climate change treaty in the future. If so, we may become subject to different and more restrictive regulation on climate change to the extent the countries in which we do business implement such a new treaty.

OSHA. We are subject to workplace safety laws in many jurisdictions, including the United States. The U.S. Occupational Safety and Health Act, or OSHA, which addresses safety and health in workplace environments and establishes maximum workplace chemical exposure levels for indoor air quality. Chemical manufacturers and importers must employ a hazard communication program utilizing labels and other forms of warnings, as well as Material Safety Data Sheets, setting forth safety and hazardous materials information to employees and customers. Employers must provide training to ensure that relevant employees are equipped to properly handle chemicals.

We train employees and visitors who have access to chemical handling areas. OSHA requires the use of personal protective equipment when other controls are not feasible or effective in reducing the risk of exposure to serious workplace injuries or illnesses resulting from contact with hazardous substances or other workplace hazards. Employers must conduct workplace assessments to determine what hazards require personal protective equipment, and must provide appropriate equipment to workers.

OSHA operates a process safety management rule, or PSM Rule, that requires employers to compile written process safety information, operating procedures and facility management plans, conduct hazard analyses, develop written action plans for employee participation in safety management and certify every three years that they have evaluated their compliance with process safety requirements. Employees must have access to safety analyses and related information, and employers must maintain and provide process-specific training to relevant employees. We handle several chemicals that are hazardous and listed under the PSM Rule, which imposes extensive obligations on our handling of these chemicals and results in significant costs on our operations.

OSHA’s Hazardous Waste Operations and Emergency Response rules require employers and employees to comply with certain safety standards when conducting operations involving the exposure or potential exposure to hazardous substances and wastes. These standards require hazardous substances preparedness training for employees and generally apply to individuals engaged in cleanup operations, facility operations entailing the treatment, storage and disposal of hazardous wastes, and emergency responses to uncontrolled releases of hazardous substances.

OSHA regulations require employers to develop and maintain an emergency action plan to direct employer and employee actions in the event of a workplace emergency. Under most circumstances, the plan must be maintained in writing, remain accessible at the workplace and be made available to employees for review.

Each of our business units has an obligation to report its Environmental Health and Safety, or EHS, risks and performance to an internal oversight function. EHS risks and performance are tracked through audits, evaluations and reporting. We have implemented an internal integrated risk management audit system through which EHS risks are evaluated and improvement measures proposed. In addition, our sites undergo periodic external audits, including audits by governmental authorities and certification institutions.

Chemical Facility Anti-Terrorism Standards. The U.S. Department of Homeland Security, or DHS, regulates certain high-risk chemical facilities through its Chemical Facility Anti-Terrorism Standards. These standards establish a Chemical Security Assessment Tool comprised of four elements, including facility user registration, top-screen evaluation, security vulnerability assessment and site security planning. The site security plan must address any vulnerabilities identified in the security vulnerability assessment, including access control, personnel credentialing, recordkeeping, employee training, emergency response, testing of security equipment, reporting of security incidents and suspicious activity, and deterring, detecting and delaying potential attacks. DHS must approve all security vulnerability assessments and site security plans. We handle a number of chemicals regulated by DHS.

Other Regulations

We are subject to other foreign, federal, state and local regulations. For example, many of the products we repackage, blend and distribute are subject to Food and Drug Administration regulations governing the handling of chemicals used in food, food processing or pharmaceutical applications. Compliance with these regulations requires testing, additional policies, procedures and documentation and segregation of products. In addition, we are subject to a variety of state and local regulations, including those relating to the fire protection standards, and local licensing and permitting of various aspects of our operations and facilities.

Legal Proceedings

In the ordinary course of our business, we are subject to periodic lawsuits, investigations and claims. Although we cannot predict with certainty the ultimate resolution of pending or future lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party is likely to have a material adverse effect on our business, results of operations, cash flows or financial condition. See “Note 18: Commitments and Contingencies” in Item 8 of this Annual Report on Form 10-K for additional information.

Asbestos Claims

In its 1986 purchase of McKesson Chemical Company from McKesson Corporation, or McKesson, our wholly owned subsidiary, Univar USA Inc., entered into an indemnification agreement with McKesson. Univar USA has an obligation to defend and indemnify McKesson for claims alleging injury from exposure to asbestos-containing products sold by McKesson Chemical Company, or the asbestos claims. Univar USA’s obligation to indemnify McKesson for settlements and judgments arising from asbestos claims is the amount which is in excess of applicable insurance coverage, if any, which may be available under McKesson’s historical insurance coverage. In addition, we are currently defending a small number of claims which name Univar USA as a defendant.

As of December 31, 2015, Univar USA has accepted the tender of, and is defending McKesson in, 11 pending separate-plaintiff claims in multi-plaintiff lawsuits filed in the State of Mississippi. These lawsuits have multiple plaintiffs, include a large number of defendants, and provide no specific information on the plaintiffs’ injuries and do not connect the plaintiffs’ injuries to any specific sources of asbestos. Additionally, the majority of the plaintiffs in these lawsuits have not put forth evidence that they have been seriously injured from exposure to asbestos. No new claims in Mississippi have been received since 2010. At the peak there were approximately 16,000 such claims pending against McKesson. To date, the costs for defending these cases have not been material, and the cases that have been finalized have either been dismissed or resolved with either minimal or no payments. Although we cannot predict the outcome of pending or future claims or lawsuits with certainty, we believe the future defense and liability costs for the Mississippi cases will not be material. Univar USA has not recorded a reserve related to these lawsuits, as it has determined that losses are neither probable nor estimable.

As of December 31, 2015, Univar USA was defending fewer than 185 single-plaintiff asbestos claims against McKesson (or Univar USA as a successor in interest to McKesson Chemical Company) pending in the states of Delaware, Florida, Illinois, Missouri, Ohio, Rhode Island, South Carolina and Texas. These cases differ from the Mississippi multi-plaintiff cases in that they are single-plaintiff cases with the plaintiff alleging substantial specific injuries from exposure to asbestos-containing products. These cases are similar to the Mississippi cases in that numerous defendants are named and that they provide little specific information connecting the plaintiffs’ injuries to any specific source of asbestos. Although we cannot predict the outcome of pending or future claims or lawsuits with certainty, we believe the liabilities for these cases will not be material. In 2015, there were 74 single-plaintiff lawsuits filed against McKesson and 49 cases against McKesson which were resolved. As of December 31, 2015, Univar USA had reserved $50,000 related to pending litigation.

Environmental Remediation

We are subject to various foreign, federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts, or, collectively, environmental remediation work, at approximately 130 locations, some that are now or were previously owned or occupied by us and some that were never owned or occupied by us, or non-owned sites.

Our environmental remediation work at some sites is being conducted pursuant to governmental proceedings or investigations, while we, with appropriate state or federal agency oversight and approval, are conducting the environmental remediation work at other sites voluntarily. We are currently undergoing remediation efforts or are in the process of active review of the need for potential remediation efforts at approximately 103 current or formerly owned or occupied sites. In addition, we may be liable for a share of the clean-up of approximately 27 non-owned sites. These non-owned sites are typically (a) locations of independent waste disposal or recycling operations with alleged or confirmed contaminated soil and/or groundwater to which we may have shipped waste products or drums for re-conditioning, or (b) contaminated non-owned sites near historical sites owned or operated by us or our predecessors from which contamination is alleged to have arisen.

In determining the appropriate level of environmental reserves, we consider several factors such as information obtained from investigatory studies; changes in the scope of remediation; the interpretation, application and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of our involvement at various sites for which we are allegedly associated. The level of annual expenditures for remedial, monitoring and investigatory activities will change in the future as major components of planned remediation activities are completed and the scope, timing and costs of existing activities are changed. Project lives, and therefore cash flows, range from 2 to 30 years, depending on the specific site and type of remediation project.

Although we believe that our reserves are adequate for environmental contingencies, it is possible that additional reserves could be required in the future that could have a material effect on the overall financial position, results of operations, or cash flows in a particular period. This additional loss or range of losses cannot be recorded at this time, as it is not reasonably estimable.

Other Environmental Matters

On December 9, 2014, Univar USA Inc. was issued a violation notice from the Pollution Control Services Department of Harris County, Texas, or PCS. The notice relates to claims that the Company’s facility on Luthe Road in Houston, Texas operated with inadequate air emissions controls and improperly discharged certain waste without authorization. On March 6, 2015, PCS notified Univar USA Inc. that the matter was forwarded to the

Harris County District Attorney’s Office with a request for an enforcement action. No such action has commenced. The Company continues to investigate and evaluate the claims.

In April 2015, the Company’s subsidiary Magnablend Inc. (“Magnablend”) was advised that the United States Environmental Protection Agency (“EPA”) was considering bringing an enforcement action against Magnablend. The matter relates to a January 26, 2015 incident at Magnablend’s Waxahachie, Texas facility at which a 300 gallon plastic container of sodium chlorite burst as a result of a chemical reaction. This matter has now been resolved by Magnablend making a payment of $37,500 to the EPA.

Competition Claims

At the end of May 2013, the Autorité de la concurrence, France’s competition authority, fined us $19.91 million (€15.18 million) for alleged price fixing. The price fixing was alleged to have occurred prior to 2006. We will not appeal the fine which was paid in full as of December 31, 2013.

Customs and International Trade Laws

In April 2012, the U.S. Department of Justice, or the DOJ, issued a civil investigative demand to us in connection with an investigation into our compliance with applicable customs and international trade laws and regulations relating to the importation of saccharin since December 27, 2002. At around the same time, we became aware of an investigation being conducted by U.S. Customs and Border Patrol, or CBP, into our importation of saccharin. On February 26, 2014, a Qui Tam relator who had sued us and two other defendants under seal dismissed its lawsuit. The federal government, through the DOJ, declined to intervene in that lawsuit in November 2013, and as a result, the DOJ’s inquiry related to the Qui Tam lawsuit is now finished. CBP continues its investigation on our importation of saccharin. On July 21, 2014, CBP sent us a “Pre-Penalty Notice” indicating the imposition of a penalty against us in the amount of approximately $84 million. We have responded to CBP that the proposed penalty is not justified and on October 1, 2014, the CBP issued a penalty notice to Univar USA Inc. for $84 million. We have not recorded a liability related to this investigation.

Canadian Assessment

In 2007, the outstanding shares of Univar N.V., at such time the ultimate parent of Univar, were acquired by investment funds advised by CVC. To facilitate the acquisition of Univar N.V. by CVC, a Canadian restructuring was completed. In February 2013, the Canada Revenue Agency (“CRA”) issued a Notice of Assessment for withholding tax of $29.4 million (Canadian). We filed our Notice of Objection to the Assessment in April 2013 and our Notice of Appeal of the Assessment in July 2013. In November 2013, the CRA’s Reply to our Notice of Appeal was filed with the Tax Court of Canada and litigated in June 2015. We have not yet received the Tax Court of Canada’s decision on the matter.

In September 2014, the CRA issued the 2008 and 2009 Notice of Reassessments for federal corporate income tax liabilities of $11.9 million (Canadian) and $11.0 million (Canadian), respectively, and a departure tax liability of $9.0 million (Canadian). We filed our Notice of Objection to the Reassessments in September 2014. In April 2015 we received the 2008 and 2009 Alberta Notice of Reassessments of $6.0 million (Canadian) and $5.8 million (Canadian), respectively. We filed our Notice of Objection to the Alberta Reassessments in June 2015. The Reassessments reflect the additional tax liability and interest relating to those tax years should the CRA be successful in its assertion of the General Anti-Avoidance Rule relating to the Canadian restructuring described above. At December 31, 2015, the total federal and provincial tax liability assessed to date, including interest of $33.4 million (Canadian), is $106.5 million (Canadian). In August 2014, we remitted a required deposit on the February 2013 Notice of Assessment relating to our 2007 tax year by issuing a Letter of Credit in the amount of $44.7 million (Canadian). The Letter of Credit amount reflects the proposed assessment of $29.4 million (Canadian) and accrued interest, and will expire in August 2016.

In February 2015, the CRA notified us that we will be required to remit a cash deposit of approximately $21.5 million (Canadian) in March 2015, representing one-half of the September 2014 Notice of Assessment tax liability relating to tax years 2008 and 2009, plus interest. In March 2015, we requested a judicial review of this additional cash deposit requirement at the Federal Court (Canada). The CRA subsequently advised that its decision was not final and requested that we withdraw our request for judicial review. We subsequently withdrew our request and provided the CRA with our submission to hold the collection of the assessments relating to tax years 2008 and 2009 in abeyance pending the outcome of the Tax Court of Canada’s decision on the General Anti-Avoidance Rule matter.

We have not recorded any liabilities for these matters in our financial statements, as we believe it is more likely than not that our position will be sustained.

Proprietary Rights

We rely primarily on trademarks, copyrights and trade secret laws to establish and maintain our proprietary rights in our intellectual property including technology, creative works and products.

We currently own trademark registrations or pending applications in approximately 67 countries for the Univar name and in approximately 41 countries for the Univar hexagon logo. Each of the issued registrations is current and valid for the maximum available statutory duration and can be renewed prior to expiration of the relevant statutory period. We renew the registrations as they become due for both of these marks. We claim common law rights in the mark “Univar” and other Univar-owned trademarks in those jurisdictions that recognize trademark rights based on use without registration. Additionally, we currently own registrations and pending applications in the United States and various jurisdictions for numerous other trademarks that identify Univar as the source of products and services, including “ChemPoint.com”, “ChemCare”, and “PESTWEB”.

Employees

As of December 31, 2015, we employed more than 9,200 persons on a full time equivalent basis worldwide. Approximately 680 of our employees in the United States are represented by labor unions. As of December 31, 2015, approximately 25% of our labor force was covered by a collective bargaining agreement, including approximately 14% of our labor force in the United States, approximately 18% of our labor force in Canada and approximately 48% of our labor force in Europe, and approximately 3% of our labor force was covered by a collective bargaining agreement that will expire within one year. We have experienced no recent material work stoppages. In addition, in several of our facilities located outside the United States, particularly those in Europe, employees are represented by works councils appointed pursuant to local law consisting of employee representatives who have certain rights to negotiate working terms and to receive notice of significant actions. These arrangements grant certain protections to employees and subject us to employment terms that are similar to collective bargaining agreements. We believe our relationship with our employees continues to be good.

Item 1A.	RISK FACTORS

We are affected by general economic conditions, particularly fluctuations in industrial production and consumption, and an economic downturn could adversely affect our operations and financial results.

We sell chemicals that are used in manufacturing processes and as components of or ingredients in other products and, as a result, our sales are correlated with and affected by fluctuations in the level of industrial production and manufacturing output and general economic activity. Producers of commodity and specialty chemicals, in particular, are likely to reduce their output in periods of significant contraction in industrial and consumer demand, while demand for the products we distribute depends largely on trends in demand in the end markets our customers serve. A majority of our sales are in North America and Europe and our business is therefore susceptible to downturns in those economies as well as, to a lesser extent, the economies in the rest of the world. Our profit margins, as well as overall demand for our products and services, could decline as a result of a large number of factors outside our control, including economic recessions, changes in industrial production processes or consumer preferences, changes in laws and regulations affecting the chemicals industry and the manner in which they are enforced, inflation, fluctuations in interest and currency exchange rates and changes in the fiscal or monetary policies of governments in the regions in which we operate.

General economic conditions and macroeconomic trends, as well as the creditworthiness of our customers, could affect overall demand for chemicals. Any overall decline in the demand for chemicals could significantly reduce our sales and profitability. If the creditworthiness of our customers declines, we would face increased credit risk. In addition, volatility and disruption in financial markets could adversely affect our sales and results of operations by limiting our customers’ ability to obtain financing necessary to maintain or expand their own operations.

A historical feature of past economic weakness has been significant destocking of inventories, including inventories of chemicals used in industrial and manufacturing processes. It is possible that an improvement in our net sales in a particular period may be attributable in part to restocking of inventories by our customers and represent a level of sales or sales growth that will not be sustainable over the longer term. Further economic weakness could lead to insolvencies among our customers or producers, as well as among financial institutions that are counterparties on financial instruments or accounts that we hold. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.

Disruptions in the supply of chemicals we distribute or in the operations of our customers could adversely affect our business.

Our business depends on access to adequate supplies of the chemicals our customers purchase from us. From time to time, we may be unable to procure adequate quantities of certain chemicals because of supply disruptions due to natural disasters (including hurricanes and other extreme weather), industrial accidents, scheduled production outages, producer breaches of contract, high demand leading to difficulties allocating appropriate quantities, port closures and other transportation disruptions and other circumstances beyond our control, or we may be unable to purchase chemicals that we are obligated to deliver to our customers at prices that enable us to earn a profit. In addition, unpredictable events may have a significant impact on the industries in which many of our customers operate, reducing demand for products that we normally distribute in significant volumes. As examples, the Gulf of Mexico oil disaster in 2010 had a major impact on our customers that manufactured and operated offshore drilling equipment and recent impacts on supply sources for hydrochloric acid have impacted our ability to meet all of our customers’ demands for this product. Significant disruptions of supply and in customer industries could have a material adverse effect on our business, financial condition and results of operations.

Significant changes in the business strategies of producers could also disrupt our supply. Large chemical manufacturers may elect to sell certain products (or products in certain regions) directly to customers, instead of relying on distributors such as us. While we do not believe that our results depend materially on access to any individual producer’s products, a reversal of the trend toward more active use of distributors would likely result in increasing margin pressure or products becoming unavailable to us. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.

To the extent we have contracts with producers and our customers, they are generally short term or terminable upon short notice or at will, and termination of our relationships with producers and customers could negatively affect our business.

Our purchases and sales of chemicals are typically made pursuant to purchase orders rather than long-term contracts. While some of our relationships for the distribution and sale of specialty chemicals have exclusivity or preference provisions, we may be unable to enforce these provisions effectively for legal or business reasons.

Many of our contracts with both producers and our customers are terminable without cause upon 30 days’ or less notice to us from the producer or customer. Our business relationships and reputation may suffer if we are unable to meet our delivery obligations to our customers which may occur because many producers are not subject to contracts or can terminate contracts on short notice. In addition, renegotiation of purchase or sales terms to our disadvantage could reduce our sales margins. Any of these developments could adversely affect our business, financial condition and results of operations.

The prices and costs of the products we purchase may be subject to large and significant price increases. We might not be able to pass such cost increases through to our customers. We could experience financial losses if our inventories of one or more chemicals exceed our sales and the price of those chemicals decreases significantly while in our inventories or if our inventories fall short of our sales and the purchase price of those chemicals increases significantly.

We purchase and sell a wide variety of chemicals, the price and availability of which may fluctuate, and may be subject to large and significant price increases. Many of our contracts with producers include chemical prices that are not fixed or are tied to an index, which allows our producers to change the prices of the chemicals we purchase as the price of the chemicals fluctuates in the market. Our business is exposed to these fluctuations, as well as to fluctuations in our costs for transportation and distribution due to rising fuel prices or increases in charges from common carriers, rail companies and other third party transportation providers, as well as other factors. Recently, we have faced increases in transportation costs as the availability of trucks and drivers has tightened among the common carriers we use to ship products. Changes in chemical prices affect our net sales and cost of goods sold, as well as our working capital requirements, levels of debt and financing costs. We might not always be able to reflect increases in our chemical costs, transportation costs and other costs in our own pricing. Any inability to pass cost increases onto customers may adversely affect our business, financial condition and results of operations.

In order to meet customer demand, we typically maintain significant inventories and are therefore subject to a number of risks associated with our inventory levels, including the following:

•	declines in the prices of chemicals that are held by us;

•	the need to maintain a significant inventory of chemicals that may be in limited supply and therefore difficult to procure;

•	buying chemicals in bulk for the best pricing and thereby holding excess inventory;

•	responding to the unpredictable demand for chemicals;

•	cancellation of customer orders; and

•	responding to customer requests for quick delivery.

In order to manage our inventories successfully, we must estimate demand from our customers and purchase chemicals that substantially correspond to that demand. If we overestimate demand and purchase too much of a particular chemical, we face a risk that the price of that chemical will fall, leaving us with inventory that we cannot sell profitably. In addition, we may have to write down such inventory if we are unable to sell it for its recorded value. If we underestimate demand and purchase insufficient quantities of a particular chemical and prices of that chemical rise, we could be forced to purchase that chemical at a higher price and forego profitability in order to meet customer demand. Our business, financial condition and results of operations could suffer a material adverse effect if either or both of these situations occur frequently or in large volumes. Shortages in the hydrochloric acid supply sources in recent months demonstrate this risk and as a result we have been unable to meet all of our customers’ demands. We also face the risk of dissatisfied customers and damage to our reputation if we cannot meet customer demand for a particular chemical because we are short on inventories.

We could lose our customers and suffer damage to our reputation if we are unable to meet customer demand for a particular product.

In addition, particularly in cases of pronounced cyclicality in our end markets, it can be difficult to anticipate our customers’ requirements for particular chemicals, and we could be asked to deliver larger-than-expected quantities of a particular chemical on short notice. If for any reason we experience widespread, systemic difficulties in filling customer orders, our customers may be dissatisfied and discontinue their relationship with us or we may be required to pay a higher price in order to obtain the needed chemical on short notice, thereby adversely affecting our margins.

Trends in oil, gas and mineral prices could adversely affect the level of exploration, development and production activity of certain of our customers and in turn the demand for our products and services.

Demand for our oil, gas and mining products and services is sensitive to the level of exploration, drilling, development and production activity of, and the corresponding capital spending by, oil, gas and mining companies and oilfield service providers. The level of exploration, drilling, development and production activity is directly affected by trends in oil, gas and mineral prices, which historically have been volatile and are likely to continue to be volatile. Many factors may affect these prices, including global market conditions, political conditions and weather. The unpredictability of these factors prevents any reasonable forecast on the movements of such prices.

Recently, there has been a significant decline in the prices of oil and gas. This, or any other reduction in oil and gas prices, could depress the immediate levels of exploration, drilling, development and production activity by certain of our customers. Even the perception of longer-term lower oil and gas prices by certain of our customers could similarly reduce or delay major expenditures by these customers given the long-term nature of many large-scale development projects. If any of these events were to occur, it could have an adverse effect on our business, results of operations and financial condition.

Our balance sheet includes significant goodwill and intangible assets, the impairment of which could affect our future operating results.

We carry significant goodwill and intangible assets on our balance sheet. As of December 31, 2015, our goodwill and intangible assets totaled approximately $1.7 billion and $0.5 billion, respectively, including approximately $1.2 billion in goodwill resulting from our 2007 acquisition by investment funds advised by CVC. We may also recognize additional goodwill and intangible assets in connection with future business acquisitions. Goodwill is not amortized for book purposes and is tested for impairment using a fair value based approach annually, or between annual tests if an event occurs or circumstances change that indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. The identification and measurement of impairment involves the estimation of the fair value of reporting units, which requires judgment and involves the use of significant estimates and assumptions by management. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment and incorporate management assumptions about expected future cash flows and contemplate other valuation techniques. Our estimates of future cash flows may differ from actual cash flows that are subsequently realized due to many factors, including future worldwide economic conditions and the expected benefits of our initiatives, among other things. Intangible assets are amortized for book purposes over their respective useful lives and are tested for impairment if any event occurs or circumstances change that indicates that carrying value may not be recoverable. Although we currently do not expect that our goodwill and intangible assets will be further impaired, we cannot guarantee that a material impairment will not occur, particularly in the event of a substantial deterioration in our future prospects either in total or in a particular reporting unit. See “Note 12: Goodwill and intangible assets” in Item 8 of this Annual Report on Form 10-K for a discussion of our 2015 impairment review. In the past, we have taken goodwill impairment charges, including impairment charges of $169.4 million and $75.0 million, respectively, for our EMEA segment in 2011 and 2012, and impairment charges of $73.3 million for our Rest of World segment in 2013. If our goodwill and intangible assets become impaired, it could have a material adverse effect on our financial condition and results of operations.

We have in the past and may in the future make acquisitions, ventures and strategic investments, some of which may be significant in size and scope, which have involved in the past and will likely involve in the future numerous risks. We may not be able to address these risks without substantial expense, delay or other operational or financial problems.

We have made and may in the future make acquisitions of, or investments in, businesses or companies (including strategic partnerships with other companies). Acquisitions or investments have involved in the past and will likely involve in the future various risks, such as:

•	integrating the operations and personnel of any acquired business;

•	the potential disruption of our ongoing business, including the diversion of management attention;

•	the possible inability to obtain the desired financial and strategic benefits from the acquisition or investment;

•	customer attrition arising from preferences to maintain redundant sources of supply;

•	supplier attrition arising from overlapping or competitive products;

•	assumption of contingent or unanticipated liabilities or regulatory liabilities;

•	dependence on the retention and performance of existing management and work force of acquired businesses for the future performance of these businesses;

•	regulatory risks associated with acquired businesses (including the risk that we may be required for regulatory reasons to dispose of a portion of our existing or acquired businesses); and

•	the risks inherent in entering geographic or product markets in which we have limited prior experience.

Future acquisitions and investments may need to be financed in part through additional financing from banks, through public offerings or private placements of debt or equity securities or through other arrangements, and could result in substantial cash expenditures. The necessary acquisition financing may not be available to us on acceptable terms if and when required, particularly because our current high leverage may make it difficult or impossible for us to secure additional financing for acquisitions.

To the extent that we make acquisitions that result in our recording significant goodwill or other intangible assets, the requirement to review goodwill and other intangible assets for impairment periodically may result in impairments that could have a material adverse effect on our financial condition and results of operations.

In connection with acquisitions, ventures or divestitures, we may become subject to liabilities.

In connection with any acquisitions or ventures, we may acquire liabilities or defects such as legal claims, including but not limited to third party liability and other tort claims; claims for breach of contract; employment-related claims; environmental liabilities, conditions or damage; permitting, regulatory or other compliance with law issues; hazardous materials or liability for hazardous materials; or tax liabilities. If we acquire any of these liabilities, and they are not adequately covered by insurance or an enforceable indemnity or similar agreement from a creditworthy counterparty, we may be responsible for significant out-of-pocket expenditures. In connection with any divestitures, we may incur liabilities for breaches of representations and warranties or failure to comply with operating covenants under any agreement for a divestiture. In addition, we may indemnify a counterparty in a divestiture for certain liabilities of the subsidiary or operations subject to the divestiture transaction. These liabilities, if they materialize, could have a material adverse effect on our business, financial condition and results of operations.

We generate a significant portion of our net sales internationally and intend to continue to expand our international operations. We face particular challenges in emerging markets. Our results of operations could suffer if we are unable to manage our international operations effectively or as a result of various risks related to our international activities that are beyond our control.

During the year ended December 31, 2015, approximately 40% of our net sales were generated outside of the United States. We intend to continue to expand our penetration in certain foreign markets and to enter new and emerging foreign markets. Expansion of our international business will require significant management attention and resources. The profitability of our international operations will largely depend on our continued success in the following areas:

•	securing key producer relationships to help establish our presence in international markets;

•	hiring and training personnel capable of supporting producers and our customers and managing operations in foreign countries;

•	localizing our business processes to meet the specific needs and preferences of foreign producers and customers, which may differ in certain respects from our experience in North America and Europe;

•	building our reputation and awareness of our services among foreign producers and customers; and

•	implementing new financial, management information and operational systems, procedures and controls to monitor our operations in new markets effectively, without causing undue disruptions to our operations and customer and producer relationships.

In addition, we are subject to risks associated with operating in foreign countries, including:

•	varying and often unclear legal and regulatory requirements that may be subject to inconsistent or disparate enforcement, particularly regarding environmental, health and safety issues and security or other certification requirements, as well as other laws and business practices that favor local competitors, such as exposure to possible expropriation, nationalization, restrictions on investments by foreign companies or other governmental actions;

•	less stable supply sources;

•	competition from existing market participants that may have a longer history in and greater familiarity with the foreign markets where we operate;

•	tariffs, export duties, quotas and other barriers to trade; as well as possible limitations on the conversion of foreign currencies into U.S. dollars or remittance of dividends and other payments by our foreign subsidiaries;

•	divergent labor regulations and cultural expectations regarding employment;

•	different cultural expectations regarding industrialization, international business and business relationships;

•	foreign taxes and related regulations, including foreign taxes that we may not be able to offset against taxes imposed upon us in the United States, and foreign tax and other laws limiting our ability to repatriate earnings to the United States;

•	extended payment terms and challenges in our ability to collect accounts receivable;

•	changes in a specific country’s or region’s political or economic conditions;

•	compliance with anti-bribery laws such as the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and similar anti-bribery laws in other jurisdictions, the violation of which could expose us to severe criminal or civil sanctions;

•	compliance with anti-boycott, privacy, economic sanctions, anti-dumping, antitrust, import and export laws and regulations by our employees or intermediaries acting on our behalf, the violation of which could expose us to significant fines, penalties or other sanctions; and

•	in 2013, we paid a fine of $19.9 million imposed by the Autorité de la concurrence, France’s competition authority, for alleged price fixing prior to 2006.

If we fail to address the challenges and risks associated with international expansion, we may encounter difficulties implementing our strategy, thereby impeding our growth and harming our operating results.

Our operations in the Asia-Pacific region, Latin America and the Middle East and Africa are at an early stage. It may prove difficult to achieve our goals and take advantage of growth and acquisition opportunities in these or in other emerging markets due to a lack of comprehensive market knowledge and network and legal restrictions. Our growth in emerging markets may also be limited by other factors such as significant government influence over local economies, foreign investment restrictions, substantial fluctuations in economic growth, high levels of inflation and volatility in currency values, exchange controls or restrictions on expatriation of earnings, high domestic interest rates, wage and price controls, changes in governmental economic or tax policies, imposition of trade barriers, unexpected changes in regulation and overall political social and economic instability. In addition, the heightened exposure to terrorist attacks or acts of war or civil unrest in certain geographies, if they occur, could result in damage to our facilities, substantial financial losses or injuries to our personnel.

Although we exercise what we believe to be an appropriate level of central control and active supervision of our operations around the world, our local subsidiaries retain significant operational flexibility. There is a risk that our operations around the world will experience problems that could damage our reputation, or that could otherwise have a material adverse effect on our business, financial condition and results of operations.

We may be unable to effectively implement our strategies or achieve our business goals.

The breadth and scope of our business poses several challenges, such as:

•	initiating or maintaining effective communication among and across all of our geographic business segments and industry groups;

•	identifying new products and product lines and integrating them into our distribution network;

•	allocating financial and other resources efficiently across all of our business segments and industry groups;

•	aligning organizational structure with management’s vision and direction;

•	communicating ownership and accounting over business activities and ensuring responsibilities are properly understood throughout the organization;

•	ensuring cultural and organizational changes are executed smoothly and efficiently and ensuring personnel resources are properly allocated to effect these changes; and

•	establishing standardized processes across geographic business segments and industry groups.

As a result of these and other factors such as these, we may be unable to effectively implement our strategies or achieve our business goals. Any failure to effectively implement our strategies may adversely impact our future prospects and our results of operations and financial condition.

Fluctuations in currency exchange rates may adversely affect our results of operations.

We sell products in over 150 countries and we generated approximately 40% of our 2015 net sales outside the United States. The revenues we receive from such foreign sales are often denominated in currencies other than the U.S. dollar. We do not hedge our foreign currency exposure with respect to our investment in and earnings from our foreign businesses. Accordingly, we might suffer considerable losses if there is a significant adverse movement in exchange rates. For example, in 2015 the U.S. dollar appreciated in value compared to both the Canadian dollar and the euro. The results of operations in our Canada and EMEA segments were negatively impacted due to this appreciation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K for additional information.

In addition, we report our consolidated results in U.S. dollars. The results of operations and the financial position of our local operations are generally reported in the relevant local currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to currency translation risk. Consequently, any change in exchange rates between our foreign subsidiaries’ functional currencies and the U.S. dollar will affect our consolidated income statement and balance sheet when the results of those operating companies are translated into U.S. dollars for reporting purposes. Decreases in the value of our foreign subsidiaries’ functional currencies against the U.S. dollar will tend to reduce those operating companies’ contributions in dollar terms to our financial condition and results of operations. In 2015, our most significant currency exposures were to the euro, the Canadian dollar and the British pound sterling versus the U.S. dollar. The exchange rates between these and other foreign currencies and the U.S. dollar may fluctuate substantially and such fluctuations have had a significant effect on our results in recent periods. For additional details on our currency exposure and risk management practices, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K.

The markets in which we operate are highly competitive.

The chemical distribution market is highly competitive. Chemicals can be purchased from a variety of sources, including traders, brokers, wholesalers and other distributors, as well as directly from producers. Many of the products we distribute are made to industry standard specifications, and are essentially fungible with products offered by our competition. The competitive pressure we face is particularly strong in sectors and markets where local competitors have strong positions. Increased competition from distributors of products similar to or competitive with ours could result in price reductions, reduced margins and a loss of market share.

We expect to continue to experience significant and increasing levels of competition in the future. We must also compete with smaller companies that have been able to develop strong local or regional customer bases. In certain countries, some of our competitors are more established, benefit from greater name recognition and have greater resources within those countries than we do.

Consolidation of our competitors in the markets in which we operate could place us at a competitive disadvantage and reduce our profitability.

We operate in an industry which is highly fragmented on a global scale, but in which there has been a trend toward consolidation in recent years. Consolidations of our competitors may jeopardize the strength of our positions in one or more of the markets in which we operate and any advantages we currently enjoy due to the comparative scale of our operations. Losing some of those advantages could adversely affect our business, financial condition and results of operations, as well as our growth potential.

We rely on our computer and data processing systems, and a large-scale malfunction could disrupt our business or create potential liabilities.

Our ability to keep our business operating effectively depends on the functional and efficient operation of our enterprise resource planning, telecommunications systems, inventory tracking, billing and other information systems and related records and information management policies. We rely on these systems to track transactions, billings, payments and inventory, as well as to make a variety of day-to-day business decisions. Our systems are aging and susceptible to malfunctions, lack of support, interruptions (including due to equipment damage, power outages, computer viruses and a range of other hardware, software and network problems) and we may experience such malfunctions, interruptions or security breaches in the future. Our systems may also be older generations of software which are unable to perform as efficiently as, and fail to communicate well with, newer systems. As the development and implementation of our information technology systems continue, we may elect to modify, replace or discontinue certain technology initiatives, which would result in write-downs. For example, in 2013 we discontinued efforts to implement a global enterprise resource planning, or ERP, system. We recorded an impairment charge of $58.0 million in 2013 relating to this decision.

Although our systems are diversified, including multiple server locations and a range of software applications for different regions and functions, a significant or large-scale malfunction, interruption or security breach of our computer or data processing systems could adversely affect our ability to manage and keep our operations running efficiently and damage our reputation if we are unable to track transactions and receive products from producers or deliver products to our customers. A malfunction that results in a wider or sustained disruption to our business could have a material adverse effect on our business, financial condition and results of operations, as well as on the ability of management to align and optimize technology to implement business strategies. A security breach might also lead to potential claims from third parties or employees.

Further, a failure to comply with our records and information management and retention policies could lead to potential claims, liabilities or exposures.

Our business could be negatively affected by security threats, including cybersecurity threats, and other disruptions.

We face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable, threats to the security of our facilities, and threats from terrorist acts. The potential for such security threats subjects our operations to increased risks that could have a material adverse effect on our business. In particular, our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our information, facilities and infrastructure may result in increased capital and operating costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to losses of sensitive information, critical infrastructure or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations or cash flows. Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data (either directly or through our vendors), and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. In addition, if any information about our customers and producers retained by us were the subject of a successful cybersecurity attack against us, we could be subject to litigation or other claims by the affected customers and producers. These events could damage our reputation and lead to financial losses from expenses related to remediation actions, loss of business or potential liability.

We depend on transportation assets, some of which we do not own, in order to deliver products to our customers.

Although we maintain a significant portfolio of owned and leased transportation assets, including trucks, trailers, railcars and barges, we also rely on transportation and warehousing provided by third parties (including common carriers and rail companies) to deliver products to our customers, particularly outside the U.S. and Canada. Our access to third party transportation is not guaranteed, and we may be unable to transport chemicals at economically attractive rates in certain circumstances, particularly in cases of adverse market conditions or disruptions to transportation infrastructure. We are also subject to increased costs that we may not always be able to recover from our customers, including rising fuel prices, as well as increases in the charges imposed by common carriers, leasing companies and other third parties involved in transportation. In particular, our

U.S. operations rely to a significant extent on rail shipments, and we are therefore required to pay rail companies’ network access fees, which have increased significantly in recent years, while bulk shipping rates have also recently been highly volatile. We have recently incurred such increased costs as the availability of trucks and drivers has tightened among the common carriers we use to transport our products. We are also subject to the risks normally associated with product delivery, including inclement weather, disruptions in the transportation infrastructure, disruptions in our lease arrangements and the availability of fuel, as well as liabilities arising from accidents to the extent we are not adequately covered by insurance or misdelivery of products. Our business activities in the Gulf of Mexico, for example, have been impacted in recent years by hurricanes. Our failure to deliver products in a timely and accurate manner could harm our reputation and brand, which could adversely affect our business, financial condition and results of operations.

Our business exposes us to significant risks associated with hazardous materials and related activities, not all of which are covered by insurance.

Because we are engaged in the blending, managing, handling, storing, selling, transporting and disposing of chemicals, chemical waste products and other hazardous materials, product liability, health impacts, fire damage, safety and environmental risks are significant concerns for us. We maintain substantial reserves, as described below in “—We are subject to extensive general and product-specific environmental, health and safety laws and regulations. Compliance with and changes to these environmental, health and safety laws, including laws relating to the investigation and remediation of contamination, could have a material adverse effect on our business, financial condition and results of operations,” relating to remediation activities at our owned sites and third party sites which are subject to federal and state clean-up requirements. We are also subject in the United States to federal legislation enforced by OSHA as well as to state safety and health laws. We are also exposed to present and future chemical exposure claims by employees, contractors on our premises, other persons located nearby, as well as related workers’ compensation claims. We carry insurance to protect us against many accident-related risks involved in the conduct of our business and we maintain environmental damage and pollution insurance coverage in accordance with our assessment of the risks involved, the ability to bear those risks and the cost and availability of insurance. Each of these insurance policies is subject to exclusions, deductibles and coverage limits we believe are generally in accordance with industry standards and practices. We do not insure against all risks and may not be able to insure adequately against certain risks (whether relating to our or a third party’s activities or other matters) and may not have insurance coverage that will pay any particular claim. We also may be unable to obtain at commercially reasonable rates in the future adequate insurance coverage for the risks we currently insure against, and certain risks are or could become completely uninsurable or eligible for coverage only to a reduced extent. In particular, more stringent environmental, health or safety regulations may increase our costs for, or impact the availability of, insurance against accident-related risks and the risks of environmental damage or pollution. Our business, financial condition and results of operations could be materially impaired by accidents and other environmental risks that substantially reduce our revenues, increase our costs or subject us to other liabilities in excess of available insurance.

Accidents, safety failures, environmental damage, product quality issues, major or systemic delivery failures involving our distribution network or the products we carry, or adverse health effects or other harm related to hazardous materials we blend, manage, handle, store, sell, transport or dispose of could damage our reputation and result in substantial damages or remedial obligations.

Our business depends to a significant extent on our customers’ and producers’ trust in our reputation for reliability, quality, safety and environmental responsibility. Actual or alleged instances of safety deficiencies, mistaken or incorrect deliveries, inferior product quality, exposure to hazardous materials resulting in illness, injury or other harm to persons, property or natural resources, or of damage caused by us or our products, could damage our reputation and lead to customers and producers curtailing the volume of business they do with us. Also, there may be safety, personal injury or other environmental risks related to our products which are not known today. Any of these events, outcomes or allegations could also subject us to substantial legal claims, and we could incur substantial expenses, including legal fees and other costs, in defending such legal claims which could materially impact our financial position and results of operations.

Actual or alleged accidents or other incidents at our facilities or that otherwise involve our personnel or operations could also subject us to claims for damages by third parties. Because many of the chemicals that we handle are dangerous, we are subject to the ongoing risk of hazards, including leaks, spills, releases, explosions and fires, which may cause property damage, illness, physical injury or death. We sell products used in hydraulic fracturing, a process that involves injecting water, sand and chemicals into subsurface rock formations to release and capture oil and natural gas. The use of such hydraulic fracturing fluids by our customers may result in releases that could impact the environment and third parties. Several of our distribution facilities, including our Los Angeles facility, one of our largest, are located near high-density population centers. If any such events occur, whether through our own fault, through preexisting conditions at our facilities, through the fault of a third party or through a natural disaster, terrorist incident or other event outside our control, our reputation could be damaged significantly. We could also become responsible, as a result of environmental or other laws or by court order, for substantial monetary damages or expensive investigative or remedial obligations related to such events, including but not limited to those resulting from third party lawsuits or environmental investigation and clean-up obligations on and off-site. The amount of any costs, including fines, damages and/or investigative and remedial obligations, that we may become obligated to pay under such circumstances could substantially exceed any insurance we have to cover such losses.

Any of these risks, if they materialize, could significantly harm our reputation, expose us to substantial liabilities and have a material adverse effect on our business, financial condition and results of operations.

Evolving environmental laws and regulations on hydraulic fracturing and other oil and gas production activities could have an impact on our financial performance.

Hydraulic fracturing is a common practice that is used to stimulate production of crude oil and/or natural gas from dense subsurface rock formations, and is primarily presently regulated by state agencies. Many states have adopted laws and/or regulations that require disclosure of the chemicals used in hydraulic fracturing, and are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on oil and/or natural gas drilling activities as well as regulations relating to waste streams from such activities. The EPA is also moving forward with various related regulatory actions, including regulations requiring, among other matters, “green completions” of hydraulically-fractured wells. Similarly, existing and new regulations in the United States and elsewhere relating to oil and gas production could impact the sale of some of our products into these markets.

Our business exposes us to potential product liability claims and recalls, which could adversely affect our financial condition and performance.

The repackaging, blending, mixing, manufacture, sale and distribution of chemical products by us, including products used in hydraulic fracturing operations and products produced with food ingredients or with pharmaceutical and nutritional supplement applications, involve an inherent risk of exposure to product liability claims, product recalls, product seizures and related adverse publicity, including, without limitation, claims for exposure to our products, spills or escape of our products, personal injuries, food related claims and property damage or environmental claims. A product liability claim, judgment or recall against our customers could also result in substantial and unexpected expenditures for us, affect consumer confidence in our products and divert management’s attention from other responsibilities. Although we maintain product liability insurance, there can be no assurance that the type or level of coverage is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product recall or a partially or completely uninsured judgment against us could have a material adverse effect on our business, financial condition and results of operation.

We are subject to extensive general and product-specific environmental, health and safety laws and regulations. Compliance with and changes to these environmental, health and safety laws, including laws relating to the investigation and remediation of contamination, could have a material adverse effect on our business, financial condition and results of operations.

Because we blend, manage, handle, store, sell, transport and arrange for the disposal of chemicals, hazardous materials and hazardous waste, we are subject to extensive environmental, health and safety laws and regulations in multiple jurisdictions. These include laws and regulations governing our management, storage, transportation and disposal of chemicals; product regulation; air, water and soil contamination; and the investigation and cleanup of contaminated sites, including any spills or releases that may result from our management, handling, storage, sale, transportation of chemicals and other products. We hold a number of environmental permits and licenses. Compliance with these laws, regulations, permits and licenses requires that we expend significant amounts for ongoing compliance, investigation and remediation. If we fail to comply with such laws, regulations, permits or licenses we may be subject to fines and other civil, administrative or criminal sanctions, including the revocation of permits and licenses necessary to continue our business activities.

Previous operations, including those of acquired companies, have resulted in contamination at a number of current and former sites, which must be investigated and remediated. We are currently investigating and/or remediating contamination, or contributing to cleanup costs, at approximately 130 currently or formerly owned, operated or used sites or other sites impacted by our operations. We have spent substantial sums on such investigation and remediation and we expect to continue to incur such expenditures in the future. Based on current estimates, we believe that these ongoing investigation and remediation costs will not materially affect our business. There is no guarantee, however, that our estimates will be accurate, that new contamination will not be discovered or that new environmental laws or regulations will not require us to incur additional costs. Any such inaccuracies, discoveries or new laws or regulations, or the interpretation of existing laws and regulations, could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2015, we reserved approximately $113.2 million for probable and reasonably estimable losses associated with remediation at currently or formerly owned, operated or used sites or other sites impacted by our operations. We may incur losses in connection with investigation and remediation obligations that exceed our environmental reserve. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Environmental Liabilities” in Item 7 of this Annual Report on Form 10-K for additional information. We also may incur substantial costs, including fines, damages, criminal or civil sanctions and investigation and remediation costs, or experience interruptions in our operations, for violations under environmental, health and safety laws or permit requirements.

We could be held liable for the costs to investigate, remediate or otherwise address contamination at any real property we have ever owned, leased, operated or used or other sites impacted by our operations. Some environmental laws could impose on us the entire cost of cleanup of contamination present at a site even though we did not cause all of the contamination. These laws often identify parties who can be strictly and jointly and severally liable for remediation. The discovery of previously unknown contamination at current or former sites or the imposition of other environmental liabilities or obligations in the future, including additional investigation or remediation obligations with respect to contamination that has impacted other properties, could lead to additional costs or the need for additional reserves that have a material adverse effect on our business, financial condition and results of operations. In addition, we may be required to pay damages or civil judgments related to third party claims, including those relating to personal injury (including exposure to hazardous materials or chemicals we blend, handle, store, sell, transport or dispose of), product quality issues, property damage or contribution to remedial obligations.

We have been identified as potentially responsible parties, or Potentially Responsible Parties, at various third party sites at which we have arranged for the disposal of our hazardous wastes. We may be identified as a Potentially Responsible Party at additional sites beyond those for which we currently have financial obligations. Such developments could have a material adverse effect on our business, financial condition and results of operations. See “Business—Regulatory Matters—Environmental, Health and Safety Matters” in Item 1 of this Annual Report on Form 10-K.

Certain agreements to which we are a party contain contractual provisions pursuant to which we agreed to indemnify other parties for contamination at certain real property. We have been, and may in the future be, subject to environmental indemnity claims asserted by other parties with respect to contamination at sites we have ever owned, leased, operated or used. We could incur significant costs in addressing existing and future environmental indemnification claims.

Societal concerns regarding the safety of chemicals in commerce and their potential impact on the environment have resulted in a growing trend towards increasing levels of product safety and environmental protection regulations. These concerns have led to, and could continue to result in, stringent regulatory intervention by governmental authorities. In addition, these concerns could influence public perceptions, impact the commercial viability of the products we sell and increase the costs to comply with increasingly complex regulations, which could have a negative impact on our business, financial condition and results of operations. Additional findings by government agencies that chemicals pose significant environmental, health or safety risks may lead to their prohibition in some or all of the jurisdictions in which we operate.

Environmental, health and safety laws and regulations vary significantly from country to country and change frequently. Future changes in laws and regulations, or the interpretation of existing laws and regulations, could have an adverse effect on us by adding restrictions, reducing our ability to do business, increasing our costs of doing business or reducing our profitability or reducing the demand for our products. See “Business—Regulatory Matters—Environmental, Health and Safety Matters” in Item 1 of this Annual Report on Form 10-K.

Current and future laws and regulations addressing greenhouse gas emissions enacted in the United States, Europe and other jurisdictions around the world could also have a material adverse effect on our business, financial condition and results of operation. Increased energy costs due to such laws and regulations, emissions associated with our customers’ products or development of alternative products having lower emissions of greenhouse gases and other pollutants could materially affect demand for our customers’ products and indirectly affect our business. Changes in and introductions of regulations have in the past caused us to devote significant management and capital resources to compliance programs and measures, and future regulations applicable to us would likely further increase these compliance costs and could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to additional general regulatory requirements and tax requirements which increase our cost of doing business, could result in regulatory, unclaimed property or tax claims, and could restrict our business in the future.

Our general business operations are subject to a broad spectrum of general regulatory requirements, including antitrust regulations, food and drug regulations, human resources regulations, tax regulations, unclaimed property, banking and treasury regulations, among others. These regulations add cost to our conduct of business and could, in some instances, result in claims or enforcement actions or could reduce our ability to pursue business opportunities. Future changes could result in additional costs and restrictions to our business activities. In 2013, we paid a fine imposed by the Autorité de la concurrence, France’s competition authority, for alleged price fixing prior to 2006. We are currently undergoing a multi-state unclaimed property audit, the timing and outcome of which cannot be predicted; we will incur significant professional fees in connection with the audit and if we are found not to be in compliance the auditing states may seek significant remittances and other penalties and interest.

We may not be able to repatriate our cash and undistributed earnings held in foreign jurisdictions without incurring additional tax liabilities.

As of December 31, 2015, we had $188.1 million of cash and cash equivalents on our balance sheet, $180.7 million of which was cash and cash equivalents held in foreign jurisdictions, most notably in Canada. Except as required under U.S. tax laws, we do not provide for U.S. taxes on approximately $583.3 million of cumulative undistributed earnings of foreign subsidiaries that have not been previously taxed, as we expect to invest such undistributed earnings indefinitely outside of the United States. We may not be able to repatriate cash and cash equivalents or undistributed earnings held in foreign jurisdictions without incurring additional tax liabilities and higher effective tax rates. Accordingly, our cash and cash equivalents or undistributed earnings held in foreign jurisdictions may effectively be trapped in such foreign jurisdictions unless we are willing to incur additional tax liabilities. In addition, there have been proposals to change U.S. tax laws that would significantly affect how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form this proposed legislation may pass, if enacted it could have a material adverse effect on our tax expense and cash flow.

We are subject to asbestos claims.

In connection with our purchase of McKesson Chemical Company in 1986, our wholly-owned subsidiary Univar USA Inc. is obligated to indemnify McKesson for claims alleging injury from exposure to asbestos-containing products by McKesson Chemical Company. As of December 31, 2015, we are defending lawsuits by more than one hundred plaintiffs claiming asbestos related injuries, including a small number of which name us as a defendant. See “Business—Legal Proceedings—Asbestos Claims” in Item 1 of this Annual Report on Form 10-K. As of December 31, 2015, Univar USA has not recorded a liability related to the pending litigation as any potential loss is neither probable nor estimable. Although our costs of defense to date have not been material, we cannot predict the ultimate outcome of these lawsuits, which, if determined adversely to us, may result in liability that would have a material adverse effect on our business, financial condition and results of operations. Furthermore, if the number of asbestos claims for which we are obligated to indemnify McKesson, or the number of asbestos claims naming us, were to increase substantially, particularly if the increase were associated with a significant increase in the average cost per lawsuit, our business, financial condition and results of operations could be materially adversely affected.

Our business is subject to many operational risks for which we might not be adequately insured.

We are exposed to risks including, but not limited to, accidents, contamination and environmental damage, safety claims, natural disasters, terrorism, acts of war and civil unrest and other events that could potentially interrupt our business operations and/or result in significant costs. Although we attempt to cover these risks with insurance to the extent that we consider appropriate, we may incur losses that are not covered by insurance or exceed the maximum amounts covered by our insurance policies. Damage to a major facility, whether or not insured, could impair our ability to operate our business in a geographic region and cause loss of business and related expenses. From time to time, insurance for chemical risks have not been available on commercially acceptable terms or, in some cases, not available at all. In the future we may not be able to maintain our current coverages. In addition, premiums, which have increased significantly in the last several years, may continue to increase in the future. Increased insurance premiums or our incurrence of significant uncovered losses could have a material adverse effect on our business, financial condition and results of operations. We have incurred environmental risks and losses, often from our historic activities, for which we have no available or remaining insurance.

We are exposed to ongoing litigation and other legal and regulatory actions and risks in the ordinary course of our business, and we could incur significant liabilities and substantial legal fees.

We are subject to the risk of litigation, other legal claims and proceedings, and regulatory enforcement actions in the ordinary course of our business. Also, there may be safety or personal injury risks related to our products which are not known today. The results of legal proceedings cannot be predicted with certainty. We cannot guarantee that the results of current or future legal proceedings against McKesson and a few claims asserted directly against Univar USA Inc. will not materially harm our business, reputation or brand, nor can we guarantee that we will not incur losses in connection with current or future legal proceedings that exceed any provisions we may have set aside in respect of such proceedings or that exceed any applicable insurance coverage. We also cannot guarantee that any tax assessment previously made against us by the Canada Revenue Agency will not result in a material tax liability or that the issues raised by Customs and Border Patrol will not result in a material liability. The occurrence of any of these events could have a material adverse effect on our business, financial condition or results of operations. See “Business—Legal Proceedings” in Item 1 of this Annual Report on Form 10-K.

Many of the products we sell have “long-tail” exposures, giving rise to liabilities many years after their sale and use. Insurance purchased at the time of sale may not be available when costs arise in the future and producers may no longer be available to provide indemnification.

We require significant working capital, and we expect our working capital needs to increase in the future, which could result in having lower cash available for, among other things, capital expenditures and acquisition financing.

We require significant working capital to purchase chemicals from chemical producers and distributors and sell those chemicals efficiently and profitably to our customers. Our working capital needs also increase at certain times of the year, as our customers’ requirements for chemicals increase. For example, our customers in the agricultural sector require significant deliveries of chemicals within a growing season that can be very short and depend on weather patterns in a given year. We need inventory on hand to have product available to ensure timely delivery to our customers. If our working capital requirements increase and we are unable to finance our working capital on terms and conditions acceptable to us, we may not be able to obtain chemicals to respond to customer demand, which could result in a loss of sales.

In addition, the amount of working capital we require to run our business is expected to increase in the future due to expansions in our business activities. If our working capital needs increase, the amount of free cash we have at our disposal to devote to other uses will decrease. A decrease in free cash could, among other things, limit our flexibility, including our ability to make capital expenditures and to acquire suitable acquisition targets that we have identified. If increases in our working capital occur and have the effect of decreasing our free cash, it could have a material adverse effect on our business, financial condition and results of operations.

We have a history of net losses and may not sustain profitability in the future.

Although we achieved profitability in 2015, we may not be able to sustain or increase such profitability. We have incurred net losses in four of the last five fiscal years, including net losses of $82.3 million and $20.1 million in the years ended December 31, 2013 and 2014, respectively. Growth of our revenues may slow or revenues may decline for a number of possible reasons, including slowing demand for our products and services, increasing competition or decreasing growth of our overall market. Our cost of goods sold could increase for a number of possible reasons, including increases in chemical prices and increases in chemical handling expenses due to regulatory action or litigation. In addition, our ability to generate profits could be impacted by our substantial indebtedness and the related interest expense. The interest payments on our indebtedness have exceeded operating income in four of our last five fiscal years. All of these factors could contribute to further net losses and, if we are unable to meet these risks and challenges as we encounter them, our business may suffer.

We depend on a limited number of key personnel who would be difficult to replace. If we lose the services of these individuals, or are unable to attract new talent, our business will be adversely affected.

We depend upon the ability and experience of a number of our executive management and other key personnel who have substantial experience with our operations, the chemicals and chemical distribution industries and the selected markets in which we operate. The loss of the services of one or a combination of our senior executives or key employees could have a material adverse effect on our results of operations. We also might suffer an additional impact on our business if one of our senior executives or key employees is hired by a competitor. Our success also depends on our ability to continue to attract, manage and retain other qualified management and technical and clerical personnel as we grow. We may not be able to continue to attract or retain such personnel in the future.

A portion of our workforce is unionized and labor disruptions could decrease our profitability.

As of December 31, 2015, we had approximately 680 employees in the United States subject to various collective bargaining agreements, most of which have a three-year term. In addition, in several of our international facilities, particularly those in Europe, employees are represented by Works Councils appointed pursuant to local law consisting of employee representatives who have certain rights to negotiate working terms and to receive notice of significant actions. As of December 31, 2015, approximately 25% of our labor force is covered by a collective bargaining agreement, including approximately 14% of our labor force in the United States, approximately 18% of our labor force in Canada and approximately 48% of our labor force in Europe, and approximately 3% of our labor force is covered by a collective bargaining agreement that will expire within one year. These arrangements grant certain protections to employees and subject us to employment terms that are similar to collective bargaining agreements. We cannot guarantee that we will be able to negotiate these or other collective bargaining agreements or arrangements with Works Councils on the same or more favorable terms as the current agreements or arrangements, or at all, and without interruptions, including labor stoppages at the facility or facilities subject to any particular agreement or arrangement. A prolonged labor dispute, which could include a work stoppage, could have a material adverse effect on our business, financial condition and results of operations.

Negative developments affecting our pension plans and multi-employer pension plans in which we participate may occur.

We operate a number of pension plans for our employees and have obligations with respect to several multi-employer pension plans sponsored by labor unions in the United States. The terms of these plans vary from country to country. Generally, our defined benefit pension plans are funded with trust assets invested in a diversified portfolio of debt and equity securities and other investments. Among other factors, changes in interest rates, investment returns, the market value of plan assets and actuarial assumptions can (1) affect the level of plan funding; (2) cause volatility in the net periodic benefit cost; and (3) increase our future contribution requirements. In or following an economic environment characterized by declining investment returns and interest rates, we may be required to make additional cash contributions to our pension plans to satisfy our funding requirements and recognize further increases in our net periodic benefit cost. A significant decrease in investment returns or the market value of plan assets or a significant decrease in interest rates could increase our net periodic benefit costs and adversely affect our results of operations.

Our pension plans in the United States and certain other countries are not fully funded. The funded status of our pension plans is equal to the difference between the value of plan assets and projected benefit obligations. At December 31, 2015, our pension plans had an underfunded status of $244.5 million. This amount could increase or decrease depending on factors such as those mentioned above. Changes to the funded status of our pension plans as a result of updates to actuarial assumptions and actual experience that differs from our estimates will be recognized as gains or losses in the period incurred under our “mark to market” accounting policy, and could result in a requirement for additional funding which would have a direct effect on our cash position. Based on current projections of minimum funding requirements, we expect to make cash contributions of $28.1 million to our defined benefit pension plans in 2016. The timing for any such requirement in future years is uncertain given the implicit uncertainty regarding the future developments of factors mentioned above. The union sponsored multi-employer pension plans in which we participate are also underfunded, including the substantially underfunded Teamsters Central States, Southeast and Southwest Pension Plan, which has liabilities at a level twice that of its assets. This requires us to make often substantial withdrawal liability payments when we close a facility covered by one of these plans, which could hinder our ability to make otherwise appropriate management decisions to operate as efficiently as possible.

Labeling regulations could have an adverse impact on our business.

The United States has recently amended its Right-to-Know laws to require new content in labels affixed to chemical products being sold by chemical manufacturers and chemical distributors. Recent OSHA publications have caused some lack of clarity on this issue and the transition date for the sale of existing inventory. Although we believe we are properly complying with the transition rules, this lack of clarity in these regulations could impact the company in incremental labeling costs, delays or interruption in product supply and compliance issues.

Risks Related to Our Indebtedness

We and our subsidiaries may incur additional debt in the future, which could substantially reduce our profitability, limit our ability to pursue certain business opportunities and reduce the value of your investment.

As of December 31, 2015, we had $2,315.7 million of debt outstanding under our $2,050 million U.S. dollar and €250 million euro senior term loan facility (the “Senior Term Loan Facility”), $378.0 million of debt outstanding under our $1,300 million Senior ABL credit facility and $100 million senior ABL term loan facility (the “Senior ABL Facility”), no borrowings outstanding under our €200 million senior European ABL facility (the “European ABL Facility”) with approximately $489.0 million available for additional borrowing under these facilities and $400.0 million outstanding under Univar USA Inc.’s 6.75% senior notes due 2023 (the “Unsecured Notes”). Subject to certain limitations set forth in the agreements that govern these facilities and notes, we or our subsidiaries may incur additional debt in the future, or other obligations that do not constitute indebtedness, which could increase the risks described below and lead to other risks. The amount of our debt or such other obligations could have important consequences for holders of our common stock, including, but not limited to:

•	our ability to satisfy obligations to lenders or noteholders may be impaired, resulting in possible defaults on and acceleration of our indebtedness;

•	our ability to obtain additional financing for refinancing of existing indebtedness, working capital, capital expenditures, including costs associated with our international expansion, product and service development, acquisitions, general corporate purposes and other purposes may be impaired;

•	our assets that currently serve as collateral for our debt may be insufficient, or may not be available, to support future financings;

•	a substantial portion of our cash flow from operations could be used to repay the principal and interest on our debt;

•	we may be increasingly vulnerable to economic downturns and increases in interest rates;

•	our flexibility in planning for and reacting to changes in our business and the markets in which we operate may be limited; and

•	we may be placed at a competitive disadvantage relative to other companies in our industry with less debt or comparable debt at more favorable interest rates.

The agreements governing our indebtedness contain operating covenants and restrictions that limit our operations and could lead to adverse consequences if we fail to comply with them.

The agreements governing our indebtedness contain certain operating covenants and other restrictions relating to, among other things, limitations on indebtedness (including guarantees of additional indebtedness) and liens, mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, dividends and other restricted payments, repurchase of shares of capital stock and options to purchase shares of capital stock and certain transactions with affiliates. In addition, our Senior ABL Facility and European ABL Facility include certain financial covenants.

The restrictions in the agreements governing our indebtedness may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility.

Failure to comply with these financial and operating covenants could result from, among other things, changes in our results of operations, the incurrence of additional indebtedness, the pricing of our products, our success at implementing cost reduction initiatives, our ability to successfully implement our overall business strategy or changes in general economic conditions, which may be beyond our control. The breach of any of these covenants or restrictions could result in a default under the agreements that govern these facilities that would permit the lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay such amounts, lenders having secured obligations could proceed against the collateral securing these obligations. The collateral includes the capital stock of our domestic subsidiaries, 65% of the capital stock of our foreign subsidiaries and substantially all of our and our subsidiaries’ other tangible and intangible assets, subject in each case to certain exceptions. This could have serious consequences on our financial condition and results of operations and could cause us to become bankrupt or otherwise insolvent. In addition, these covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our business and stockholders.

Increases in interest rates would increase the cost of servicing our debt and could reduce our profitability.

Our debt outstanding under the Senior Term Loan Facility, Senior ABL Facility and European ABL Facility bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. For additional information on our indebtedness, debt service obligations and sensitivity to interest rate fluctuations, see “Qualitative and Quantitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K.

We may have future capital needs and may not be able to obtain additional financing on acceptable terms, or at all.

We have historically relied on debt financing to fund our operations, capital expenditures and expansion. The market conditions and the macroeconomic conditions that affect the markets in which we operate could have a material adverse effect on our ability to secure financing on acceptable terms, if at all. We may be unable to secure additional financing on favorable terms or at all and our operating cash flow may be insufficient to satisfy our financial obligations under the indebtedness outstanding from time to time. The terms of additional financing may limit our financial and operating flexibility. Our ability to satisfy our financial obligations will depend upon our future operating performance, the availability of credit generally, economic conditions and financial, business and other factors, many of which are beyond our control. Furthermore, if financing is not available when needed, or is not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock, including shares of common stock sold in this offering. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

Risks Related to Our Common Stock

Future sales of shares by existing stockholders or the Temasek Investor could cause our stock price to decline.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. All of the shares sold pursuant to the IPO are immediately tradable without restriction under the Securities Act unless held by “affiliates”, as that term is defined in Rule 144 under the Securities Act. The remaining shares of outstanding common stock are restricted securities within the meaning of Rule 144 under the Securities Act, but will be eligible for resale subject, in certain cases, to applicable volume, means of sale, holding period and other limitations of Rule 144 or pursuant to an exception from registration under Rule 701 under the Securities Act. We have also filed a registration statement under the Securities Act to register the shares of common stock to be issued under our equity compensation plans and, as a result, all shares of common stock acquired upon exercise of stock options granted under our plans will also be freely tradable under the Securities Act of 1933, or the Securities Act, unless purchased by our affiliates. 137,960,460 shares of our common stock are eligible for future sale, subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144. In addition, certain of our significant stockholders may distribute shares that they hold to their investors who themselves may then sell into the public market. Such sales may not be subject to the volume, manner of sale, holding period and other limitations of Rule 144. As resale restrictions end, the market price of our common stock could decline if the holders of those shares sell them or are perceived by the market as intending to sell them. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement or employee arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing stockholders and could cause the trading price of our common stock to decline.

The Temasek Investor purchased $350 million of newly issued shares of our common stock from us concurrently with the IPO. The shares of our common stock sold in the concurrent private placement were not registered under the Securities Act. As a result, the shares of our common stock purchased by the Temasek Investor are restricted securities within the meaning of Rule 144 under the Securities Act, but will be eligible for resale subject to applicable restrictions under Rule 144 or pursuant to any other exemption from registration under the Securities Act. In addition, the Temasek Investor is a party to the Fourth Amended and Restated Stockholders’ Agreement of Univar Inc., (the “Amended and Restated Stockholders Agreement”) pursuant to which it was granted certain registration rights.

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If there is no coverage of our company by securities or industry analysts, the trading price for our stock would be negatively impacted. Additionally, if one or more of these analysts downgrades our stock or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

The Equity Sponsors and the Temasek Investor will control the direction of our business and have the right to nominate members of our Board of Directors. If the ownership of our common stock continues to be highly concentrated, it could prevent you and other stockholders from influencing significant corporate decisions.

The Equity Sponsors collectively beneficially own approximately 46.0% of the outstanding shares of our common stock and the Temasek Investor owns approximately 16.4% of the outstanding shares of our common stock. As a result, the Equity Sponsors and the Temasek Investor will exercise significant influence over all matters requiring stockholder approval for the foreseeable future, including approval of significant corporate transactions, which may reduce the market price of our common stock.

The Amended and Restated Stockholders’ Agreement allows each Equity Sponsor to nominate six directors each as long as they own at least 50% of the shares of our common stock that the applicable Equity Sponsor owned on November 30, 2010, or any shares or other securities into which or for which such shares of common stock may have been converted or exchanged in connection with any exchange, reclassification, dividend, distribution, stock split, combination, subdivision, merger, spin-off, recapitalization, reorganization or similar transaction. In addition, the Amended and Restated Stockholders’ Agreement allows the Temasek Investor to nominate a director for as long as it owns at least 10% of the outstanding shares of our common stock. This could allow the Equity Sponsors and the Temasek Investor to nominate the entire Board of Directors. In addition, we are a “controlled company” for the purposes of the NYSE rules, which provides us with exemptions from certain of the corporate governance standards imposed by the NYSE’s rules. These provisions allow the Equity Sponsors and the Temasek Investor to exercise significant control over our corporate decisions and limit the ability of the public stockholders might approve. Our Third Amended and Restated Certificate of Incorporation and our Second Amended and Restated Bylaws also include a number of provisions that may discourage, delay or prevent a change in our management or control for so long as the Equity Sponsors own specified percentages of our common stock. See “—Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.” These provisions not only could have a negative impact on the trading price of our common stock, but could also allow the Equity Sponsors to delay or prevent a corporate transaction that the public stockholders might approve.

Our Third Amended and Restated Certificate of Incorporation provides that we waive any interest or expectancy in corporate opportunities presented to the Equity Sponsors.

Our Third Amended and Restated Certificate of Incorporation provides that we, on our behalf and on behalf of our subsidiaries, renounce and waive any interest or expectancy in, or in being offered an opportunity to participate in, corporate opportunities that are from time to time presented to the Equity Sponsors, or their respective officers, directors, agents, stockholders, members, partners, affiliates or subsidiaries, even if the opportunity is one that we or our subsidiaries might reasonably be deemed to have pursued or had the ability or desire to pursue if granted the opportunity to do so. None of the Equity Sponsors or their respective agents, stockholders, members, partners, affiliates or subsidiaries will generally be liable to us or any of our subsidiaries for breach of any fiduciary or other duty, as a director or otherwise, by reason of the fact that such person pursues, acquires or participates in such corporate opportunity, directs such corporate opportunity to another person or fails to present such corporate opportunity, or information regarding such corporate opportunity, to us or our subsidiaries unless, in the case of any such person who is a director or officer, such corporate opportunity is expressly offered to such director or officer in writing solely in his or her capacity as a director or officer. Stockholders will be deemed to have notice of and consented to this provision of our Third Amended and Restated Certificate of Incorporation. This will allow the Equity Sponsors to compete with us. Strong competition for investment opportunities could result in fewer such opportunities for us. We likely will not always be able to compete successfully with our competitors and competitive pressures or other factors may also result in significant price competition, particularly during industry downturns, which could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002, will be expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.

We are subject to the reporting and corporate governance requirements, the listing standards of the NYSE and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which apply to issuers of listed equity, which impose certain compliance costs and obligations upon us. Meeting these standards requires a significant commitment of additional resources and management oversight which increases our operating costs. These requirements also place additional demands on our finance and accounting staff and on our financial accounting and information systems. Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. As a public company, we are required, among other things, to:

•	prepare and file periodic reports, and distribute other shareholder communications, in compliance with the federal securities laws and the NYSE rules;

•	define and expand the roles and the duties of our Board of Directors and its committees; and

•	institute more comprehensive compliance, investor relations and internal audit functions.

In particular, the Sarbanes-Oxley Act requires us to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework, and to report on our conclusions as to the effectiveness of our internal controls. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. In addition, we are required under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to maintain disclosure controls and procedures and internal control over financial reporting. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in the reliability of our financial statements. This could result in a decrease in the value of our common shares. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the Securities and Exchange Commission, or the SEC, the NYSE or other regulatory authorities, which would require additional financial and management resources.

Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors. Moreover, we cannot be certain that these measures would ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we were to conclude, and our auditors were to concur, that our internal control over financial reporting provided reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. This, in turn, could have an adverse impact on trading prices for our shares of common stock, and could adversely affect our ability to access the capital markets.

Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.

Our Third Amended and Restated Certificate of Incorporation and Second Amended and Restated By-laws include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our Third Amended and Restated Certificate of Incorporation and Second Amended and Restated By-laws:

•	authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to thwart a takeover attempt;

•	establish a classified Board of Directors, as a result of which our board will be divided into three classes, with each class serving for staggered three-year terms, which prevents stockholders from electing an entirely new Board of Directors at an annual meeting;

•	limit the ability of stockholders to remove directors if the Equity Sponsors collectively cease to own more than 25% of our voting common stock;

•	provide that vacancies on the Board of Directors, including newly-created directorships, may be filled only by a majority vote of directors then in office;

•	prohibit stockholders from calling special meetings of stockholders if the Equity Sponsors collectively cease to own more than 50% of our voting common stock;

•	prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders if the Equity Sponsors collectively cease to own more than 50% of our voting common stock;

•	establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•	require the approval of holders of at least 75% of the outstanding shares of our voting common stock to amend the Second Amended and Restated By-laws and certain provisions of the Third Amended and Restated Certificate of Incorporation if the Equity Sponsors collectively cease to own more than 50% of our common stock.

These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future. See “Description of Capital Stock—Anti-Takeover Effects of our Third Amended and Restated Certificate of Incorporation and Second Amended and Restated By-laws” Our Third Amended and Restated Certificate of Incorporation and Second Amended and Restated By-laws may also make it difficult for stockholders to replace or remove our management. These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.

Our Third Amended and Restated Certificate of Incorporation includes provisions limiting the personal liability of our directors for breaches of fiduciary duty under the DGCL.

Our Third Amended and Restated Certificate of Incorporation contains provisions permitted under the DGCL relating to the liability of directors. These provisions eliminate a director’s personal liability to the fullest extent permitted by the DGCL for monetary damages resulting from a breach of fiduciary duty, except in circumstances involving:

•	any breach of the director’s duty of loyalty;

•	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law;

•	under Section 174 of the DGCL (unlawful dividends); or

•	any transaction from which the director derives an improper personal benefit.

The principal effect of the limitation on liability provision is that a stockholder will be unable to prosecute an action for monetary damages against a director unless the stockholder can demonstrate a basis for liability for which indemnification is not available under the DGCL. These provisions, however, should not limit or eliminate our rights or any stockholder’s rights to seek non-monetary relief, such as an injunction or rescission, in the event of a breach of a director’s fiduciary duty. These provisions will not alter a director’s liability under federal securities laws. The inclusion of this provision in our Third Amended and Restated Certificate of Incorporation may discourage or deter stockholders or management from bringing a lawsuit against directors for a breach of their fiduciary duties, even though such an action, if successful, might otherwise have benefited us and our stockholders.

Our Third Amended and Restated Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our Third Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under the General Corporation Law of the State of Delaware, or the DGCL, or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. By becoming a stockholder in our company, you will be deemed to have notice of and have consented to the provisions of our Third Amended and Restated Certificate of Incorporation related to choice of forum. The choice of forum provision in our amended and restated certificate of incorporation Third Amended and Restated Certificate of Incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

We do not intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We do not intend to declare and pay dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

We are a “controlled company” within the meaning of the NYSE rules and, as a result, we qualify for, and rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

The Equity Sponsors collectively beneficially own approximately 46.0% of the outstanding shares of our common stock and the Temasek Investor beneficially owns approximately 16.4% of the outstanding shares of our common stock. The Equity Sponsors and the Temasek Investor are a “group” within the meaning of the NYSE corporate governance rules and as a result we qualify as a “controlled company” within the meaning of the NYSE corporate governance rules. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of the Board of Directors consist of independent directors;

•	the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, or otherwise have director nominees selected by vote of a majority of the independent directors;

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

Accordingly, we rely on exemptions from certain corporate governance requirements. As a result, we may not have a majority of independent directors, our compensation committee and nominating and corporate governance committee may not consist entirely of independent directors and the board committees may not be subject to annual performance evaluations. Consequently, you will not have the same protections afforded to stockholders of companies that are subject to all applicable stock exchange corporate governance rules and requirements. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

Our principal executive office is located in Downers Grove, Illinois under a lease expiring in June 2024. As of December 31, 2015, we had 506 locations in the United States in 49 states. Of these locations, approximately 487 are warehouses responsible for storing and shipping of products and 17 are office space.

We have 432 locations outside of the United States in 33 countries. Of these locations, 385 are warehouses responsible for storing and shipping of products and 48 are office space. The facilities outside of the United States are located in:

•	Brazil (5 facilities)

•	Canada (169 facilities)

•	China (15 facilities)

•	France (32 facilities)

•	Germany (13 facilities)

•	Belgium (9 facilities)

•	Mexico (34 facilities)

•	Netherlands (20 facilities)

•	Sweden (14 facilities)

•	Turkey (12 facilities)

•	United Kingdom (39 facilities)

Almost all of our facilities are warehouses where activity is limited to the storing, repackaging and blending of chemicals for distribution. Such facilities do not require substantial investments in equipment and can be opened quickly and replaced with little disruption. As such, we believe that none of our facilities on an individual basis is principal to the operation of our business. We select locations for our warehouses based on proximity to producers and our customers in order for us to fully utilize our facilities and maintain efficient distribution networks. We believe that our facilities are adequate and suitable for our current operations. We hold a relatively small number of surplus sites for potential disposition. Although we own several of our largest facilities, most of our facilities are leased. In some instances, our larger owned sites have been mortgaged under our secured credit facilities.

ITEM 3.	LEGAL PROCEEDINGS

“Legal Proceedings” in Item 1 of this Annual Report on Form 10-K and Note 18, entitled “Commitments and Contingencies” in Item 8 of this Annual Report on Form 10-K, are incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECUIRITES

Market Information for Common Stock

Our common stock has been listed on the New York Stock Exchange under the symbol “UNVR” since June 18, 2015. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low intra-day sales prices per share for our common stock on the New York Stock Exchange.

	High	Low
Second Quarter 2015 (from June 18, 2015)	$27.75	$22.00
Third Quarter 2015	26.75	17.75
Fourth Quarter 2015	22.09	16.18

Holders of Record

As of December 31, 2015, there were 46 stockholders of record of our common stock, and the closing price of our common stock was $17.01 per share as reported on the New York Stock Exchange.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay dividends in the foreseeable future. In addition, our credit facilities contain restrictions on our ability to pay dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our summary consolidated financial data as of and for the periods indicated. The selected consolidated financial data as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The selected consolidated financial data as of December 31, 2013, 2012 and 2011 and for the fiscal years ended December 31, 2012 and 2011 are derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical consolidated financial data may not be indicative of our future performance.

This “Selected Financial Data” should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K and our audited consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.

	Fiscal Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
(in millions except per share data)	(audited)
Consolidated Statements of Operations
Net sales	$8,981.8	$10,373.9	$10,324.6	$9,747.1	$9,718.5
Gross profit	1,799.1	1,930.7	1,875.9	1,822.5	1,835.5
Gross margin	20.0%	18.6%	18.2%	18.7%	18.9%
Income (loss) from continuing operations	16.5	(20.1)	(82.3)	(197.4)	(176.2)
Income (loss) from continuing operations per common share – diluted	0.14	(0.20)	(0.83)	(2.01)	(1.80)

Consolidated Balance Sheet
Cash and cash equivalents	$188.1	$206.0	$180.4	$220.9	$96.3
Total assets	5,612.4	6,067.7	6,204.7	6,513.8	5,691.9
Long-term obligations	3,502.2	4,300.7	4,232.5	4,508.7	3,612.7
Stockholders’ equity	816.7	248.1	381.3	526.4	660.3

Other financial data:
Cash provided by operating activities	$356.0	$126.3	$289.3	$15.5	$262.4
Cash (used) by investing activities	(294.4)	(148.2)	(215.7)	(657.1)	(250.8)
Cash (used) provided by financing activities	(19.8)	84.1	(110.5)	753.8	(35.1)
Capital expenditures	145.0	113.9	141.3	170.1	102.9
Adjusted EBITDA(1)	600.1	641.7	598.2	607.2	646.0
Adjusted EBITDA margin(1)	6.7%	6.2%	5.8%	6.2%	6.6%

(1)	For a complete discussion of the method of calculating Adjusted EBITDA and its usefulness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K. We define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales. The following is a quantitative reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net income (loss):

	Fiscal Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Net income (loss)	$16.5	$(20.1)	$(82.3)	$(197.4)	$(176.2)
Income tax expense (benefit)	10.2	(15.8)	(9.8)	75.6	15.9
Interest expense, net	207.0	250.6	294.5	268.1	273.6
Loss on extinguishment of debt	12.1	1.2	2.5	0.5	16.1
Amortization	88.5	96.0	100.0	93.3	90.0
Depreciation	136.5	133.5	128.1	111.7	108.4

EBITDA	$470.8	$445.4	$433.0	$351.8	$327.8

Impairment charges(a)	—	0.3	135.6	75.8	173.9
Other operating expenses, net(b)	106.1	197.1	12.0	177.7	140.3
Other expense (income), net(c)	23.2	(1.1)	17.6	1.9	4.0

Adjusted EBITDA	$600.1	$641.7	$598.2	$607.2	$646.0

(a)	The 2014 impairment charges primarily related to impairments of idle properties and equipment. The 2013 impairment charges primarily related to the write-off of goodwill related to the Rest of World segment as well as the write-off of capitalized software costs related to a global ERP system. The 2012 and 2011 impairment charges primarily related to the impairment of goodwill in the EMEA segment.
(b)	Other operating expense, net primarily consists of pension mark to market adjustments, acquisition and integration related expenses, employee stock based compensation expense, redundancy and restructuring costs, advisory fees paid to stockholders, and other unusual and non-recurring expenses. See “Note: 4 Other operating expenses, net” in Item 8 of this Annual Report on Form 10-K for further information regarding the fiscal years ended December 31, 2015, 2014 and 2013. In the fiscal year ended December 31, 2012, the significant activity related to the pension mark to market loss of $83.6 million, acquisition and integration related expenses of $17.7 million primarily related to the Magnablend Inc. acquisition and the French penalty of $17.2 million. In the fiscal year ended December 31, 2011, the significant activity related to the pension mark to market loss of $49.1 million and acquisition and integration related expenses of $26.7 million related to three acquisitions.
(c)	Other expense (income), net consists of gains and losses on foreign currency transactions, undesignated derivative instruments, ineffective portion of cash flow hedges, debt refinancing costs and other nonoperating activity. See “Note: 6 Other (expense) income, net” in Item 8 of this Annual Report on Form 10-K for further information regarding the fiscal years ended December 31, 2015, 2014 and 2013.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global chemical distributor and provider of innovative value-added services. We source chemicals from over 8,000 producers worldwide and provide a comprehensive array of products and services to over 160,000 customer locations in over 150 countries. Our scale and broad geographic reach, combined with our deep product knowledge and end market expertise and our differentiated value-added services, provide us with a distinct competitive advantage and enable us to offer customers a “one-stop shop” for their chemical needs. As a result, we believe we are strategically positioned for growth.

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

The following is management’s discussion and analysis of the financial condition and results of operations for the years ended December 31, 2015, 2014 and 2013. This discussion should be read in conjunction with the consolidated financial statements, including the related notes, see Item 8 “Financial Statements” of this Annual Report on Form 10-K.

For reconciliations of Adjusted EBITDA to net income (loss), see “Selected Financial Data Selected” in Item 6 of this Annual Report on Form 10-K.

Key Factors Affecting Operating Results and Financial Condition

Key factors impacting our operating results and financial condition include the following.

•	Economic conditions and industry trends

•	Acquisitions

•	Volume based pricing

•	Cost savings

•	Working capital

•	Foreign currencies

For a detailed overview of our business and how the above factors impact us, refer to Item 1 “Business” and Item 1A “Risk Factors” of this Annual Report on Form 10-K.

In addition to the factors listed above, seasonal changes may affect our business and results of operations. Our net sales are affected by the level of industrial production, which tends to decline in the fourth quarter of each year. Certain of our end markets also experience seasonal fluctuations, which also affect our net sales and results of operations. For example, our sales to the agricultural end market, particularly in Canada, tend to peak in the second and third quarters in each year, depending in part on weather-related variations in demand for agricultural chemicals. Sales to other end markets such as paints and coatings or water treatment may also be affected by changing seasonal weather conditions.

Results of Operations

Executive Summary

During 2015, we successfully executed our initial public offering, paid down existing debt, and refinanced our remaining debt, the effect of which was to lower our future interest expense and strengthen our financial condition. From an operations standpoint, we advanced on each of our strategic priorities which form the framework for our strategy to grow the long term value of Univar for our equity and debt holders. We:

•	completed a restructuring of our European operations which nearly doubled our segment Adjusted EBITDA margin in 2015;

•	completed the integration of our November 2014 acquisition of D’Altomare, a chemical distribution company in Brazil specializing in the personal care end market, which contributed to achieving 40 percent growth in our Rest of World segment Adjusted EBITDA;

•	completed a series of productivity projects in our USA segment, including phased reductions in resource allocation to upstream oil and gas production, which lowered our cost structure and raised the level of operational excellence in our terminals and branch offices; and

•	significantly increased our cash flow generation and improved our net working capital productivity which enabled us to complete six acquisitions for future growth without increasing our debt.

These actions contributed to improved net income, cash flow and earnings per share from higher gross profit and Adjusted EBITDA margins in each segment of our business.

However, the resulting growth and improvement was masked by:

•	the substantial strengthening of the U.S. dollar which had the effect of lowering the translated U.S. dollar value of our sales and earnings in Europe, Canada, Mexico and Brazil, in particular;

•	the historic decline in oil prices which caused a substantial decline in demand for chemicals from the USA hydraulic fracturing segment of the upstream oil and gas production market; and

•	sluggish demand late in the year for chemicals from the industrial production sectors of the economies we serve.

The following tables set forth, for the periods indicated, certain statements of operations data first on the basis of reported data and then as a percentage of total net sales for the relevant period. The financial data set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with our historical consolidated financial statements and accompanying notes included elsewhere herein.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	Year Ended				Favorable (unfavorable)	% Change	Impact of currency*
(in millions)	December 31, 2015		December 31, 2014
Net sales	$8,981.8	100.0%	$10,373.9	100.0%	$(1,392.1)	(13.4)%	(6.3)%
Cost of goods sold (exclusive of depreciation)	7,182.7	80.0%	8,443.2	81.4%	1,260.5	14.9%	6.2%

Gross profit	1,799.1	20.0%	1,930.7	18.6%	(131.6)	(6.8)%	(6.8)%
Operating expenses:
Outbound freight and handling	324.6	3.6%	365.5	3.5%	40.9	11.2%	5.4%
Warehousing, selling and administrative	874.4	9.7%	923.5	8.9%	49.1	5.3%	5.6%
Other operating expenses, net	106.1	1.2%	197.1	1.9%	91.0	46.2%	2.4%
Depreciation	136.5	1.5%	133.5	1.3%	(3.0)	(2.2)%	6.8%
Amortization	88.5	1.0%	96.0	0.9%	7.5	7.8%	5.0%
Impairment charges	—	—%	0.3	—%	0.3	100.0%	—%

Total operating expenses	1,530.1	17.0%	1,715.9	16.5%	185.8	10.8%	6.5%

Operating income	269.0	3.0%	214.8	2.1%	54.2	25.2%	(8.5)%

Other (expense) income:
Interest income	4.3	—%	8.2	0.1%	(3.9)	(47.6)%	(4.9)%
Interest expense	(211.3)	(2.4)%	(258.8)	(2.5)%	47.5	18.4%	1.3%
Loss on extinguishment of debt	(12.1)	(0.1)%	(1.2)	—%	(10.9)	N/M	N/M
Other (expense) income, net	(23.2)	(0.3)%	1.1	—%	(24.3)	N/M	N/M

Total other expense	(242.3)	(2.7)%	(250.7)	(2.4)%	8.4	3.4%	2.2%

Income (loss) before income taxes	26.7	0.3%	(35.9)	(0.3)%	62.6	174.4%	(35.9)%
Income tax expense (benefit)	10.2	0.1%	(15.8)	(0.2)%	(26.0)	(164.6)%	21.5%

Net income (loss)	$16.5	0.2%	$(20.1)	(0.2)%	36.6	182.1%	(47.3)%

*	Foreign currency translation is included in the percentage change. Unfavorable impacts from foreign currency translation are designated with parentheses.

Net sales

Net sales percentage change due to:
Acquisitions	0.9%
Reported sales volumes	(7.0)%
Sales pricing and product mix	(1.0)%
Foreign currency translation	(6.3)%

Total	(13.4)%

Net sales were $8,981.8 million in the year ended December 31, 2015, a decrease of $1,392.1 million, or 13.4%, from the year ended December 31, 2014. Foreign currency translation decreased net sales due to the US dollar strengthening against all major currencies. The increase in net sales from acquisitions was primarily driven by the November 2014 D’Altomare acquisition in Brazil, and the July 2015 Chemical Associates and April 2015 Key Chemical acquisitions in the US. The decrease in net sales from reported sales volumes primarily resulted from reductions in sales of upstream oil and gas products driven by reduced market demand. The decrease in net sales from changes in sales pricing and product mix was driven by the USA and Rest of World segments partially offset by increases in the Canada and EMEA segments. Refer to the “Segment results” for the year ended December 31, 2015 discussion for additional information.

Gross profit

Gross profit percentage change due to:
Acquisitions	1.8%
Reported sales volumes	(7.0)%
Sales pricing, product costs and other adjustments	5.2%
Foreign currency translation	(6.8)%

Total	(6.8)%

Gross profit decreased $131.6 million, or 6.8%, to $1,799.1 million for the year ended December 31, 2015. Foreign currency translation decreased gross profit due to the strengthening of the US dollar against all major currencies, especially the euro, Canadian dollar and Brazilian real. The increase in gross profit from acquisitions was driven by the D’Altomare, Chemical Associates and Key Chemical acquisitions. Excluding the impact of volumes, gross profit increased due to changes in sales pricing, product costs and other adjustments resulting from increases in all segments. Gross margin, which we define as gross profit divided by net sales, increased to 20.0% in the year ended December 31, 2015 from 18.6% in the year ended December 31, 2014 due to favorable product mix, our EMEA restructuring program and productivity initiatives. Refer to the “Segment results” for the year ended December 31, 2015 discussion for additional information.

Outbound freight and handling

Outbound freight and handling expenses decreased $40.9 million, or 11.2%, to $324.6 million for the year ended December 31, 2015. Foreign currency translation decreased outbound freight and handling expense by 5.4% or $19.7 million. On a constant currency basis, outbound freight and handling expenses decreased 5.8% or $21.2 million, which was primarily attributable to lower reported sales volumes as well as lower diesel fuel costs partially offset by the impact of incremental costs from acquisitions and a continued tight third-party carrier market. Refer to the “Segment results” for the year ended December 31, 2015 discussion for additional information.

Warehousing, selling and administrative

Warehousing, selling and administrative expenses decreased $49.1 million, or 5.3%, to $874.4 million for the year ended December 31, 2015. Foreign currency translation decreased warehousing, selling and administrative expenses by 5.6% or $73.8 million. Excluding foreign currency, the increase of $24.7 million is attributable to higher personnel expenses of $25.7 million primarily due to annual compensation increases and acquisitions, increases in information technology expenses of $8.4 million related to internal projects focused on improving operations and higher consulting fees of $8.2 million. These increases were partially offset by lower operating lease expense of $13.9 million primarily due to certain operating leases being replaced by purchased assets as well as capital leases and lower net periodic benefit cost related to our defined benefit and other postretirement benefit plans of $11.4 million. The remaining $7.7 million increase related to several insignificant components. Refer to the “Segment results” for the year ended December 31, 2015 discussion for additional information.

Other operating expenses, net

Other operating expenses, net decreased $91.0 million, or 46.2%, to $106.1 million for the year ended December 31, 2015. The decrease was primarily due to a pension mark to market loss of $21.1 million in the year ended December 31, 2015 compared to a mark to market loss of $117.8 million in the year ended December 31, 2014 relating to the annual remeasurement of our defined benefit plans and other postretirement benefit plans. The 2015 mark to market loss primarily relates to lower than expected plan asset returns during the year ended December 31, 2015 partially offset by increases in the defined benefit pension plans discount rates from December 31, 2014 to December 31, 2015. The 2014 mark to market loss primarily relates to the decrease in the defined benefit pension plans discount rates from December 31, 2013 to December 31, 2014 and the adoption of the new US mortality table as of December 31, 2014. This loss was partially offset by higher than expected plan asset returns during the year ended December 31, 2014. The decrease was also related to pension curtailment and settlement gains of $4.0 million for the year ended December 31, 2015 related to the Company’s redundancy and restructuring initiatives. Refer to “Note 8: Employee benefit plans” in Item 8 of this Annual Report on Form 10-K for additional information.

The decrease was also related to a reduction of $12.4 million in redundancy and restructuring charges in the year ended December 31, 2015 compared to the year ended December 31, 2014, which primarily related to higher facility exit costs in the year ended December 31, 2014 largely due to changes in estimated sublease income. Refer to “Note 5: Redundancy and restructuring” in Item 8 of this Annual Report on Form 10-K for additional information. Also contributing to the decrease was $4.6 million of lower stock-based compensation expense in the year ended December 31, 2015 due to a majority of outstanding options vesting in 2014 with fewer grants in the year ended December 31, 2015.

The decrease was partially offset by a contract termination fee of $26.2 million related to terminating consulting agreements between us and CVC and CD&R related to the IPO in the year ended December 31, 2015. The remaining $0.5 million increase was related to several insignificant components. Foreign currency translation decreased other operating expenses, net by 2.4% or $4.7 million. Refer to “Note 4: Other operating expenses, net” in Item 8 of this Annual Report on Form 10-K for additional information.

Depreciation and amortization

Depreciation expense increased $3.0 million, or 2.2%, to $136.5 million for the year ended December 31, 2015. Foreign currency translation decreased depreciation expense by 6.8% or $9.1 million. On a constant currency basis, the increase was primarily related to increased purchases of property, plant and equipment, capital lease asset additions and accelerated depreciation on various sites which were undergoing restructuring initiatives during the year ended December 31, 2015.

Amortization expense decreased $7.5 million, or 7.8%, to $88.5 million for the year ended December 31, 2015. Amortization expense decreased 5.0% or $4.8 million due to foreign currency translation and the additional decrease relates to the lower amortization levels of existing customer relationship intangibles partially offset by amortization related to 2015 business acquisitions. Customer relationship intangible assets are amortized on an accelerated basis to mirror the economic pattern of benefit from such relationships.

Impairment charges

There were no impairment charges in the year ended December 31, 2015. Impairment charges of $0.3 million were recorded in the year ended December 31, 2014 relating to ongoing restructuring initiatives.

Interest expense

Interest expense decreased $47.5 million, or 18.4%, to $211.3 million for the year ended December 31, 2015 primarily due to lower average outstanding borrowings under short-term financing agreements, paying the remaining principal balance related to the $600.0 million of outstanding 10.5% senior subordinated notes due 2017 (the “2017 Subordinated Notes”) and the $50.0 million of outstanding 10.5% senior subordinated notes due 2018 (the “2018 Subordinated Notes” and, together with the 2017 Subordinated Notes, the “Senior Subordinated Notes”) during June 2015 and lower interest rates on our long-term debt as a result of the July 2015 debt refinancing transactions. Foreign currency translation decreased interest expense by 1.3% or $3.3 million. These decreases were partially offset by increased interest expense from capital lease obligations. Refer to “Note 14: Debt” in Item 8 of our Annual Report on Form 10-K for additional information.

Loss on extinguishment of debt

Loss on extinguishment of debt increased $10.9 million to $12.1 million for the year ended December 31, 2015. The $12.1 million loss in the year ended December 31, 2015 related to the July 2015 debt refinancing transactions and the write off of unamortized debt issuance costs and debt discount related to the payment of the principal balance related to the Senior Subordinated Notes during June 2015. The $1.2 million loss in the year ended December 31, 2014 related to the write off of unamortized debt issuance costs related to the closure of then-existing European ABL facility during March 2014. Refer to “Note 14: Debt” in Item 8 of this Annual Report on Form 10-K for additional information.

Other (expense) income, net

Other (expense) income, net increased $24.3 million from income of $1.1 million for the year ended December 31, 2014 to an expense of $23.2 million for the year ended December 31, 2015. The increase was primarily driven by debt refinancing costs of $16.5 million and the discontinuance of cash flow hedges of $7.5 million. Refer to “Note 14: Debt” and “Note 16: Derivatives” in Item 8 of this Annual Report on Form 10-K for additional information, respectively. Refer to “Note 6: Other (expense) income, net” in Item 8 of this Annual Report on Form 10-K for additional information.

Income tax expense (benefit)

Income tax expense increased $26.0 million from an income tax benefit of $15.8 million in the year ended December 31, 2014 to an income tax expense of $10.2 million in the year ended December 31, 2015. The increase is primarily due to a lower benefit related to the release of unrealized tax benefits due to the statute of limitations expiration of $15.9 million, an increase in earnings resulting in an increase of $21.9 million, an increase in the expiration of tax attributes of $7.9 million and an increase in non-deductible stock compensation of $3.2 million, offset by a decrease in foreign losses for which a tax benefit may not be recognized of $14.2 million and an increase in valuation allowance release of $8.8 million.

Segment results

Our Adjusted EBITDA by operating segment and in aggregate is summarized in the following tables:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Elimin- ations(1)	Consolidated
	Year ended December 31, 2015
Net sales:
External customers	$5,351.5	$1,376.6	$1,780.1	$473.6	$—	$8,981.8
Inter-segment	112.7	8.6	4.0	0.1	(125.4)	—

Total net sales	5,464.2	1,385.2	1,784.1	473.7	(125.4)	8,981.8
Cost of goods sold (exclusive of depreciation)	4,365.9	1,161.0	1,398.6	382.6	(125.4)	7,182.7

Gross profit	1,098.3	224.2	385.5	91.1	—	1,799.1
Outbound freight and handling	216.9	39.3	59.6	8.8	—	324.6
Warehousing, selling and administrative (operating expenses)	492.6	87.8	226.0	54.1	13.9	874.4

Adjusted EBITDA	$388.8	$97.1	$99.9	$28.2	$(13.9)	$600.1

Other operating expenses, net						106.1
Depreciation						136.5
Amortization						88.5
Interest expense, net						207.0
Loss on extinguishment of debt						12.1
Other expense, net						23.2
Income tax expense						10.2

Net income						$16.5

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Elimin- ations(1)	Consolidated
	Year ended December 31, 2014
Net sales:
External customers	$6,081.4	$1,512.1	$2,230.1	$550.3	$—	$10,373.9
Inter-segment	121.8	10.0	4.5	—	(136.3)	—

Total net sales	6,203.2	1,522.1	2,234.6	550.3	(136.3)	10,373.9
Cost of goods sold (exclusive of depreciation)	5,041.0	1,271.5	1,797.9	469.1	(136.3)	8,443.2

Gross profit	1,162.2	250.6	436.7	81.2	—	1,930.7
Outbound freight and handling	233.3	46.4	75.5	10.3	—	365.5
Warehousing, selling and administrative (operating expenses)	490.9	97.4	276.2	53.3	5.7	923.5

Adjusted EBITDA	$438.0	$106.8	$85.0	$17.6	$(5.7)	$641.7

Other operating expenses, net						197.1
Depreciation						133.5
Amortization						96.0
Impairment charges						0.3
Interest expense, net						250.6
Loss on extinguishment of debt						1.2
Other income, net						(1.1)
Income tax benefit						(15.8)

Net loss						$(20.1)

(1)	Other/Eliminations represents the elimination of intersegment transactions as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.

USA.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	0.6%	Acquisitions	0.9%
Reported sales volumes	(7.6)%	Reported sales volumes	(7.6)%
Sales pricing and product mix	(5.0)%	Sales pricing, product costs and other adjustments	1.2%

Total	(12.0)%	Total	(5.5)%

External sales in the USA segment were $5,351.5 million, a decrease of $729.9 million, or 12.0%, in the year ended December 31, 2015. The increase in external net sales from acquisitions was primarily due to the July 2015 Chemical Associates and April 2015 Key Chemical acquisitions. The decrease in external net sales from reported sales volumes was primarily due to a reduction in sales of upstream oil and gas products driven by reduced market demand. The reduction in external net sales from changes in sales pricing and product mix was primarily driven by lower average selling prices primarily resulting from market driven deflationary pressures on upstream oil and gas product offerings and oil derived products as well as higher sales of lower priced oil and gas products. Gross profit decreased $63.9 million, or 5.5%, to $1,098.3 million in the year ended December 31, 2015. The increase in gross profit from acquisitions was primary due to the Chemical Associates and Key Chemical acquisitions. Excluding the impact of volumes, gross profit increased due to changes in sales pricing, product costs and other adjustments primarily due to growth in the gross margin rates on several of our industrial chemicals driven by focused margin management efforts and the successful implementation of productivity initiatives in the year ended December 31, 2015. Gross margin increased from 19.1% in the year ended December 31, 2014 to 20.5% during the year ended December 31, 2015.

Outbound freight and handling expenses decreased $16.4 million, or 7.0%, to $216.9 million in the year ended December 31, 2015 primarily due to lower reported sales volumes as well as lower diesel fuel costs partially offset by additional expenses from acquisitions. Operating expenses increased $1.7 million, or 0.3%, to $492.6 million in the year ended December 31, 2015 due to higher personnel expenses of $13.0 million primarily due to annual compensation increases and acquisitions as well as higher consulting fees of $6.8 million and higher information technology expenses of $4.5 million related to internal projects focused on improving operations. These increases were partially offset by lower lease expense of $10.3 million primarily due to certain operating leases being replaced by purchased assets as well as capital leases, lower pension expense of $4.4 million related to higher expected returns on assets in the year ended December 31, 2015, and lower pallets and supplies costs of $1.9 million due to lower volumes. The remaining $6.0 million offsetting decrease related to several insignificant components. Operating expenses as a percentage of external sales increased from 8.1% in the year ended December 31, 2014 to 9.2% in the year ended December 31, 2015.

Adjusted EBITDA decreased by $49.2 million, or 11.2%, to $388.8 million in the year ended December 31, 2015. Acquisitions contributed $4.0 million of additional Adjusted EBITDA in the year ended December 31, 2015. Adjusted EBITDA margin increased from 7.2% in the year ended December 31, 2014 to 7.3% in the year ended December 31, 2015 primarily as a result of improved gross margin partially offset by higher operating expenses as a percentage of external net sales.

Canada.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	0.2%	Acquisitions	1.1%
Reported sales volumes	(0.7)%	Reported sales volumes	(0.7)%
Sales pricing and product mix	5.9%	Sales pricing, product costs and other adjustments	3.2%
Foreign currency translation	(14.4)%	Foreign currency translation	(14.1)%

Total	(9.0)%	Total	(10.5)%

External sales in the Canada segment were $1,376.6 million, a decrease of $135.5 million, or 9.0%, in the year ended December 31, 2015. Foreign currency translation decreased external sales dollars as the US dollar strengthened against the Canadian dollar when comparing the year ended December 31, 2015 to the year ended December 31, 2014. On a constant currency basis, external sales dollars increased $81.7 million or 5.4%. The increase in external net sales from acquisitions was due to the October 2015 acquisition of Future/BlueStar. The decrease in external net sales from reported sales volumes was primarily due to decreases in sales of oil and gas products mostly driven by reduced market demand and lower methanol sales due to warmer weather conditions. These decreases were partially offset by increases in agricultural sales, which were primarily driven by favorable weather conditions, increases in mining driven by the stabilization of mineral and gold prices and increased sales to commodity and manufacturing based end markets, driven by the strengthening of the US dollar against the Canadian dollar increasing manufacturing activity within Canada’s eastern region. The increase in external net sales from changes in sales pricing and product mix was primarily driven by higher average selling prices resulting from margin management efforts. Gross profit decreased $26.4 million, or 10.5%, to $224.2 million in the year ended December 31, 2015. The increase in gross profit from acquisitions was due to the acquisition of Future/BlueStar. Excluding the impact of volumes, gross profit increased due to changes in sales pricing, product costs and other adjustments primarily due to the positive impacts from margin management efforts across several industry sectors during the year ended December 31, 2015. Gross margin decreased from 16.6% in the year ended December 31, 2014 to 16.3% in the year ended December 31, 2015 primarily due to higher sales of lower margin products.

Outbound freight and handling expenses decreased $7.1 million, or 15.3%, to $39.3 million primarily due to foreign currency translation and lower reported sales volumes. Operating expenses decreased by $9.6 million, or 9.9%, to $87.8 million in the year ended December 31, 2015 and remained at 6.4% as a percentage of external sales in the year ended December 31, 2015. Foreign currency translation decreased operating expenses by 14.3% or $13.9 million. On a constant currency basis, operating expenses increased $4.3 million, or 4.4%, and the increase primarily related to increased personnel expenses of $7.5 million driven by annual compensation increases and higher headcount related to business needs partially offset by lower pension expense of $2.4 million resulting from the soft freeze of the Canadian pension plan. The remaining $0.8 million decrease related to several insignificant components.

Adjusted EBITDA decreased by $9.7 million, or 9.1%, to $97.1 million in the year ended December 31, 2015. Foreign currency translation decreased Adjusted EBITDA by 14.4% or $15.4 million. On a constant currency basis, Adjusted EBITDA increased $5.7 million, or 5.3%, primarily due to increased external sales generating increased gross profit. Acquisitions contributed $0.8 million of additional Adjusted EBITDA in the year ended December 31, 2015. Adjusted EBITDA margin remained at 7.1% in the year ended December 31, 2015.

EMEA.

Net sales percentage change due to:		Gross profit percentage change due to:
Reported sales volumes	(9.1)%	Reported sales volumes	(9.1)%
Sales pricing and product mix	3.7%	Sales pricing, product costs and other adjustments	13.7%
Foreign currency translation	(14.8)%	Foreign currency translation	(16.3)%

Total	(20.2)%	Total	(11.7)%

External sales in the EMEA segment were $1,780.1 million, a decrease of $450.0 million, or 20.2%, in the year ended December 31, 2015. Foreign currency translation decreased external sales dollars primarily resulting from the US dollar strengthening against the euro and British pound when comparing the year ended December 31, 2015 to the year ended December 31, 2014. The decrease in external net sales from reported sales volumes was primarily due to the continuing implementation of restructuring initiatives focused on our product mix enrichment strategy. The increase in external net sales from changes in sales pricing and product mix was primarily driven by a shift in product mix towards products with higher average selling prices. Gross profit decreased $51.2 million, or 11.7%, to $385.5 million in the year ended December 31, 2015. Excluding the impact of volumes, gross profit increased due to changes in sales pricing, product costs and other adjustments primarily due to the continuing implementation of our product mix enrichment strategy including higher sales in the pharmaceutical product and ingredients end-market. Gross margin increased from 19.6% in the year ended December 31, 2014 to 21.7% in the year ended December 31, 2015 primarily due to the factors impacting gross profit discussed above.

Outbound freight and handling expenses decreased $15.9 million, or 21.1%, to $59.6 million primarily due to foreign currency translation and lower reported sales volumes. Operating expenses decreased $50.2 million, or 18.2%, to $226.0 million in the year ended December 31, 2015, but increased as a percentage of external sales from 12.4% in the year ended December 31, 2014 to 12.7% in the year ended December 31, 2015. Foreign currency translation decreased operating expenses by 16.7% or $46.2 million. On a constant currency basis, operating expenses decreased $4.0 million, or 1.4%, which was primarily related to lower pension expense of $5.0 million related to higher expected asset returns, lower lease expense of $2.0 million due to certain operating leases being replaced by capital leases and lower personnel expenses of $1.4 million due to reduced headcount from redundancy and restructuring initiatives. The remaining $4.4 million increase related to several insignificant components.

Adjusted EBITDA increased by $14.9 million, or 17.5%, to $99.9 million in the year ended December 31, 2015. Foreign currency translation decreased Adjusted EBITDA by 15.7% or $13.3 million. On a constant currency basis, Adjusted EBITDA increased $28.2 million, or 33.2%, due to increased gross profit as well as slight reductions in operating expenses. Adjusted EBITDA margin increased from 3.8% in the year ended December 31, 2014 to 5.6% in the year ended December 31, 2015 primarily as a result of the increase in gross margin.

Rest of World.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	10.5%	Acquisitions	26.2%
Reported sales volumes	(2.0)%	Reported sales volumes	(2.0)%
Sales pricing and product mix	(2.6)%	Sales pricing, product costs and other adjustments	17.6%
Foreign currency translation	(19.8)%	Foreign currency translation	(29.6)%

Total	(13.9)%	Total	12.2%

External sales in the Rest of World segment were $473.6 million, a decrease of $76.7 million, or 13.9%, in the year ended December 31, 2015. Foreign currency translation decreased external sales dollars when comparing the year ended December 31, 2015 to the year ended December 31, 2014 primarily due to the US dollar strengthening against the Mexican peso and Brazilian real. The increase in external net sales from acquisitions was primarily due to the November 2014 acquisition of D’Altomare. The decrease in external net sales from reported sales volumes was primarily due to decreases in the Asia Pacific region partially offset by increases in Mexico. The decrease in external net sales from changes in sales pricing and product mix was primarily due to lower average selling prices resulting from market driven deflationary pressures on upstream oil and gas product offerings and oil derived products. Gross profit increased $9.9 million, or 12.2%, to $91.1 million in the year ended December 31, 2015. The increase in gross profit from acquisitions was driven by the November 2014 acquisition of D’Altomare. Excluding the impact of volumes, gross profit increased due to changes in sales pricing, product costs and other adjustments primarily due to focused margin management efforts. Gross margin increased from 14.8% in the year ended December 31, 2014 to 19.2% in the year ended December 31, 2015 (17.7% excluding D’Altomare in the year ended December 31, 2015) primarily due to the factors impacting gross profit discussed above.

Outbound freight and handling expenses decreased $1.5 million, or 14.6%, to $8.8 million in the year ended December 31, 2015. Foreign currency translation decreased outbound freight and handling expenses by 21.4% or $2.2 million. On a constant currency basis, outbound freight and handling expenses increased $0.7 million or 6.8%, which was primarily due to D’Altomare. Operating expenses increased $0.8 million, or 1.5%, to $54.1 million in the year ended December 31, 2015 and increased as a percentage of external sales from 9.7% in the year ended December 31, 2014 to 11.4% in the year ended December 31, 2015. D’Altomare contributed additional operating expenses of $10.4 million in the year ended December 31, 2015. Foreign currency translation decreased operating expenses by 25.3% or $13.5 million. Excluding the impact of D’Altomare and foreign currency translation, operating expenses increased $3.9 million primarily due to higher personnel expenses of $2.7 million driven by annual compensation increases and higher variable compensation. The remaining $1.2 million increase related to several insignificant components.

Adjusted EBITDA increased by $10.6 million, or 60.2%, to $28.2 million in the year ended December 31, 2015. D’Altomare contributed additional Adjusted EBITDA of $9.8 million in the year ended December 31, 2015. Foreign currency translation decreased Adjusted EBITDA by 47.7% or $8.4 million. On a constant currency basis and excluding D’Altomare, Adjusted EBITDA increased $9.2 million primarily due to increased gross profit. Adjusted EBITDA margin increased from 3.2% in the year ended December 31, 2014 to 6.0% in the year ended December 31, 2015 (5.0% excluding D’Altomare in the year ended December 31, 2015). The increase is a result of the increase in gross margin.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	Year ended				Favorable (unfavorable)	% Change	Impact of currency*
(in millions)	December 31, 2014		December 31, 2013
Net sales	$10,373.9	100.0%	$10,324.6	100.0%	$49.3	0.5%	(1.4)%
Cost of goods sold (exclusive of depreciation)	8,443.2	81.4%	8,448.7	81.8%	5.5	0.1%	1.4%

Gross profit	1,930.7	18.6%	1,875.9	18.2%	54.8	2.9%	(1.1)%
Operating expenses:
Outbound freight and handling	365.5	3.5%	326.0	3.2%	(39.5)	(12.1)%	1.2%
Warehousing, selling and administrative	923.5	8.9%	951.7	9.2%	28.2	3.0%	1.1%
Other operating expenses, net	197.1	1.9%	12.0	0.1%	(185.1)	N/M	N/M
Depreciation	133.5	1.3%	128.1	1.2%	(5.4)	(4.2)%	0.6%
Amortization	96.0	0.9%	100.0	1.0%	4.0	4.0%	0.7%
Impairment charges	0.3	—%	135.6	1.3%	135.3	99.8%	—%

Total operating expenses	1,715.9	16.5%	1,653.4	16.0%	(62.5)	(3.8)%	1.0%

Operating income	214.8	2.1%	222.5	2.2%	(7.7)	(3.5)%	(1.7)%

Other (expense) income:
Interest income	8.2	0.1%	11.0	0.1%	(2.8)	(25.5)%	(1.8)%
Interest expense	(258.8)	(2.5)%	(305.5)	(3.0)%	46.7	15.3%	0.1%
Loss on extinguishment of debt	(1.2)	—%	(2.5)	—%	1.3	52.0%	—%
Other income (expense), net	1.1	—%	(17.6)	(0.2)%	18.7	106.3%	2.8%

Total other expense	(250.7)	(2.4)%	(314.6)	(3.0)%	63.9	20.3%	0.2%

Loss before income taxes	(35.9)	(0.3)%	(92.1)	(0.9)%	56.2	61.0%	(3.4)%
Income tax benefit	(15.8)	(0.2)%	(9.8)	(0.1)%	6.0	61.2%	2.0%

Net loss	$(20.1)	(0.2)%	$(82.3)	(0.8)%	62.2	75.6%	(3.5)%

*	Foreign currency translation is included in the percentage change. Unfavorable impacts from foreign currency translation are designated with parentheses.

Net sales

Net sales percentage change due to:
Acquisitions	0.8%
Reported sales volumes	1.4%
Sales pricing and product mix	(0.3)%
Foreign currency translation	(1.4)%

Total	0.5%

Net sales were $10,373.9 million in the year ended December 31, 2014, an increase of $49.3 million, or 0.5%, from the year ended December 31, 2013. The increase in net sales from acquisitions was driven by the May 2013 acquisition of Quimicompuestos in Mexico. The increase in net sales from reported sales volumes was driven by the USA and Canada segments partially offset by decreases in the EMEA and Rest of World segments. The reduction in net sales from changes in sales pricing and product mix was driven by the USA segment partially offset by increases in the Canada, EMEA and Rest of World segments. Foreign currency translation decreased net sales primarily due to the US dollar strengthening against the Canadian dollar. Refer to the “Segment results” for the year ended December 31, 2014 discussion for additional information.

Gross profit

Gross profit percentage change due to:
Acquisitions	0.5%
Reported sales volumes	1.4%
Sales pricing, product costs and other adjustments	2.1%
Foreign currency translation	(1.1)%

Total	2.9%

Gross profit increased $54.8 million, or 2.9%, to $1,930.7 million for the year ended December 31, 2014. The increase in gross profit from acquisitions was driven by the May 2013 acquisition of Quimicompuestos. Excluding the impact of volumes, gross profit increased due to changes in sales pricing, product costs and other adjustments resulting from increases in the Canada, EMEA and Rest of World segments partially offset by a decrease in the USA segment. Foreign currency translation decreased gross profit primarily due to the US dollar strengthening against the Canadian dollar. Gross margin increased to 18.6% in the year ended December 31, 2014 from 18.2% in the year ended December 31, 2013 due to improved gross margins in the USA, Canada and EMEA segments. Refer to the “Segment results” for the year ended December 31, 2014 discussion for additional information.

Outbound freight and handling

Outbound freight and handling expenses increased $39.5 million, or 12.1%, to $365.5 million for the year ended December 31, 2014, which was primarily attributable to the increase in reported sales volumes, increased expense due to a tighter third-party carrier market and incremental costs from the Quimicompuestos acquisition. Foreign currency translation decreased outbound freight and handling expense by 1.2% or $3.8 million. Refer to the “Segment results” for the year ended December 31, 2014 discussion for additional information.

Warehousing, selling and administrative

Warehousing, selling and administrative expenses decreased $28.2 million, or 3.0%, to $923.5 million for the year ended December 31, 2014. The decrease was primarily attributable to management’s focus on cost control and the realization of the benefits of previously implemented productivity initiatives. This decrease was partially offset by an additional $5.4 million in warehousing, selling and administrative expenses in the year ended December 31, 2014 due to Quimicompuestos. Foreign currency translation decreased warehousing, selling and administrative expenses by 1.1% or $10.3 million. On a constant currency basis and excluding Quimicompuestos, the decrease relates to reductions in professional fees from outside services of $10.0 million and reduced temporary and contract labor expense of $3.2 million due to lower spending on productivity initiatives, uninsured losses and settlements of $7.8 million due to the impact of settlements during the year ended December 31, 2013. The decrease in warehousing, selling and administrative expenses also reflects the impact of reducing legal accruals for contingencies from prior acquisitions where our liability has been extinguished, lower repairs and maintenance of $3.7 million primarily related to reductions in corporate maintenance, lower information technology spending of $2.9 million due to higher spending during the year ended December 31, 2013 related to the implementation of an enterprise resource planning (“ERP”) system and less bad debt expense of $1.8 million primarily related to less bad debt expenses in EMEA during the year ended December 31, 2014. These decreases were partially offset by increases in personnel related expenses of $3.7 million, which were primarily related to increased headcount and variable compensation expense increasing due to improved 2014 financial performance compared to 2013. The remaining $2.4 million increase related to several insignificant components. Refer to the “Segment results” for the year ended December 31, 2014 discussion for additional information.

Other operating expenses, net

Other operating expenses, net increased $185.1 million to $197.1 million for the year ended December 31, 2014. The increase was due to a pension mark to market loss of $117.8 million in the year ended December 31, 2014 compared to a mark to market gain of $73.5 million in the year ended December 31, 2013 relating to the annual remeasurement of our defined benefit plans and other postretirement benefit plans. The 2014 mark to market loss primarily relates to the decrease in the defined benefit pension plans discount rates from December 31, 2013 to December 31, 2014 and the adoption of the new US mortality table as of December 31, 2014. This loss was partially offset by higher than expected plan asset returns during the year ended December 31, 2014. Refer to “Note 8: Employee benefit plans” in Item 8 of this Annual Report on Form 10-K for additional information. The increase in other operating expenses, net was also attributable to a $24.5 million gain due to fair value adjustments in the year ended December 31, 2013 compared to a $1.0 million gain due to fair value adjustments in the year ended December 31, 2014 resulting from the remeasurement of the fair value of the contingent consideration liability associated with our 2012 acquisition of Magnablend (resulting from a reduced probability of Magnablend achieving its performance targets that would trigger contingent consideration payments). These increases were partially offset by lower redundancy and restructuring charges of $19.6 million mainly in the USA and EMEA segments. Refer to “Note 5: Redundancy and Restructuring” in Item 8 of this Annual Report on Form 10-K for additional information. The increases were also partially offset by lower consulting fees of $7.8 million during the year ended December 31, 2014 primarily due to increased expenditures during the year ended December 31, 2013 associated with the implementation of several regional initiatives aimed at streamlining our cost structure and improving our operations. Foreign currency translation decreased other operating expenses, net by $0.8 million. The remaining $1.5 million decrease related to several insignificant components. Refer to “Note 4: Other operating expenses, net” in Item 8 of this Annual Report on Form 10-K for additional information.

Depreciation and amortization

Depreciation expense increased $5.4 million, or 4.2%, to $133.5 million for the year ended December 31, 2014. Quimicompuestos contributed additional depreciation expense of $1.5 million for the year ended December 31, 2014. The remaining increase in depreciation expense primarily related to accelerated depreciation on various sites which are undergoing restructuring initiatives. Foreign currency translation decreased depreciation expense by 0.6% or $0.8 million.

Amortization expense decreased $4.0 million, or 4.0%, to $96.0 million for the year ended December 31, 2014. Amortization expense decreased 0.7% or $0.7 million due to foreign currency translation and the lower amortization levels of existing customer relationship intangibles partially offset by an increase in amortization expense due to the amortization of additional intangible assets associated with Quimicompuestos. Customer relationships are amortized on an accelerated basis to mirror the economic pattern of benefit from such relationship.

Impairment charges

Impairment charges of $0.3 million were recorded in the year ended December 31, 2014 relating to ongoing restructuring initiatives, a decrease of $135.3 million.

Impairment charges of $135.6 million were recorded in the year ended December 31, 2013. The impairment charges primarily represented the write-off of goodwill related to the Rest of World reporting unit as well as the write off of capitalized software development costs related to a global ERP system. The impairment of goodwill was triggered by a deterioration in general economic conditions within some of the reporting unit’s significant locations and revised financial projections for the Company. The impairment of the global ERP system was triggered by our decision to abandon its implementation.

Interest expense

Interest expense decreased $46.7 million, or 15.3%, to $258.8 million for the year ended December 31, 2014 primarily as a result of a decrease in fixed interest rates due to the March 2013 refinancing of the Senior Subordinated Notes and the recognition of $27.1 million in fees associated with the March 2013 early payment on the 2018 Subordinated Notes of $350.0 million. In addition, $9.3 million of the decrease was due to lower average borrowings under short-term financing agreements. Interest expense related to tax contingencies was a gain of $4.7 million and a charge of $0.1 million for a net gain of $4.6 million in the year ended December 31, 2014 compared to a charge of $1.0 million in the year ended December 31, 2013. The net gain in the year ended December 31, 2014 related to accrued interest expense being released as the statute of limitations related to certain tax contingencies expired during the year ended December 31, 2014. Foreign currency translation decreased interest expense by 0.1% or $0.4 million. These decreases were partially offset by increased interest expense generated from interest rate swap contracts of $5.6 million.

Other (expense) income, net

Other (expense) income, net increased $18.7 million, or 106.3%, from an expense of $17.6 million for the year ended December 31, 2013 to income of $1.1 million for the year ended December 31, 2014 primarily as a result of foreign currency transaction gains of $7.7 million in the year ended December 31, 2014 compared to foreign currency transaction losses of $11.0 million in the year ended December 31, 2013, which are primarily related to the strengthening of the US dollar compared to the euro and Canadian dollar during the year ending December 31, 2014. In addition, there were lower debt refinancing fees of $6.2 million in the year ended December 31, 2014. The aforementioned increases to other (expense) income, net were partially offset by an increase of $3.7 million of losses related to undesignated foreign currency derivative instruments. Refer to “Note 6: Other (expense) income, net” in Item 8 of this Annual Report on Form 10-K for additional information.

Income tax benefit

Income tax benefit increased $6.0 million, or 61.2%, to $15.8 million for the year ended December 31, 2014. The increase primarily is due to our release of a net $18.4 million in unrealized tax benefits due to the statute of limitations expiration related to certain tax contingencies as well as a decrease of $11.6 million in foreign losses not benefitted for which a tax benefit may not be recognized.

Segment results

Our Adjusted EBITDA by operating segment and in aggregate is summarized in the following tables:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Elimin- ations(1)	Consolidated
	Year ended December 31, 2014
Net sales:
External customers	$6,081.4	$1,512.1	$2,230.1	$550.3	$—	$10,373.9
Inter-segment	121.8	10.0	4.5	—	(136.3)	—

Total net sales	6,203.2	1,522.1	2,234.6	550.3	(136.3)	10,373.9
Cost of goods sold (exclusive of depreciation)	5,041.0	1,271.5	1,797.9	469.1	(136.3)	8,443.2

Gross profit	1,162.2	250.6	436.7	81.2	—	1,930.7
Outbound freight and handling	233.3	46.4	75.5	10.3	—	365.5
Warehousing, selling and administrative (operating expenses)	490.9	97.4	276.2	53.3	5.7	923.5

Adjusted EBITDA	$438.0	$106.8	$85.0	$17.6	$(5.7)	$641.7

Other operating expenses, net						197.1
Depreciation						133.5
Amortization						96.0
Impairment charges						0.3
Loss on extinguishment of debt						1.2
Interest expense, net						250.6
Other income, net						(1.1)
Income tax benefit						(15.8)

Net loss						$(20.1)

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Elimin- ations(1)	Consolidated
	Year ended December 31, 2013
Net sales:
External customers	$5,964.5	$1,558.7	$2,326.8	$474.6	$—	$10,324.6
Inter-segment	116.5	8.0	4.0	—	(128.5)	—

Total net sales	6,081.0	1,566.7	2,330.8	474.6	(128.5)	10,324.6
Cost of goods sold (exclusive of depreciation)	4,953.4	1,316.6	1,902.9	404.3	(128.5)	8,448.7

Gross profit	1,127.6	250.1	427.9	70.3	—	1,875.9
Outbound freight and handling	201.3	41.6	76.1	7.0	—	326.0
Warehousing, selling and administrative (operating expenses)	492.6	102.4	299.3	48.3	9.1	951.7

Adjusted EBITDA	$433.7	$106.1	$52.5	$15.0	$(9.1)	$598.2

Other operating expenses, net						12.0
Depreciation						128.1
Amortization						100.0
Impairment charges						135.6
Loss on extinguishment of debt						2.5
Interest expense, net						294.5
Other expense, net						17.6
Income tax benefit						(9.8)

Net loss						$(82.3)

(1)	Other/Eliminations represents the elimination of intersegment transactions as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.

USA.

Net sales percentage change due to:		Gross profit percentage change due to:
Reported sales volumes	4.1%	Reported sales volumes	4.1%
Sales pricing and product mix	(2.1)%	Sales pricing, product costs and other adjustments	(1.0)%

Total	2.0%	Total	3.1%

External sales in the USA segment were $6,081.4 million, an increase of $116.9 million, or 2.0%, in the year ended December 31, 2014. The increase in external net sales from reported sales volumes was primarily due to increased sales of hydrochloric acid and caustic soda. The reduction in external net sales from changes in sales pricing and product mix was primarily driven by a shift towards products with lower average selling prices. Gross profit increased $34.6 million, or 3.1%, to $1,162.2 million in the year ended December 31, 2014. Excluding the impact of volumes, gross profit decreased due to changes in sales pricing, product costs and other adjustments primarily due to an increase in product mix towards lower margin products partially offset by higher inventory write-downs of guar during the year ended December 31, 2013 driven by a reduction in guar’s market prices. Gross margin increased from 18.9% in the year ended December 31, 2013 to 19.1% during the year ended December 31, 2014 due to average purchasing costs decreasing at a faster rate than average selling prices and the prior year impact of the guar write-downs.

Outbound freight and handling expenses increased $32.0 million, or 15.9%, to $233.3 million in the year ended December 31, 2014 primarily due to the increase in reported sales volumes as well as increased deliveries to remote locations and the tighter third-party carrier market. Operating expenses decreased $1.7 million, or 0.3%, to $490.9 million in the year ended December 31, 2014 due to lower corporate cost allocations of $6.8 million in the year ended December 31, 2014 resulting from a reduction in overall corporate costs as well as a transfer of certain corporate personnel to the USA segment. The decrease in operating expenses was also due to lower outside professional fees of $4.1 million in the year ended December 31, 2014 resulting from costs incurred in the year ended December 31, 2013 for a sales and operations planning project, lower uninsured losses and settlements of $2.9 million due to higher settlement expenses incurred during the year ended December 31, 2013, increased container recovery of $1.9 million related to implementation of improved tracking of containers and lower external legal fees of $1.5 million due to higher recovery of legal fees from insurance. These reductions were partially offset by higher personnel expenses of $9.1 million resulting from higher headcount, higher temporary labor and contract labor of $2.6 million due to hiring of additional temporary salespeople, higher travel and entertainment expenses of $2.4 million resulting from lower travel levels in the year ended December 31, 2013, increased taxes other than income taxes of $1.8 million related to higher property taxes and increased pallets and supplies expense of $1.7 million related to increased sales volumes. The remaining $2.1 million decrease related to several insignificant components. Operating expenses as a percentage of external sales decreased from 8.3% in the year ended December 31, 2013 to 8.1% in the year ended December 31, 2014.

Adjusted EBITDA increased by $4.3 million, or 1.0%, to $438.0 million in the year ended December 31, 2014. Adjusted EBITDA margin decreased from 7.3% in the year ended December 31, 2013 to 7.2% in the year ended December 31, 2014 primarily as a result of increased freight and handling expenses.

Canada.

Net sales percentage change due to:		Gross profit percentage change due to:
Reported sales volumes	0.7%	Reported sales volumes	0.7%
Sales pricing and product mix	3.3%	Sales pricing, product costs and other adjustments	6.7%
Foreign currency translation	(7.0)%	Foreign currency translation	(7.2)%

Total	(3.0)%	Total	0.2%

External sales in the Canada segment were $1,512.1 million, a decrease of $46.6 million, or 3.0%, in the year ended December 31, 2014. The increase in external net sales from reported sales volumes was primarily due to increases in sales of oil and gas, coatings and adhesives, and food ingredient products, partially offset by decreases in agricultural and forestry products. The increase in external net sales from changes in sales pricing and product mix was primarily driven by increased average selling prices. Foreign currency translation decreased external sales dollars as the US dollar strengthened against the Canadian dollar when comparing the year ended December 31, 2014 to the year ended December 31, 2013. On a constant currency basis, external sales dollars increased $62.8 million or 4.0%. Gross profit increased $0.5 million, or 0.2%, to $250.6 million in the year ended December 31, 2014. Excluding the impact of volumes, gross profit increased due to changes in sales pricing, product costs and other adjustments primarily due to the positive impacts from increased average selling prices during the year ended December 31, 2014, as well as higher product settlement costs and guar inventory write-downs incurred during the year ended December 31, 2013. Gross margin increased from 16.0% in the year ended December 31, 2013 to 16.6% in the year ended December 31, 2014 primarily due to the factors impacting gross profit discussed above.

Outbound freight and handling expenses increased $4.8 million, or 11.5%, to $46.4 million primarily due to the increase in reported sales volumes as well as increased deliveries to customers in remote locations. Operating expenses decreased by $5.0 million, or 4.9%, to $97.4 million in the year ended December 31, 2014 and decreased as a percentage of external sales from 6.6% in the year ended December 31, 2013 to 6.4% in the year ended December 31, 2014. Foreign currency translation decreased operating expenses by 6.9% or $7.1 million. On a constant currency basis, operating expenses increased $2.1 million, or 2.1%, primarily related to higher personnel expenses of $1.0 million resulting from annual compensation increases and increases in headcount and higher outside storage fees of $0.9 million related to increased sales volumes. This increase was partially offset by lower corporate cost allocations of $0.7 million due to lower overall corporate costs. The remaining $0.9 million increase related to several insignificant components.

Adjusted EBITDA increased by $0.7 million, or 0.7%, to $106.8 million in the year ended December 31, 2014. Foreign currency translation decreased Adjusted EBITDA by 7.3% or $7.7 million. On a constant currency basis, Adjusted EBITDA increased $8.4 million due to increased external sales generating increased gross profit. Adjusted EBITDA margin increased from 6.8% in the year ended December 31, 2013 to 7.1% in the year ended December 31, 2014 primarily due to increases in gross margin.

EMEA.

Net sales percentage change due to:		Gross profit percentage change due to:
Reported sales volumes	(4.0)%	Reported sales volumes	(4.0)%
Sales pricing and product mix	0.4%	Sales pricing, product costs and other adjustments	6.4%
Foreign currency translation	(0.6)%	Foreign currency translation	(0.3)%

Total	(4.2)%	Total	2.1%

External sales in the EMEA segment were $2,230.1 million, a decrease of $96.7 million, or 4.2%, in the year ended December 31, 2014. The decrease in external net sales from reported sales volumes was primarily due to the expiration of two high-volume customer contracts which were not renewed by us due to the low margins on those contracts. The increase in external net sales from changes in sales pricing and product mix was primarily driven by a shift in product mix towards products with higher average selling prices. Foreign currency translation decreased external sales dollars primarily resulting from the US dollar strengthening against the euro when comparing the year ended December 31, 2014 to the year ended December 31, 2013. Gross profit increased $8.8 million, or 2.1%, to $436.7 million in the year ended December 31, 2014. Excluding the impact of volumes, gross profit increased due to changes in sales pricing, product costs and other adjustments primarily due to the expiration of two lower margin customer contracts as well as average purchasing costs decreasing at a faster rate than average selling prices on the remaining products. Gross margin increased from 18.4% in the year ended December 31, 2013 to 19.6% in the year ended December 31, 2014 primarily due to the factors impacting gross profit discussed above.

Outbound freight and handling expenses decreased $0.6 million, or 0.8%, to $75.5 million primarily due to the decrease in reported sales volumes. Operating expenses decreased $23.1 million, or 7.7%, to $276.2 million in the year ended December 31, 2014 and decreased as a percentage of external sales from 12.9% in the year ended December 31, 2013 to 12.4% in the year ended December 31, 2014. The decrease primarily related to realizing the benefits of previously implemented productivity initiatives. Foreign currency translation decreased operating expenses by 0.8% or $2.5 million. On a constant currency basis, the decrease resulted from lower outside professional fees of $5.0 million due to higher fees related to margin improvement initiative spending during the year ended December 31, 2013, lower corporate costs of $4.3 million due to lower overall corporate costs, a $3.4 million reduction in uninsured losses and settlements due to higher settlement costs incurred during the year ended December 31, 2013 related to a customer dispute, lower temporary and contract labor of $3.2 million resulting from lower recruiting and training costs, lower bad debts of $2.8 million in 2014 resulting from implementing working capital initiatives and lower spending on information technology of $2.1 million resulting from higher than average spending during the year ended December 31, 2013 related to the implementation of an ERP system. The remaining $0.2 million increase related to several insignificant components.

Adjusted EBITDA increased by $32.5 million, or 61.9%, to $85.0 million in the year ended December 31, 2014 due to increased gross profit and decreased operating expenses. Foreign currency translation increased Adjusted EBITDA by 2.7% or $1.4 million. Adjusted EBITDA margin increased from 2.3% in the year ended December 31, 2013 to 3.8% in the year ended December 31, 2014 as a result of the increase in gross margin and a decrease in operating expenses as a percentage of external sales.

Rest of World.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	16.7%	Acquisitions	14.1%
Reported sales volumes	(10.8)%	Reported sales volumes	(10.8)%
Sales pricing and product mix	13.7%	Sales pricing, product costs and other adjustments	13.2%
Foreign currency translation	(3.6)%	Foreign currency translation	(1.0)%

Total	16.0%	Total	15.5%

External sales in the Rest of World segment were $550.3 million, an increase of $75.7 million, or 16.0%, in the year ended December 31, 2014. The increase in external net sales from acquisitions was driven by the May 2013 acquisition of Quimicompuestos in Mexico. The decrease in external net sales from reported sales volumes was primarily due to decreases in the Asia Pacific region related to competitive pressures and weaker demand. The increase in external net sales from changes in sales pricing and product mix was primarily driven by a market shift in product mix toward products with higher average selling prices in the Asia Pacific region and Brazil. Foreign currency translation decreased external sales dollars when comparing the year ended December 31, 2014 to the year ended December 31, 2013 primarily due to the US dollar strengthening against the Mexican peso and Brazilian real. Gross profit increased $10.9 million, or 15.5%, to $81.2 million in the year ended December 31, 2014. The increase in gross profit from acquisitions was driven by the May 2013 acquisition of Quimicompuestos. Excluding the impact of volumes, gross profit increased due to changes in sales pricing, product costs and other adjustments primarily due to improved margins in the Asia Pacific region resulting from an increased mix of specialty products partially offset by lower margins in Brazil resulting from competitive pressures. Gross margin remained at 14.8% in the year ended December 31, 2014 (15.1% excluding Quimicompuestos due to lower margins resulting from the oil and gas market).

Outbound freight and handling expenses increased $3.3 million, or 47.1%, to $10.3 million in the year ended December 31, 2014 primarily related to an increase from Quimicompuestos partially offset by the decrease in reported sales volumes. Operating expenses increased $5.0 million, or 10.4%, to $53.3 million in the year ended December 31, 2014 and decreased as a percentage of external sales from 10.2% in the year ended December 31, 2013 to 9.7% in the year ended December 31, 2014. Quimicompuestos contributed additional operating expenses of $5.4 million in the year ended December 31, 2014. Foreign currency translation decreased operating expenses by 1.9% or $0.9 million. On a constant currency basis and excluding the impact of Quimicompuestos, the increase of $0.5 million in operating expenses was primarily related to higher personnel expenses of $1.7 million due to increased headcount, which was partially offset by reduced corporate cost allocations of $1.2 million.

Adjusted EBITDA was $17.6 million in the year ended December 31, 2014, an increase of $2.6 million, or 17.3% (an increase of $2.1 million excluding Quimicompuestos) primarily resulting from increased gross profit. Adjusted EBITDA margin remained at 3.2% for the year ended December 31, 2014 (3.6% excluding Quimicompuestos).

Liquidity and Capital Resources

Our primary source of liquidity is cash generated from our operations as well as borrowings under our credit facilities. During the year ended December 31, 2015, we restructured a significant portion of our long term debt obligations. These debt refinancings extended our debt maturity profile and reduced our future interest payments. Refer to “Note 14: Debt” in Item 8 of this Annual Report on Form 10-K for further information on these debt refinancings As of December 31, 2015, our total liquidity was approximately $677.1 million comprised of $489.0 million available under our credit facilities and $188.1 million of cash and cash equivalents. Our primary liquidity and capital resource needs are to service our debt and to finance working capital, capital expenditures, other liabilities and cost of acquisitions. We believe that funds provided by these sources will be adequate to meet our liquidity and capital resource needs for at least the next 12 months under current operating conditions. We have significant working capital needs, although we have implemented several initiatives to improve our working capital and reduce the related financing requirements. The nature of our business, however, requires that we maintain inventories that enable us to deliver products to fill customer orders. As of December 31, 2015, we maintained inventories of $803.4 million, equivalent to approximately 47.0 days of sales (which we calculate on the basis of cost of goods sold for the trailing 90-day period).

Historically, our maintenance capital expenditures have largely tracked our depreciation expense. In executing our growth strategies, our capital expenditures increased moderately and we had annual capital expenditures in the range of 1.1% to 1.6% of net sales over the 2013 to 2015 period. In general, our sustaining capital expenditures represent less than 2% of net sales.

The funded status of our defined benefit pension plans is the difference between our plan assets and projected benefit obligations. Our pension plans in the U.S. and certain other countries had an underfunded status of $244.5 million, $304.2 million and $239.1 million at December 31, 2015, 2014 and 2013, respectively. During

2015, we made contributions of $59.6 million. Based on current projections of minimum funding requirements, we expect to make cash contributions of $28.1 million to our defined benefit pension plans in 2016. The timing for any such requirement in future years is uncertain given the implicit uncertainty regarding the future developments of factors described in “Risk Factors” in Item 1A of this Annual Report on Form 10-K and “Note 8: Employee benefit plans” in Item 8 of this Annual Report on Form 10-K.

We may not be able to repatriate our cash and undistributed earnings held in foreign jurisdictions without incurring additional tax liabilities. See also “Risk Factors” in Item 1A of this Annual Report on Form 10-K for more information.

We may from time to time repurchase our debt or take other steps to reduce our debt. These actions may include open market repurchases, negotiated repurchases or opportunistic refinancing of debt. The amount of debt, if any, that may be repurchased or refinanced will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations. Our affiliates may also purchase our debt from time to time, through open market purchases or other transactions.

Cash Flows

The following table presents a summary of our cash flow activity for the periods set forth below:

	Fiscal Year Ended
(in millions)	December 31, 2015	December 31, 2014	December 31, 2013
Net cash provided by operating activities	$356.0	$126.3	$289.3
Net cash (used) by investing activities	(294.4)	(148.2)	(215.7)
Net cash (used) provided by financing activities	(19.8)	84.1	(110.5)

Cash Provided by Operating Activities

Cash provided by operating activities increased $229.7 million from $126.3 million for the year ended December 31, 2014 to $356.0 million for the year ended December 31, 2015.

Cash provided by operating activities increased by $60.4 million due to an increase in net income exclusive of non-cash items in the year ended December 31, 2015 compared to the year ended December 31, 2014. Refer to “Results of Operations” above for additional information.

The increase in cash flows from changes in operating assets and liabilities include an increase of $318.3 million due to changes in trade accounts receivables, net, inventories and trade accounts payable. In the year ended December 31, 2015, trade accounts receivables, net, inventories and trade accounts payable provided cash because net sales during the three months ended December 31, 2015 were lower than net sales during the three months ended December 31, 2014 primarily due to sales declines within the oil and gas markets. In addition, inventory levels were higher than normal as of December 31, 2014 to support our customer driven initiative related to improving on-time delivery.

The increase in cash flows from changes in operating assets and liabilities also related to accrued interest expenses increasing $14.4 million in the year ended December 31, 2015 compared to an increase of $0.4 million in the year ended December 31, 2014 resulting in a net increase of $14.0 million to cash provided by operations. The increase in accrued interest expenses is due to the July 2015 debt refinancing transactions altering the timing of interest payments.

The increase in cash flows from changes in operating assets and liabilities also includes an increase in other payables of $9.3 million in the year ended December 31, 2015 compared to a decrease of $8.9 million in the year ended December 31, 2014, which is a net increase of $18.2 million. The increase relates to more in-progress productivity projects during the year ended December 31, 2015 when compared to the year ended December 31, 2014.

The increase in cash flows from changes in operating assets and liabilities was partially offset by changes in redundancy and restructuring liabilities. The redundancy and restructuring liabilities increased $32.2 million during the year ended December 31, 2014, which was primarily due to higher facility exit costs and employee termination costs. In the year ended December 31, 2015, the redundancy and restructuring liabilities decreased $1.9 million as payments were higher than new charges. As a result, cash provided by operating activities decreased by $34.1 million in the year ended December 31, 2015. Another factor offsetting the higher cash provided by changes in operating assets and liabilities was a reduction in pension and other postretirement benefit obligations of $52.0 million in the year ended December 31, 2015 compared to an increase in the obligations of $72.8 million in the year ended December 31, 2014, which is a net decrease of $124.8 million. Refer to “Note 8: Employee benefit plans” in Item 8 of this Annual Report on Form 10-K for additional information. Cash provided by operations also decreased due to $11.0 million of higher variable compensation payments and decreased $7.6 million due to lower rebates driven by lower purchasing volumes during the year ended December 31, 2015.

The remaining decrease of $3.7 million related to several insignificant components.

Cash provided by operating activities decreased $163.0 million from $289.3 million for the year ended December 31, 2013 to $126.3 million for the year ended December 31, 2014. The decrease in cash provided by operating activities was primarily due to a decrease of $304.0 million due to working capital changes related to the relatively lower working capital requirements in the year ended December 31, 2013 resulting from higher than normal working capital levels in 2012 caused by a temporary slowdown in the working capital cycle due to the implementation of an ERP system in EMEA. In addition, as of December 31, 2014, we have increased inventory levels to support our customer driven initiative related to improving on-time delivery. Another factor contributing to lower cash provided by operating activities was the decrease of $23.3 million related to prepaid expenses and other current assets primarily consisting of receiving less cash from taxing authorities related to timing of income tax payments in the year ended December 31, 2014 compared to the year ended December 31, 2013. These decreases were partially offset by an increase of $131.7 million in net income exclusive of non-cash items primarily consisting of a decrease of $43.9 million in interest expense, net, an increase of $43.5 million in Adjusted EBITDA and an increase of $18.7 million in other nonoperating income for the year ended December 31, 2014 compared to the year ended December 31, 2013. Another factor offsetting the lower cash provided by operating activities in the year ended December 31, 2014 relates to the cash payments of $19.9 million related to the French penalty during the year ended December 31, 2013. Refer to “Results of Operations” above for additional information. The remaining increase of $12.7 million related to several insignificant components.

Cash (Used) by Investing Activities

Cash used by investing activities increased $146.2 million from $148.2 million for the year ended December 31, 2014 to $294.4 million for the year ended December 31, 2015. The increase primarily related to six acquisitions in the year ended 2015 compared to one acquisition in the year ended December 31, 2014. Refer to “Note 17: Business combinations” in Item 8 of this Annual Report on Form 10-K for additional information. In addition, there was higher spending on capital expenditures of $31.1 million in the year ended December 31, 2015 compared to the year ended December 31, 2014. The increases in capital expenditures primarily related to purchasing assets that replaced operating leases and increased information technology spend related to internal projects focused on improving operations. We expect our capital expenditures for the year ended December 31, 2016 to be lower than the year ended December 31, 2015.

Cash used by investing activities decreased $67.5 million from $215.7 million for the year ended December 31, 2013 to $148.2 million for the year ended December 31, 2014. The decrease primarily consisted of lower spending on acquisitions in the year ended December 31, 2014 compared to the year ended December 31, 2013. In the year ended December 31, 2014, we paid, net of cash acquired, $42.2 million to acquire D’Altomare in Brazil and in the year ended December 31, 2013, we paid, net of cash acquired, $88.7 million to acquire Quimicompuestos in Mexico. In addition, there was a reduction in capital expenditures of $27.4 million resulting from our decision to discontinue an ERP implementation during the second quarter of 2013. Capital expenditures during the year ended December 31, 2014 are approximately 1% of net sales, which historically has been our maintenance capital expenditure level.

Cash (Used) Provided by Financing Activities

Cash used by financing activities increased $103.9 million from cash provided of $84.1 million for the year ended December 31, 2014 to cash used of $19.8 million for the year ended December 31, 2015. The increase in cash used by financing activities was primarily due to the July 2015 refinancing. As part of the refinancing activity, the former senior term loan facilities were paid in full and replaced with the new Senior Term Loan Facility and the Unsecured Notes. The pay-off amount related to the former facility was $80.9 million more than the new debt balance related to the new Senior Term Loan Facility and Unsecured Notes. Furthermore, financing fees paid increased by $23.3 million due to the July 2015 debt refinancing activity in the year ended December 31, 2015 being more significant than the March 2014 debt refinancing activity.

Also contributing to the increase in cash used by financing activities was a $96.5 million smaller increase in our outstanding balances within our ABL facilities during the year ended December 31, 2015 compared to the year ended December 31, 2014. The reduced increase in the ABL balances during the year ended December 31, 2015 primarily related to improved cash flows from operations in the year ended December 31, 2015 compared to December 31, 2014.

The increase in cash used by financing activities was partially offset by closing our IPO and a concurrent private placement of equity during the year ended December 31, 2015. The proceeds, net of fees, related to the IPO and concurrent private placement of equity were $763.6 million. Concurrent with the IPO and private placement of equity, we paid the remaining principal balance of $650.0 million related to the Senior Subordinated Notes. This resulted in a net cash inflow from financing activities of $113.6 million. The remaining increase of $16.8 million primarily related to increased payments on capital leases and several other insignificant components.

Cash provided by financing activities increased $194.6 million from cash used of $110.5 million for the year ended December 31, 2013 to cash provided of $84.1 million for the year ended December 31, 2014. The increase in cash provided by financing activities was primarily due to the increase in our outstanding balances within our ABL facilities of $122.2 million in the year ended December 31, 2014 compared to a decrease of $91.3 million in the year ended December 31, 2013, which resulted in a net increase of $213.5 million. The increase was due to higher working capital needs during the year ended December 31, 2014 compared to the year ended December 31, 2013 due to increased inventories related to our customer driven initiative related to improving on-time delivery. Cash provided by financing activities increased $31.8 million related to changes in short-term financing due to a shift in borrowing more under ABL facilities, which have lower interest rates, versus bank overdrafts in the year ended December 31, 2014 compared to the year ended December 31, 2013. In addition, financing fees paid decreased by $7.1 million due to lower debt refinancing activity in the year ended December 31, 2014 compared to the year ended December 31, 2013. These increases were partially offset by a net cash inflow of $73.6 million in the year ended December 31, 2013 related to the additional borrowings of $423.6 million from the refinancing of the Senior Term Loan Facilities partially offset by the prepayment of $350.0 million related to the 2018 Subordinated Notes. The remaining increase of $15.8 million related to several insignificant components.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations that require us to make future cash payments as of December 31, 2015. The future contractual requirements include payments required for our operating and capital leases, forward currency contracts, indebtedness and any other long-term liabilities reflected on our balance sheet.

	Payment Due by Period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term financing(1)	$33.5	$33.5	$—	$—	$—
Capital leases(1)	57.3	20.0	16.3	11.7	9.3
Long-term debt, including current maturities(1)	3,093.7	39.9	129.9	324.4	2,599.5
Interest(2)	893.9	147.0	274.4	262.2	210.3
Minimum operating lease payments	285.4	62.8	91.7	67.5	63.4
Estimated environmental liability payments(3)	115.5	35.5	26.1	17.5	36.4

Total(4)(5)(6)	$4,479.3	$338.7	$538.4	$683.3	$2,918.9

(1)	See “Note 14: Debt” in Item 8 of this Annual Report on Form 10-K for additional information.
(2)	Interest payments on debt are calculated for future periods using interest rates in effect as of December 31, 2015. Projected interest payments include the related effects of interest rate swap agreements. Certain of these projected interest payments may differ in the future based on changes in floating interest rates, foreign currency fluctuations or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at December 31, 2015. See “Note 14: Debt” and “Note 16: Derivatives” in Item 8 of this Annual Report on Form 10-K for further discussion regarding our debt instruments and related interest rate agreements, respectively.
(3)	Included in the less than one year category is $14.3 million related to environmental liabilities for which the timing is uncertain. The timing of payments is unknown and could differ based on future events. For more information see “Note 18: Commitments and contingencies” in Item 8 of this Annual Report on Form 10-K.
(4)	Due to the high degree of uncertainty related to the timing of future cash outflows associated with unrecognized income tax benefits, we are unable to reasonably estimate beyond one year when settlement will occur with the respective taxing authorities and have excluded such liabilities from this table. At December 31, 2015, we reported a liability for unrecognized tax benefits of $5.2 million. For more information see “Note 7: Income taxes” in Item 8 of this Annual Report on Form 10-K.
(5)	This table excludes our pension and postretirement medical benefit obligations. Based on current projections of minimum funding requirements, we expect to make cash contributions of $28.1 million to our defined benefit pension plans in the year ended December 31, 2016. The timing for any such requirement in future years is uncertain given the implicit uncertainty regarding the future developments of factors described in “Risk Factors” in Item 1A of this Annual Report on Form 10-K and “Note 8: Employee benefit plans” in Item 8 of this Annual Report on Form 10-K.
(6)	Pursuant to the terms of the purchase agreements related to the Future/BlueStar, Arrow Chemical, WEG and Polymer Technologies acquisitions, we are conditionally obligated to make earn-out payments up to $14.4 million excluding Future/Bluestar, which has no fixed maximum payout. These earn-out payments are excluded from the table as there is a high degree of uncertainty regarding the future performance of the acquired companies and thus the payout amounts. Refer to “Note 17: Business combinations” in Item 8 of this Annual Report on Form 10-K for additional information.

We expect that we will be able to fund our remaining obligations and commitments with cash flow from operations. To the extent we are unable to fund these obligations and commitments with cash flow from operations; we intend to fund these obligations and commitments with proceeds from available borrowing capacity under our Senior ABL Facility or under future financings.

Off-Balance Sheet Arrangements

We have few off-balance sheet arrangements. In recent years, our principal off-balance sheet arrangements have consisted primarily of operating leases for facility space and some equipment leasing and we expect to continue these practices. For additional information on these leases, see “Note 18: Commitments and contingencies” in Item 8 of this Annual Report on Form 10-K. We do not use special purpose entities that would create off-balance sheet financing.

Critical Accounting Estimates

General

Preparation of our financial statements in accordance with GAAP requires management to make a number of significant estimates and assumptions that form the basis for our determinations as to the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider an accounting estimate to be critical if that estimate requires that we make assumptions about matters that are highly uncertain at the time we make that estimate and if different estimates that we could reasonably have used or changes in accounting estimates that are reasonably likely to occur could materially affect our consolidated financial statements. We believe that the following critical accounting estimates reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements. Our significant accounting policies are described in “Note 2: Significant accounting policies” in Item 8 of this Annual Report on Form 10-K.

Revenue Recognition

We recognize net sales when persuasive evidence of an arrangement exists, delivery of products has occurred or services are provided to customers, the sales price is fixed or determinable and collectability is reasonably assured. Net sales includes product sales, billings for freight and handling charges and fees earned for services provided, net of any discounts, returns, customer rebates and sales or other revenue-based tax. We recognize product sales and billings for freight and handling charges when products are considered delivered to the customer under the terms of the sale. Fee revenues are recognized when services are completed.

Our sales to customers in the agriculture end markets principally in Canada, often provide for a form of inventory protection through credit and re-bill as well as understandings pursuant to which certain price changes from chemical producers may be passed through to the customer. These arrangements require us to make estimates of potential returns of unused chemicals as well as revenue deferral to the extent the sales price is not considered determinable. The estimates used to determine the amount of revenue associated with product likely to be returned are based on past experience adjusted for any current market conditions.

Goodwill

Goodwill is tested for impairment annually, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is tested for impairment at a reporting unit level using a two-step test. Under the first step of the goodwill impairment test, our estimate of fair value of each reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and we must perform step two of the impairment test (measurement). Step two of the impairment test, if necessary, would require the identification and estimation of the fair value of the reporting unit’s individual assets, including currently unrecognized intangible assets, and liabilities in order to calculate the implied fair value of the reporting unit’s goodwill. Under step two, an impairment loss is recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds the implied fair value. See “Note 12: Goodwill and intangible assets” in Item 8 of this Annual Report on Form 10-K for additional information related to goodwill.

At October 1, 2015, we performed our annual impairment review and concluded the fair value substantially exceeded the carrying value for all reporting units with goodwill balances. There were no events or circumstances from the date of the assessment through December 31, 2015 that would affect this conclusion.

Determining the fair value of a reporting unit requires judgment and involves the use of significant estimates and assumptions by management. The inputs that create the most sensitivity in our goodwill valuation model are the discount rate, terminal growth rate, estimated cash flow projections and market multiples. We can provide no assurance that a material impairment charge will not occur in a future period. Our estimates of future cash flows may differ from actual cash flows that are subsequently realized due to many factors, including future worldwide economic conditions and the expected benefits of our initiatives. Any of these potential factors, or other unexpected factors, may cause us to re-evaluate the carrying value of goodwill.

Environmental Liabilities

As more fully described in “Note 2: Significant accounting policies” and “Note 18: Commitments and contingencies” in Item 8 of this Annual Report on Form 10-K, we recognize environmental contingency liabilities for probable and reasonably estimable losses associated with environmental remediation. The estimated environmental contingency liability includes incremental direct costs of investigations, remediation efforts and post-remediation monitoring. The total environmental reserve at December 31, 2015, and 2014 was $113.2 million and $120.3 million, respectively.

Our environmental reserves are subject to numerous uncertainties that affect our ability to accurately estimate our costs, or our share of costs if multiple parties are responsible. These uncertainties involve the legal, regulatory and enforcement parameters governing environmental assessment and remediation, the nature and extent of contamination at these sites, the extent and cost of assessment and remediation efforts required, the choice of remediation and, in the case of sites with multiple responsible parties, the number and financial strength of other potentially responsible parties. In addition, our determination as to whether a loss is probable may change, particularly as new facts emerge as to the nature or extent of any non-compliance with environmental laws and the costs of assessment and remediation. Our revisions to the environmental reserve estimates have ranged between $1.9 million to $11.3 million between 2015 and 2013.

Defined Benefit Pension and Other Postretirement Obligations

As described more fully in “Note 2: Significant accounting policies” and “Note 8: Employee benefit plans” in Item 8 of this Annual Report on Form 10-K, we sponsor defined benefit pension plans in the U.S. and various other countries. We determine these pension costs and obligations using actuarial methodologies that use several statistical and judgmental factors. These assumptions include discount rates, rates for expected return on assets, rates for compensation increases, mortality rates and retirement rates, as determined by us within certain guidelines. Actual experience different from those estimated and changes in assumptions can result in the recognition of gains and losses in earnings as our accounting policy is to recognize changes in the fair value of plan assets or each plan’s projected benefit obligation in the fourth quarter of each year (the “mark to market” adjustment).

The following table demonstrates the isolated effect of a one percentage-point decrease in our expected return on plan assets, a one-percentage point increase in our annual rate of compensation, and a 25 basis point decrease in our assumed discount rate separately on our 2016 defined benefit pension cost (credit):

2016 Net Benefit Cost (Income)
(Dollars in millions)
Assumed discount rate	$(1.0)
Annual rate of compensation increase	0.6
Expected return on plan assets	9.2

Income Taxes

We are subject to income taxes in the jurisdictions in which we sell products and earn revenues, including the United States, Canada and various Latin American, Asian-Pacific and European jurisdictions. By their nature, a number of our tax positions require us to apply significant judgment in order to properly evaluate and quantify our tax positions and to determine our provision for income taxes. GAAP sets forth a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. GAAP specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions and also requires expanded disclosures. See “Note 7: Income taxes” in Item 8 of this Annual Report on Form 10-K.

Although we believe we have adequately reserved for our uncertain tax positions, the final outcome of these tax matters may be different than our provision. We adjust our reserves for tax positions in light of changing facts and circumstances, such as the closing of a tax audit, the refinement of an estimate or changes in tax laws. To the extent that the final tax outcome of these matters is different than the amounts recorded, the differences are recorded as adjustments to the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. The interest and penalties related to these reserves are recorded as a component of interest expense and warehousing, selling and administrative expenses, respectively.

Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, we are subject to examination of our income tax returns by various tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provisions for income taxes.

We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. Significant judgment in the forecasting of taxable income using historical and projected future operating results is required in determining our provision for income tax and the related asset and liabilities.

In the event that the actual outcome of future tax consequences differs from our estimates and assumptions due to changes or future events such as tax legislation, geographic mix of the earnings, completion of tax audits or earnings repatriation plans, the resulting change to the provision for income taxes could have a material effect on the consolidated statements of operations and consolidated balance sheets.

We have placed a valuation allowance on certain deferred tax assets, including certain of our foreign net operating loss carry forwards. We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of the valuation allowances.

In evaluating our ability to realize our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, our forecast of future market growth, forecasted earnings, future taxable income and prudent and feasible tax planning strategies.

The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. We believe it is more likely than not that the remaining deferred tax assets recorded on our balance sheet will ultimately be realized. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such determination.

Recently Issued and Adopted Accounting Pronouncements

See “Note 2: Significant accounting policies” in Item 8 of this Annual Report on Form 10-K.

Accounting Pronouncements Issued But Not Yet Adopted

See “Note 2: Significant accounting policies” in Item 8 of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Risk Management Objectives and Policies

Our principal financial instruments, other than derivatives, comprise credit facilities and other long-term debt as well as cash and cash equivalents. We have various other financial instruments, such as accounts receivable and accounts payable, which arise directly from our operations. We make use of various financial instruments under a financial policy. We use derivative financial instruments to reduce exposure to fluctuations in foreign exchange rates and interest rates in certain limited circumstances described below. While these derivative financial instruments are subject to market risk, principally based on changes in currency exchange and interest rates, the impact of these changes on our financial position and results of operations is generally offset by a corresponding change in the financial or operating items we are seeking to hedge. We follow a strict policy that prohibits trading in financial instruments other than to acquire and manage these hedging positions. We do not hold or issue derivative or other financial instruments for speculative purposes, or to hedge translation risk.

The principal risks arising from our financial instruments are interest rate risk, product price risk, foreign currency risk and credit risk. Our board of directors reviews and approves policies designed to manage each of these risks, which are summarized below. We also monitor the market-price risk arising from all financial instruments. The interest rate risk to which we are subject at year end is discussed below. Our accounting policies for derivative financial instruments are set out in our summary of significant accounting policies at “Note 2: Significant accounting policies” in Item 8 of this Annual Report on Form 10-K.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. Under our hedging policy, we seek to maintain an appropriate amount of fixed-rate debt obligations, either directly or effectively through interest rate derivative contracts that fix the interest rate payable on all or a portion of our floating rate debt obligations. We assess the anticipated mix of the fixed versus floating amount of debt once a year, in connection with our annual budgeting process, with the purpose of hedging variability of interest expense and interest payments on our variable rate bank debt and maintaining a mix of both fixed and floating rate debt. As of December 31, 2015, approximately 77% of our debt was fixed rate after consideration of interest rate swap contracts.

The interest rates related to our long-term debt decreased since December 31, 2014 due to the July 2015 debt refinancing. Refer to “Note 14: Debt” in Item 8 of this Annual Report on Form 10-K for additional information. As a result, the impact on our earnings before taxes has materially changed when considering a change in variable interest rates.

Below is a chart showing the sensitivity of both a 100 basis point and 200 basis point increase in interest rates (including the impact of derivatives), with other variables held constant on our earnings before tax.

(in millions)	Year Ended December 31, 2015
100 basis point increase in variable interest rates	$9.3
200 basis point increase in variable interest rates	16.5

Foreign Currency Risk

Because we conduct our business on an international basis in multiple currencies, we may be adversely affected by foreign exchange rate fluctuations. Although we report financial results in U.S. dollars, a substantial portion of our net sales and expenses are denominated in currencies other than the U.S. dollar, particularly the euro, the Canadian dollar and European currencies other than the euro, including the British pound sterling. Fluctuations in exchange rates could therefore significantly affect our reported results from period to period as we translate results in local currencies into U.S. dollars. We have not used derivative instruments to hedge the translation risk related to earnings of foreign subsidiaries.

Additionally, our investments in EMEA, Canada and Rest of World are subject to foreign currency risk. Currency fluctuations result in non-cash gains and losses that do not impact income before income taxes, but instead are recorded as accumulated other comprehensive loss in equity in our consolidated balance sheet. We do not hedge our investment in non-U.S. entities because those investments are viewed as long-term in nature.

In addition, there are certain situations where we invoice sales and incur costs in currencies other than those currencies in which we record the financial results for that business operation; however, these exposures are typically of short duration and not material to our overall results. In any event, we tend to hedge this transaction risk either through specific hedges for significant transactions or through hedging on a portfolio basis to address currency transaction mismatches embedded in the large number of smaller transactions.

In 2015, we issued a euro-denominated Term B Loan under our Senior Term Loan Facility in the amount of €250.0 million which is held by Univar USA, a US dollar denominated entity. The issuance of this loan increased our exposure to changes in the value of the euro against the US dollar. The Euro Term B Loan has a variable interest rate based on short-term Eurodollar LIBOR interest rates. In addition, our subsidiaries may advance or accept intercompany loans in currencies other than the business unit’s currency for financial reporting purposes. Our policy is not to hedge these balance sheet revaluations due to the long-term nature of the underlying obligations.

Due to the geographic diversity of our business operations and the local currencies used to record financial results, we are exposed to a wide number of foreign currency relationships. The majority of these relationships are based on the U.S. dollar, euro or British pound sterling. The following table illustrates the sensitivity of our 2015 consolidated earnings and accumulated other comprehensive loss, net of foreign currency derivative instruments, before income taxes to a 10% increase in the value of the U.S. dollar, euro, and, British pounds with all other variables held constant.

Year ended December 31, 2015	Effect on income	Effect on accumulated other comprehensive loss
	(in millions)
10% strengthening of U.S. dollar	$20.7	$(13.8)
10% strengthening of Euro	(30.1)	—
10% strengthening of British pound	0.7	11.9

Product Price Risk

Our business model is to buy and sell at “spot” prices in quantities approximately equal to estimated customer demand. We do not take significant “long” or “short” positions in the products we sell in an attempt to speculate on changes in product prices. As a result, we are not significantly exposed to changes in product selling prices or costs and our exposure to product price risk is not material. Because we maintain inventories in order to serve the needs of our customers, we are subject to the risk of reductions in market prices for chemicals we hold in inventory, but we actively manage this risk on a centralized basis and have reduced our exposure by improving sales forecasting and reducing the period of projected sales for which inventories are held, as well as incorporating low working capital targets within employee incentive plans.

Credit Risk

We have a credit policy in place and monitor exposure to credit risk on an ongoing basis. We perform credit evaluations on all customers requesting credit above a specified exposure level. In the normal course of business, we provide credit to our customers, perform ongoing credit evaluations of these customers and maintain reserves for potential credit losses. In certain situations, we will require upfront cash payment, collateral and/or personal guarantees based on the credit worthiness of the customers. We typically have limited risk from a concentration of credit risk as no individual customer represents greater than 10% of the outstanding accounts receivable balance.

Investments, if any, are only in liquid securities and only with counterparties with appropriate credit ratings. Transactions involving derivative financial instruments are with counterparties with which we have a signed netting agreement and which have appropriate credit ratings. We do not expect any counterparty to fail to meet its obligations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Univar Inc.

We have audited the accompanying consolidated balance sheets of Univar Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Univar Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Chicago, Illinois

March 3, 2016

UNIVAR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

		Year ended December 31,
(in millions, except per share data)	Note	2015	2014	2013
Net sales		$8,981.8	$10,373.9	$10,324.6
Cost of goods sold (exclusive of depreciation)		7,182.7	8,443.2	8,448.7

Gross profit		1,799.1	1,930.7	1,875.9
Operating expenses:
Outbound freight and handling		324.6	365.5	326.0
Warehousing, selling and administrative		874.4	923.5	951.7
Other operating expenses, net	4	106.1	197.1	12.0
Depreciation		136.5	133.5	128.1
Amortization		88.5	96.0	100.0
Impairment charges	11, 12	—	0.3	135.6

Total operating expenses		1,530.1	1,715.9	1,653.4

Operating income		269.0	214.8	222.5

Other (expense) income:
Interest income		4.3	8.2	11.0
Interest expense		(211.3)	(258.8)	(305.5)
Loss on extinguishment of debt	14	(12.1)	(1.2)	(2.5)
Other (expense) income, net	6	(23.2)	1.1	(17.6)

Total other expense		(242.3)	(250.7)	(314.6)

Income (loss) before income taxes		26.7	(35.9)	(92.1)
Income tax expense (benefit)	7	10.2	(15.8)	(9.8)

Net income (loss)		$16.5	$(20.1)	$(82.3)

Income (loss) per common share:
Basic	3	$0.14	$(0.20)	$(0.83)
Diluted	3	0.14	(0.20)	(0.83)
Weighted average common shares outstanding:
Basic	3	119.6	99.7	99.3
Diluted	3	120.1	99.7	99.3

The accompanying notes are an integral part of these consolidated financial statements.

UNIVAR INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

		Year ended December 31,
(in millions)	Note	2015	2014	2013
Net income (loss)		$16.5	$(20.1)	$(82.3)
Other comprehensive (loss) income, net of tax:
Foreign currency translation	10	(212.6)	(118.3)	(70.5)
Pension and other postretirement benefits adjustment	10	(7.3)	(7.3)	(7.0)
Derivative financial instruments	10	3.7	(0.9)	(2.8)

Total other comprehensive loss, net of tax		(216.2)	(126.5)	(80.3)

Comprehensive loss		$(199.7)	$(146.6)	$(162.6)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVAR INC.

CONSOLIDATED BALANCE SHEETS

		December 31,
(in millions, except per share data)	Note	2015	2014 As Adjusted*
Assets
Current assets:
Cash and cash equivalents		$188.1	$206.0
Trade accounts receivable, net		1,026.2	1,277.5
Inventories		803.4	942.7
Prepaid expenses and other current assets		178.6	158.5
Deferred tax assets	7	—	37.1

Total current assets		2,196.3	2,621.8

Property, plant and equipment, net	11	1,082.5	1,032.3
Goodwill	12	1,745.1	1,767.6
Intangible assets, net	12	518.9	574.9
Deferred tax assets	7	3.5	15.5
Other assets		66.1	55.6

Total assets		$5,612.4	$6,067.7

Liabilities and stockholders’ equity
Current liabilities:
Short-term financing	14	$33.5	$61.1
Trade accounts payable		836.0	991.9
Current portion of long-term debt	14	59.9	80.7
Accrued compensation		62.8	73.7
Other accrued expenses	13	301.3	308.1
Deferred tax liabilities	7	—	3.4

Total current liabilities		1,293.5	1,518.9

Long-term debt	14	3,057.4	3,730.6
Pension and other postretirement benefit liabilities	8	251.8	304.5
Deferred tax liabilities	7	58.0	119.7
Other long-term liabilities		135.0	145.9
Commitment and contingencies	18	—	—
Stockholders’ equity:
Preferred stock, 200.0 million shares authorized at $0.01 par value with no shares issued or outstanding as of December 31, 2015 and 2014		—	—
Common stock, 2.0 billion shares authorized at $0.01 par value with 138.0 million shares issued and outstanding at December 31, 2015; 370.2 million shares authorized at $0.000000028 par value with 100.2 million shares issued and outstanding at December 31, 2014		1.4	—
Additional paid-in capital		2,224.7	1,457.6
Accumulated deficit		(985.0)	(1,001.3)
Accumulated other comprehensive loss	10	(424.4)	(208.2)

Total stockholders’ equity		816.7	248.1

Total liabilities and stockholders’ equity		$5,612.4	$6,067.7

*	Adjusted due to the adoption of ASU 2015-03 and ASU 2015-15. Refer to “Note 2: Significant accounting policies” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

UNIVAR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year ended December 31,
(in millions)	Note	2015	2014	2013
Operating activities:
Net income (loss)		$16.5	$(20.1)	$(82.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization		225.0	229.5	228.1
Impairment charges	11, 12	—	0.3	135.6
Amortization of deferred financing fees and debt discount		12.2	16.5	22.7
Amortization of pension credit from accumulated other comprehensive loss	8	(11.9)	(11.9)	(11.6)
Loss on extinguishment of debt	14	12.1	1.2	2.5
Contingent consideration fair value adjustment	15	—	(1.0)	(24.7)
Deferred income taxes	7	(7.4)	(19.6)	(34.4)
Recognition of previously uncertain tax benefits		—	(18.4)	—
Stock-based compensation expense	9	7.5	12.1	15.1
Other		(2.0)	3.3	0.5
Changes in operating assets and liabilities:
Trade accounts receivable, net		198.7	(63.2)	9.3
Inventories		82.3	(90.9)	41.6
Prepaid expenses and other current assets		(29.6)	(8.2)	15.1
Trade accounts payable		(104.1)	12.7	111.7
Pensions and other postretirement benefit liabilities		(52.0)	72.8	(133.8)
Other, net		8.7	11.2	(6.1)

Net cash provided by operating activities		356.0	126.3	289.3

Investing activities:
Purchases of property, plant and equipment		(145.0)	(113.9)	(141.3)
Proceeds from sale of property, plant and equipment		9.5	8.9	11.6
Purchases of businesses, net of cash acquired	17	(153.4)	(42.2)	(86.0)
Other		(5.5)	(1.0)	—

Net cash used by investing activities		(294.4)	(148.2)	(215.7)

Financing activities:
Proceeds from sale of common stock		765.3	3.0	3.3
Proceeds from the issuance of long-term debt	14	2,806.6	177.5	519.0
Payments on long-term debt	14	(3,547.8)	(79.2)	(579.4)
Short-term financing, net	14	(11.5)	(8.2)	(40.0)
Financing fees paid	14	(28.7)	(5.4)	(12.5)
Shares repurchased		(3.6)	(8.0)	(1.8)
Stock option exercises	9	3.0	6.2	0.9
Other		(3.1)	(1.8)	—

Net cash (used by) provided by financing activities		(19.8)	84.1	(110.5)

Effect of exchange rate changes on cash and cash equivalents		(59.7)	(36.6)	(3.6)

Net (decrease) increase in cash and cash equivalents		(17.9)	25.6	(40.5)
Cash and cash equivalents at beginning of period		206.0	180.4	220.9

Cash and cash equivalents at end of period		$188.1	$206.0	$180.4

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes		$38.2	$23.7	$24.1
Interest, net of capitalized interest		169.7	238.5	274.0
Non-cash activities:
Additions of property, plant and equipment included in trade accounts payable and other accrued expenses		10.1	9.3	7.2
Additions of property, plant and equipment under a capital lease obligation		67.7	2.6	—

The accompanying notes are an integral part of these consolidated financial statements.

UNIVAR INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except per share data)	Common stock (shares)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance, January 1, 2013	99.8	$—	$1,426.5	$(898.7)	$(1.4)	$526.4
Net loss	—	—	—	(82.3)	—	(82.3)
Foreign currency translation adjustment, net of tax $11.4	—	—	—	—	(70.5)	(70.5)
Pension and other postretirement benefits adjustment, net of tax $4.6	—	—	—	—	(7.0)	(7.0)
Derivative financial instruments, net of tax $1.6	—	—	—	—	(2.8)	(2.8)
Share issuances	0.2	—	3.3	—	—	3.3
Share repurchases	(0.1)	—	(1.8)	—	—	(1.8)
Stock option exercises	0.1	—	0.9	—	—	0.9
Stock-based compensation	—	—	15.1	—	—	15.1

Balance, December 31, 2013	100.0	$—	$1,444.0	$(981.0)	$(81.7)	$381.3

Net loss	—	—	—	(20.1)	—	(20.1)
Foreign currency translation adjustment, net of tax $9.3	—	—	—	—	(118.3)	(118.3)
Pension and other postretirement benefits adjustment, net of tax $4.6	—	—	—	—	(7.3)	(7.3)
Derivative financial instruments, net of tax $0.5	—	—	—	—	(0.9)	(0.9)
Share issuances	0.2	—	3.0	—	—	3.0
Share repurchases	(0.4)	—	(7.8)	(0.2)	—	(8.0)
Stock option exercises	0.3	—	6.2	—	—	6.2
Stock-based compensation	0.1	—	12.1	—	—	12.1
Excess tax benefit from stock-based compensation	—	—	0.1	—	—	0.1

Balance, December 31, 2014	100.2	$—	$1,457.6	$(1,001.3)	$(208.2)	$248.1

Net income	—	—	—	16.5	—	16.5
Foreign currency translation adjustment, net of tax $7.4	—	—	—	—	(212.6)	(212.6)
Pension and other postretirement benefits adjustment, net of tax $4.6	—	—	—	—	(7.3)	(7.3)
Derivative financial instruments, net of tax $(2.1)	—	—	—	—	3.7	3.7
Share issuances	37.7	—	761.5	—	—	761.5
Change in par value of common stock to $0.01	—	1.4	(1.4)	—	—	—
Share repurchases	(0.2)	—	(3.4)	(0.2)	—	(3.6)
Stock option exercises	0.2	—	3.0	—	—	3.0
Stock-based compensation	0.1	—	7.5	—	—	7.5
Usage of excess tax benefit from stock-based compensation	—	—	(0.1)	—	—	(0.1)

Balance, December 31, 2015	138.0	$1.4	$2,224.7	$(985.0)	$(424.4)	$816.7

The accompanying notes are an integral part of these consolidated financial statements.

UNIVAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015 AND 2014 AND

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

1. Nature of operations

Headquartered in Downers Grove, Illinois, Univar Inc. (“Company” or “Univar”) is a leading global distributor of commodity and specialty chemicals. The Company’s operations are structured into four operating segments that represent the geographic areas under which the Company manages its business:

•	Univar USA (“USA”)

•	Univar Canada (“Canada”)

•	Univar Europe, the Middle East and Africa (“EMEA”)

•	Rest of the World (“Rest of World”)

Rest of World includes certain developing businesses in Latin America (including Brazil and Mexico) and the Asia-Pacific region.

Initial public offering

On June 23, 2015, the Company closed its initial public offering (“IPO”) in which the Company issued and sold 20.0 million shares of common stock at a public offering price of $22.00 per share. In addition, the Company completed a concurrent private placement of $350.0 million for shares of common stock (17.6 million shares) to Dahlia Investments Pte. Ltd., an indirect wholly owned subsidiary of Temasek Holdings (Private) Limited (“Temasek”). The Company received total net proceeds of approximately $760.0 million after deducting underwriting discounts and commissions and other offering expenses of approximately $30.0 million. These expenses were recorded against the proceeds received from the IPO.

Certain selling stockholders sold an additional 25.3 million shares of common stock in the IPO and concurrent private placement. The Company did not receive any proceeds from the sale of these shares.

In connection with the IPO and pursuant to Rule 424(b), the Company filed its final prospectus with the Securities and Exchange Commission on June 19, 2015.

2. Significant accounting policies

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Unless otherwise indicated, all financial data presented in these consolidated financial statements are expressed in US dollars.

Basis of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. Subsidiaries are consolidated if the Company has a controlling financial interest, which may exist based on ownership of a majority of the voting interest, or based on the Company’s determination that it is the primary beneficiary of a variable interest entity. The Company did not have any material interests in variable interest entities (“VIEs”) during the years presented in these consolidated financial statements. All intercompany balances and transactions are eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ materially from these estimates.

Recently issued and adopted accounting pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2014-08 “Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity,” which changes the criteria for reporting discontinued operations. This guidance is applied prospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company adopted the standard for its year and interim periods beginning after December 15, 2014, making this change effective as of January 1, 2015. The adoption of ASU 2014-08 had no impact on our financial results or disclosures for the year ended December 31, 2015.

In April 2015, the FASB issued ASU 2015-03 “Interest-Imputation of Interest (Simplifying the Presentation of Debt Issuance Costs)” (Subtopic 835-30). The core principle of the guidance is that debt issuance costs related to a recognized debt liability will no longer be presented as an asset, but rather be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the ASU. In August 2015, the FASB issued ASU 2015-15 “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” as a supplement to ASU 2015-03, which provided clarification to the presentation of debt issuance costs related to line-of-credit arrangements. The ASU permits an entity to defer and present debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortize the deferred issuance costs over the term of the line-of-credit arrangement. This guidance is effective and will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted.

The Company early adopted the guidance as of December 31, 2015 and adjusted the previously reported periods. The adoption of ASU 2015-03 and ASU 2015-15 resulted in a decrease of $8.9 million in other assets and long-term debt within the December 31, 2014 consolidated balance sheet. The adoption resulted in a decrease of $12.3 million in other assets and long-term debt within the December 31, 2013 consolidated balance sheet.

In September 2015, the FASB issued ASU 2015-16 “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” The core principle of the guidance is that the ASU eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. This ASU requires acquirers to recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The ASU does not change the criteria for determining whether an adjustment qualifies as a measurement-period adjustment and does not change the length of the measurement period. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted and the Company has elected to adopt the ASU as of December 31, 2015. The ASU is applied prospectively to adjustments to provisional amounts that occur after the effective date. That is, the ASU applies to open measurement periods, regardless of the acquisition date. The Company believes the guidance will not have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The core principle of the guidance is that the ASU requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. In addition, valuation allowances are no longer required to be allocated between current and noncurrent deferred tax assets as they will also be classified as noncurrent. The ASU does not impact the requirement to offset deferred tax asset and deferred tax liabilities for each taxpaying component within a jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted and the Company has elected to adopt the ASU on a prospective basis as of December 31, 2015. Prior periods were not retrospectively adjusted. Other than the revised balance sheet presentation of deferred tax assets and liabilities, the adoption of the ASU did not have an effect on the Company’s consolidated financial statements.

Accounting pronouncements issued but not yet adopted

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

In February 2015, the FASB issued ASU 2015-02 “Amendments to the Consolidation Analysis” (Topic 810). The core principle of the guidance is to provide amendments to the current consolidation guidance. The revised consolidation guidance, among other things, modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. This guidance is effective and will be applied for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company believes the guidance will not have a material impact on its consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01 “Financial Instrument – Recognition and Measurement of Financial Assets and Financial Liabilities” (Subtopic 825-10). The core principle of the guidance is that an entity should classify equity securities with readily determinable fair values as “trading” or “available-for-sale” and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. For equity investments that do not have readily determinable fair values, remeasurement is required at fair value either upon the occurrence of an observable price change or upon identification of impairment. The ASU defines an equity investment as “investments in partnerships, unincorporated joint ventures and limited liability companies that do not result in consolidation and are not accounted for under the equity method”. This guidance is applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption and is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this accounting standard update on its internal processes, operating results and financial reporting. The impact is currently not known or reasonably estimable.

In February 2016, the FASB issued ASU 2016-02 “Leases” (Topic 842), which supersedes the lease recognition requirements in ASC Topic 840, “Leases.” The core principal of the guidance is that an entity should recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years. Early adoption is permitted. The guidance is to be applied using a modified retrospective transition method with the option to elect a package of practical expedients. The Company is currently evaluating the impact of the adoption of this accounting standard update on its internal processes, operating results and financial reporting. The impact is currently not known or reasonably estimable.

Cash and cash equivalents

Cash and cash equivalents include all highly-liquid investments with an original maturity at the time of purchase of three months or less that are readily convertible into known amounts of cash. Cash at banks earn interest at floating rates based on daily bank deposit rates.

Trade accounts receivable, net

Trade accounts receivable are stated at the invoiced amount, net of an allowance for doubtful accounts.

In the normal course of business, the Company provides credit to its customers, performs ongoing credit evaluations of these customers and maintains reserves for potential credit losses. In certain situations, the Company will require up-front cash payment, collateral and/or personal guarantees based on the credit worthiness of the customer.

The allowance for doubtful accounts was $14.4 million and $11.8 million at December 31, 2015 and 2014, respectively. The allowance for doubtful accounts is estimated based on prior experience, as well as an individual assessment of collectability based on factors that include current ability to pay, bankruptcy and payment history.

Inventories

Inventories consist primarily of products purchased for resale and are stated at the lower of cost or market. Inventory cost is determined by the weighted average cost method. Inventory cost includes purchase price from suppliers net of any rebates received, inbound freight and handling, and direct labor and other costs incurred to blend and repackage product and excludes depreciation expense. The Company recognized $0.8 million, $0.8 million and $7.3 million of lower of cost or market adjustments to certain of its inventories in the year ended December 31, 2015, 2014 and 2013, respectively. The expense related to these adjustments is included in cost of goods sold (exclusive of depreciation) in the consolidated statements of operations.

Supplier incentives

The Company has arrangements with certain suppliers that provide cash discounts when certain measures are achieved, generally related to purchasing volume. Volume rebates are generally earned and realized when the related products are purchased during the year. The reduction in cost of goods sold (exclusive of depreciation) is recorded when the related products, on which the rebate was earned, are sold. Discretionary rebates are recorded when received. The unpaid portion of rebates from suppliers is recorded in prepaid expenses and other current assets in the consolidated balance sheets.

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

The estimated useful lives of plant, property and equipment are as follows:

Buildings	10-50 years
Main components of tank farms	5-40 years
Containers	2-15 years
Machinery and equipment	5-20 years
Furniture, fixtures and others	5-20 years
Information technology	3-10 years

The Company evaluates the carrying value of property, plant and equipment for impairment if an event occurs or circumstances change that would indicate the carrying value may not be recoverable. If an asset is tested for possible impairment, the Company compares the carrying amount of the related asset group to future undiscounted net cash flows expected to be generated by that asset group. If the carrying amount of the asset group is not recoverable on an undiscounted cash flow basis, an impairment loss is recognized to the extent that the carrying amount exceeds its estimated fair value.

Leasehold improvements are capitalized and amortized over the lesser of the term of the applicable lease, including renewable periods if reasonably assured, or the useful life of the improvement.

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

Refer to “Note 11: Property, plant and equipment, net” for further information.

Goodwill and intangible assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations.

Goodwill is tested for impairment annually on October 1, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is tested for impairment at a reporting unit level using a two-step test. Under the first step of the goodwill impairment test, the Company’s estimate of fair value of each reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company must perform step two of the impairment test (measurement). Step two of the impairment test, if necessary, would require the identification and estimation of the fair value of the reporting unit’s individual assets, including currently unrecognized intangible assets and liabilities in order to calculate the implied fair value of the reporting unit’s goodwill. Under step two, an impairment loss is recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds the implied fair value.

To determine fair value, the Company relies on two valuation techniques: the income approach and the market approach. The results of these two approaches are given equal weighting in determining the fair value of each reporting unit.

The income approach is a valuation technique used to convert future expected cash flows to a present value. The income approach is dependent on several management assumptions, including estimates of future sales growth, gross margins, operating costs, terminal growth rates, capital expenditures, changes in working capital requirements and the weighted average cost of capital (discount rate). Expected cash flows used under the income approach are developed in conjunction with the Company’s budgeting and forecasting process and are based on the latest three-year projections approved by management. Based on the use of unobservable inputs, as described above, the fair value measurement is classified as Level 3 under the fair-value hierarchy.

The discount rates used in the income approach are an estimate, based in part, on the rate of return that a market participant would expect of each reporting unit. The discount rates are based on short-term interest rates and the yields of long-term corporate and government bonds, as well as the typical capital structure of companies in the industry. The discount rates used for each reporting unit may vary depending on the risk inherent in the cash flow projections, as well as the risk level that would be perceived by a market participant.

A terminal value is included at the end of the projection period used in the discounted cash flow analysis in order to reflect the remaining value that each reporting unit is expected to generate. The terminal value represents the present value subsequent to the last year of the projection period of cash flows into perpetuity. The terminal growth rate is a key assumption used in determining the terminal value as it represents the annual growth of all subsequent cash flows into perpetuity.

The market approach measures fair value based on prices generated by market transactions involving identical or comparable assets or liabilities. Under the market approach, the Company estimates fair value by applying earnings before interest, taxes, depreciation and amortization (“EBITDA”) market multiples of the Company itself and other comparable companies to each reporting unit. Comparable companies are identified based on a review of publicly traded companies in the Company’s line of business. The comparable companies were selected after consideration of several factors, including whether the companies are subject to similar financial and business risks.

Intangible assets consist of customer and supplier relationships and contracts, intellectual property trademarks, trade names, non-compete agreements and exclusive distribution rights. Intangible assets have finite lives and are amortized over their respective useful lives of 2 to 20 years. Amortization of intangible assets is based on the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up which is based on the undiscounted cash flows, or when not reliably determined, on a straight-line basis. Intangible assets are tested for impairment if an event occurs or circumstances change that indicates the carrying value may not be recoverable.

Customer relationship intangible assets represent the fair value allocated in purchase price accounting for the ongoing relationships with an existing customer base acquired in a business combination. The fair value of customer relationships is determined using the excess earnings methodology, an income based approach. The excess earnings methodology provides an estimate of the fair value of customer relationship assets by deducting economic costs, including operating expenses and contributory asset charges from revenue expected to be generated by the asset. These estimated cash flows are then discounted to the present value equivalent.

Refer to “Note 12: Goodwill and intangible assets” for further information.

Short-term financing

Short-term financing includes bank overdrafts and short-term lines of credit. Refer to “Note 14: Debt” for further information.

Long-term debt

Long-term debt consists of loans with original maturities greater than one year. Fees paid in connection with the execution of line-of-credit arrangements are included in other assets and fees paid in connection with the execution of a recognized debt liability as a direct deduction from the carrying amount of that debt liability. These fees are amortized using the effective interest method over the term of the related debt or expiration of the line-of-credit arrangement. Refer to “Note 14: Debt” for further information.

Income taxes

The Company is subject to income taxes in the US and numerous foreign jurisdictions. Significant judgment in the forecasting of taxable income using historical and projected future operating results is required in determining the Company’s provision for income taxes and the related assets and liabilities. The provision for income taxes includes income taxes paid, currently payable or receivable and those deferred.

In the event that the actual outcome of future tax consequences differs from the Company’s estimates and assumptions due to changes or future events such as tax legislation, geographic mix of the earnings, completion of tax audits or earnings repatriation plans, the resulting change to the provision for income taxes could have a material effect on the consolidated statement of operations and consolidated balance sheet.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the revised tax rate is enacted.

The Company records valuation allowances to reduce deferred tax assets to the extent it believes it is more likely than not that a portion of such assets will not be realized. In making such determinations, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and the ability to carry back losses to prior years. Realization is dependent upon generating sufficient taxable income prior to expiration of tax attribute carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized, or if not, a valuation allowance has been recorded. The Company continues to monitor the value of its deferred tax assets, as the amount of the deferred tax assets considered realizable, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced, or current tax planning strategies are not implemented.

US GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than fifty percent likelihood of being realized.

The Company recognizes interest and penalties related to unrecognized tax benefits within interest expense and warehousing, selling and administrative, respectively, in the accompanying consolidated statements of operations. Accrued interest and penalties are included within either other accrued expenses or other long-term liabilities in the consolidated balance sheets.

Refer to “Note 7: Income taxes” for further information.

Pension and other postretirement benefit plans

The Company sponsors several defined benefit and defined contribution plans. The Company’s contributions to defined contribution plans are charged to income during the period of the employee’s service.

The benefit obligation and cost of defined benefit pension plans and other postretirement benefits are calculated based upon actuarial valuations, which involves making assumptions about discount rates, expected rates of return on assets, future salary increases, future health care costs, mortality rates and future pension increases. Due to the long-term nature of these plans, such estimates are subject to significant uncertainty.

The projected benefit obligation is calculated separately for each plan based on the estimated future benefit employees have earned in return for their service based on the employee’s expected date of retirement. Those benefits are discounted to determine the present value of the benefit obligations using the projected unit-credit method. A liability is recognized on the balance sheet for each plan with a projected benefit obligation in excess of plan assets at fair value. An asset is recorded for each plan with plan assets at fair value in excess of the projected benefit obligation.

The Company recognizes the actuarial gains or losses that arise during the period within other operating expenses, net in the consolidated statement of operations. This “mark to market” adjustment is recognized at each December 31. This adjustment primarily includes gains and losses resulting from changes in discount rates and the difference between the expected rate of return on plan assets and actual plan asset returns. Curtailment and settlement gains and losses are recognized in other operating expenses, net in the statement of operations.

Curtailment losses must be recognized in the statement of operations when it is probable that a curtailment will occur and its effects are reasonably estimable. However, a curtailment gain is recognized in the statement of operations when the related employees terminate or the plan suspension or amendment is adopted, whichever is applicable. Settlement gains and losses are recognized in the period in which the settlement occurs, regardless of how probable it is at an earlier date that the settlement will occur and despite the fact that the probable gain or loss may be reasonably estimable before the settlement actually takes place. All other components of net periodic benefit cost are classified as warehousing, selling and administrative expenses in the consolidated statements of operations. The Company recognizes prior service costs or credits that arise during the period in other comprehensive loss, and amortizes these items in subsequent periods as components of net periodic benefit cost.

The fair value of plan assets is used to calculate the expected return on assets component of the net periodic benefit cost.

Refer to “Note 8: Employee benefit plans” for further information.

Leases

All leases that are determined not to meet any of the capital lease criteria are classified as operating leases. Operating lease payments are recognized as an expense in the statement of operations on a straight-line basis over the lease term.

The Company leases certain vehicles and equipment that qualify for capital lease classification. Assets under capital leases are carried at historical cost, net of accumulated depreciation and are included in property, plant and equipment, net in the consolidated balance sheet. Depreciation expense related to the capital lease assets is included in depreciation expense in the consolidated statement of operations. Refer to “Note 11: Property, plant and equipment, net” for further information.

The present value of minimum lease payments under a capital lease is included in current portion of long-term debt and long-term debt in the consolidated balance sheet. The capital lease obligation is amortized utilizing the effective interest method and interest expense related to the capital lease obligation is included in interest expense in the consolidated statement of operations. Refer to “Note 18: Commitments and contingencies” for further information.

Contingencies

A loss contingency is recorded if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. The Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the ultimate loss. Changes in these factors and related estimates could materially affect the Company’s financial position and results of operations. Legal expenses are recorded as legal services are provided. Refer to “Note 18: Commitments and contingencies” for further information.

Environmental liabilities

Environmental contingencies are recognized for probable and reasonably estimable losses associated with environmental remediation. Incremental direct costs of the investigation, remediation effort and post-remediation monitoring are included in the estimated environmental contingencies. Expected cash outflows related to environmental remediation for the next 12 months and amounts for which the timing is uncertain are reported as current within other accrued expenses in the consolidated balance sheets. The long-term portion of environmental liabilities is reported within other long-term liabilities in the consolidated balance sheets on an undiscounted basis, except for sites for which the amount and timing of future cash payments are fixed or reliably determinable. Environmental remediation expenses are included within warehousing, selling and administrative expenses in the consolidated statements of operations, unless associated with disposed operations, in which case such expenses are included in other operating expenses, net.

Environmental costs are capitalized if the costs extend the life of the property, increase its capacity and/or mitigate or prevent contamination from future operations.

Refer to “Note 18: Commitments and contingencies” for further information.

Revenue recognition

The Company recognizes net sales when persuasive evidence of an arrangement exists, delivery of products has occurred or services are provided to customers, the sales price is fixed or determinable and collectability is reasonably assured. Net sales includes product sales, billings for freight and handling charges and fees earned for services provided, net of any discounts, returns, customer rebates and sales or other revenue-based tax. The Company recognizes product sales and billings for freight and handling charges when products are considered delivered to the customer under the terms of the sale. Fee revenues are recognized when services are completed.

The Company’s sales to customers in the agriculture end-market, principally in Canada, often provide for a form of inventory protection through credit and re-bill as well as understandings pursuant to which certain price changes from chemical producers may be passed through to the customer. These arrangements require us to make estimates of potential returns of unused chemicals as well as revenue deferral to the extent the sales price is not considered determinable. The estimates used to determine the amount of revenue associated with product likely to be returned are based on past experience adjusted for any current market conditions.

Foreign currency translation

The functional currency of the Company’s subsidiaries is the local currency, unless the primary economic environment requires the use of another currency. Transactions denominated in foreign currencies are translated into the functional currency of each subsidiary at the rate of exchange on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are translated into the functional currency of each subsidiary at period-end exchange rates. These foreign currency transaction gains and losses are recognized in other (expense) income, net in the consolidated statements of operations.

Foreign currency gains and losses relating to intercompany borrowings that are considered a part of the Company’s investment in a foreign subsidiary are reflected as a component of currency translation within accumulated other comprehensive loss in stockholders’ equity. In the years ended December 31, 2015, 2014 and 2013, total foreign currency (losses) gains related to such intercompany borrowings were $(11.2) million, $(7.1) million and $7.5 million, respectively.

Assets and liabilities of foreign subsidiaries are translated into US dollars at period-end exchange rates. Income and expense accounts of foreign subsidiaries are translated at the average exchange rates for the period. The net exchange gains and losses arising on this translation are reflected as a component of currency translation within accumulated other comprehensive loss in stockholders’ equity.

Stock-based compensation plans

The Company measures the total amount of employee stock-based compensation expense for a grant based on the grant date fair value of each award and recognizes the stock-based compensation expense on a straight-line basis over the requisite service period for each separately vesting tranche of an award. Stock-based compensation is based on awards expected to vest and, therefore, has been reduced by estimated forfeitures. Stock-based compensation expense is classified within other operating expenses, net in the consolidated statements of operations. Refer to “Note 9: Stock-based compensation” for further information.

Share repurchases

The Company does not hold any treasury shares as all shares of common stock are retired upon repurchase. Furthermore, when share repurchases occur and the common stock is retired, the excess of repurchase price over par is allocated between additional paid-in capital and accumulated deficit such that the portion allocated to additional paid-in-capital being limited to the additional paid-in-capital created from that particular share issuance (i.e. the book value of those shares) plus any resulting leftover additional paid-in-capital from previous share repurchases in instances where the repurchase price was lower than the original issuance price.

Fair value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. US GAAP specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

Level 1	Quoted prices for identical instruments in active markets.

Level 2	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuation in which all significant inputs and significant value drivers are observable in active markets.

Level 3	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

When available, the Company uses quoted market prices to determine fair value and classifies such items as Level 1. In cases where a market price is not available, the Company will make use of observable market-based inputs to calculate fair value, in which case the items are classified as Level 2. If quoted or observable market prices are not available, fair value is based upon internally developed valuation techniques that use, where possible, current market-based or independently sourced market information. Items valued using internally generated valuation techniques are classified according to the lowest level input that is significant to the valuation, and may be classified as Level 3 even though there may be significant inputs that are readily observable. Refer to “Note 15: Fair value measurements” for further information.

Certain financial instruments, such as derivative financial instruments, are required to be measured at fair value on a recurring basis. Other financial instruments, such as the Company’s own debt, are not required to be measured at fair value on a recurring basis. The Company elected to not make an irrevocable election to measure financial instruments and certain other items at fair value.

Derivatives

The Company uses derivative financial instruments, such as foreign currency contracts, interest rate swaps and interest rate caps to manage its risks associated with foreign currency and interest rate fluctuations. Derivative financial instruments are recorded in either prepaids and other current assets, other assets, other accrued expenses or other long-term liabilities in the condensed consolidated balance sheets at fair value. The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles. The fair value of interest rate swaps is determined by estimating the net present value of amounts to be paid under the agreement offset by the net present value of the expected cash inflows based on market rates and associated yield curves. For derivative contracts with the same counterparty where the Company has a master netting arrangement with the counterparty, the fair value of the asset/liability is presented on a net basis within the consolidated balance sheets. Refer to “Note 15: Fair value measurements” for additional information relating to the gross and net balances of derivative contracts. Changes in the fair value of derivative financial instruments are recognized in the consolidated statements of operations unless specific hedge accounting criteria are met. Cash flows associated with derivative financial instruments are recognized in the operating section of the consolidated statements of cash flows.

For the purpose of hedge accounting, derivatives are classified as either fair value hedges, where the instrument hedges the exposure to changes in the fair value of a recognized asset or liability, or cash flow hedges, where the instrument hedges the exposure to variability in cash flows that are either attributable to a particular risk associated with a recognized asset or liability or a highly probable forecasted transaction. Gains and losses on derivatives that meet the conditions for fair value hedge accounting are recognized immediately in the consolidated statements of operations, along with the offsetting gain or loss on the related hedged item. For derivatives that meet the conditions for cash flow hedge accounting, the effective portion of the gain or loss on the derivative is recognized in accumulated other comprehensive loss on the consolidated balance sheet and the ineffective portion is recognized immediately in other (expense) income, net within the consolidated statement of operations. Amounts in accumulated other comprehensive loss are reclassified to the consolidated statement of operations in the same period in which the hedged transactions affect earnings.

For derivative instruments designated as hedges, the Company formally documents the hedging relationship to the hedged item and its risk management strategy. The Company assesses the effectiveness of its hedging instruments at inception and on an ongoing basis. Hedge accounting is discontinued when the hedging instrument is sold, expired, terminated or exercised, or no longer qualifies for hedge accounting.

Refer to “Note 16: Derivatives” for further information.

Earnings per share

Basic earnings per share is based on the weighted average number of common shares outstanding during each period, which excludes nonvested restricted stock and stock options. Diluted earnings per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period. The Company reflects common share equivalents relating to stock options and nonvested restricted stock in its computation of diluted weighted average shares outstanding unless the effect of inclusion is anti-dilutive. The effect of dilutive securities is calculated using the treasury stock method. Refer to “Note 3: Earnings per share” for further information.

3. Earnings per share

The following table presents the basic and diluted earnings per share computations:

	Year ended December 31,
(in millions, except per share data)	2015	2014	2013
Basic:
Net income (loss)	$16.5	$(20.1)	$(82.3)
Weighted average common shares outstanding	119.6	99.7	99.3

Basic income (loss) per common share	$0.14	$(0.20)	$(0.83)

Diluted:
Net income (loss)	$16.5	$(20.1)	$(82.3)
Weighted average common shares outstanding	119.6	99.7	99.3
Effect of dilutive securities:
Stock compensation plans(1)	0.5	—	—

Weighted average common shares outstanding – diluted	120.1	99.7	99.3

Diluted income (loss) per common share	$0.14	$(0.20)	$(0.83)

(1)	Stock options to purchase approximately 2.0 million, 5.0 million and 5.2 million shares of common stock and restricted stock of 0.0 million, 0.4 million and 0.4 million were outstanding during the years ended December 31, 2015, 2014 and 2013, respectively, but were not included in the calculation of diluted income (loss) per share as the impact of these stock options and restricted stock would have been anti-dilutive.

4. Other operating expenses, net

Other operating expenses, net consisted of the following items:

	Year ended December 31,
(in millions)	2015	2014	2013
Pension mark to market loss (gain).	$21.1	$117.8	$(73.5)
Pension curtailment and settlement gains	(4.0)	—	—
Acquisition and integration related expenses	7.1	3.7	5.0
Contingent consideration fair value adjustments	—	(1.0)	(24.7)
Stock-based compensation expense	7.5	12.1	15.1
Redundancy and restructuring	33.8	46.2	65.8
Advisory fees to CVC and CD&R(1)	2.8	5.9	5.2
Contract termination fee to CVC and CD&R	26.2	—	—
French penalty(2)	—	—	(4.8)
Other	11.6	12.4	23.9

Total other operating expenses, net	$106.1	$197.1	$12.0

(1)	Significant stockholders are CVC Capital Partners (“CVC”) and Clayton, Dubilier & Rice, LLC (“CD&R”).
(2)	The Company’s French penalty accrual of $7.7 million at December 31, 2011 was increased during 2012 and then reduced to $0.0 million at December 31, 2013 after the fine of $19.91 million (€15.18 million) was paid. Refer to “Note 18: Commitments and contingencies” for further information on the French penalty.

5. Redundancy and restructuring

Redundancy and restructuring charges relate to the implementation of several regional strategic initiatives aimed at streamlining the Company’s cost structure and improving its operations primarily within the USA and EMEA operating segments. These actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. The redundancy and restructuring charges are included in other operating expenses, net within the consolidated statement of operations.

The following tables summarize activity related to accrued liabilities associated with redundancy and restructuring:

(in millions)	January 1, 2015	Charge to earnings	Cash paid	Non-cash and other	December 31, 2015
Employee termination costs	$27.8	$28.3	$(22.9)	$(2.2)	$31.0
Facility exit costs	20.4	2.4	(7.2)	(0.1)	15.5
Other exit costs	0.3	3.0	(3.2)	—	0.1

Total	$48.5	$33.7	$(33.3)	$(2.3)	$46.6

(in millions)	January 1, 2014	Charge to earnings	Cash paid	Non-cash and other	December 31, 2014
Employee termination costs	$26.7	$25.1	$(21.7)	$(2.3)	$27.8
Facility exit costs(1)	7.8	14.9	(2.1)	(0.2)	20.4
Other exit costs	0.3	6.2	(5.9)	(0.3)	0.3

Total	$34.8	$46.2	$(29.7)	$(2.8)	$48.5

(1)	During the year ended December 31, 2014, facility exit costs were revised by $8.8 million due to changes in estimated sub-lease income and were included in other operating expenses, net in the consolidated statement of operations.

Redundancy and restructuring liabilities of $34.6 million and $32.3 million were classified as current in other accrued expenses in the consolidated balance sheet as of December 31, 2015 and 2014, respectively. The long-term portion of redundancy and restructuring liabilities of $12.1 million and $16.2 million were recorded in other long-term liabilities in the consolidated balance sheet as of December 31, 2015 and 2014, respectively and primarily consists of facility exit costs that are expected to be paid within the next five years.

While the Company believes the recorded redundancy and restructuring liabilities are adequate, revisions to current estimates may be recorded in future periods based on new information as it becomes available.

6. Other (expense) income, net

Other (expense) income, net consisted of the following gains (losses):

	Year ended December 31,
(in millions)	2015	2014	2013
Foreign currency transactions	$(0.8)	$(0.6)	$(0.9)
Foreign currency denominated loans revaluation	8.9	8.3	(10.1)
Undesignated foreign currency derivative instruments(1)	(4.8)	(3.9)	(0.2)
Undesignated interest rate swap contracts(1)	2.0	—	—
Ineffective portion of cash flow hedges(1)	(0.4)	0.2	(0.2)
Loss due to discontinuance of cash flow hedges(1)	(7.5)	—	—
Debt refinancing costs(2)	(16.5)	—	(6.2)
Other	(4.1)	(2.9)	—

Total other (expense) income, net	$(23.2)	$1.1	$(17.6)

(1)	Refer to “Note 16: Derivatives” for more information.
(2)	Refer to “Note 14: Debt” for more information.

7. Income taxes

For financial reporting purposes, income (loss) before income taxes includes the following components:

	Year ended December 31,
(in millions)	2015	2014	2013
Income (loss) before income taxes
United States	$(13.0)	$(6.4)	$5.5
Foreign	39.7	(29.5)	(97.6)

Total income (loss) before income taxes	$26.7	$(35.9)	$(92.1)

The expense (benefit) for income taxes is summarized as follows:

	Year ended December 31,
(in millions)	2015	2014	2013
Current:
Federal	$0.6	$(18.6)	$1.0
State	2.5	5.4	7.0
Foreign	14.5	17.0	16.6

Total current	17.6	3.8	24.6

Deferred:
Federal	(12.3)	(11.3)	(34.0)
State	1.7	(1.0)	(0.4)
Foreign	3.2	(7.3)	—

Total deferred	(7.4)	(19.6)	(34.4)

Total income tax expense (benefit)	$10.2	$(15.8)	$(9.8)

The reconciliation between the US statutory tax rate and the Company’s effective tax rate is presented as follows:

	Year ended December 31,
(in millions)	2015	2014	2013
US federal statutory income tax expense (benefit) applied to income (loss) before income taxes	$9.3	$(12.6)	$(32.2)
State income taxes, net of federal benefit	3.3	1.8	4.8
Foreign tax rate differential	(6.5)	(4.2)	(7.0)
Non-taxable interest income	(14.1)	(13.8)	(14.7)
Valuation allowance release on expired or utilized tax attributes	(9.0)	(0.2)	(0.3)
Expiration of tax attributes	8.1	0.2	0.3
Foreign losses not benefited	7.5	21.7	33.3
Effect of flow-through entities	4.2	3.6	(10.8)
Non-deductible stock-based compensation	3.5	0.3	0.8
Non-deductible expense	3.5	2.9	7.2
Recognition of previously uncertain tax benefits	(2.5)	(18.4)	—
Adjustment to prior year tax due to changes in estimates	1.6	0.2	(7.7)
Change in statutory income tax rates	1.1	0.4	3.8
Deemed dividends from foreign subsidiaries	0.6	0.4	0.3
Non-deductible interest expense	0.5	1.1	2.2
Withholding and other taxes based on income	0.5	0.9	0.8
Foreign exchange rate remeasurement	(0.4)	0.7	—
Goodwill impairment	—	—	26.0
Tax deductible goodwill	—	—	(6.7)
French indirect tax penalty	—	—	(1.8)
Changes in contingent consideration	—	(0.3)	(8.6)
Other	(1.0)	(0.5)	0.5

Total income tax expense (benefit)	$10.2	$(15.8)	$(9.8)

The consolidated deferred tax assets and liabilities are detailed as follows:

	December 31,
(in millions)	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$122.1	$107.2
Environmental reserves	46.4	47.5
Interest	95.1	87.2
Tax credit and capital loss carryforwards	10.1	16.6
Pension	95.9	106.5
Flow-through entities	39.4	39.5
Stock options	11.7	13.3
Inventory	5.0	7.3
Other temporary differences	33.8	44.4

Gross deferred tax assets	459.5	469.5
Valuation allowance	(193.0)	(204.1)

Deferred tax assets, net of valuation allowance	266.5	265.4

Deferred tax liabilities:
Property, plant and equipment, net	(179.0)	(176.6)
Intangible assets	(138.1)	(155.5)
Other temporary differences	(3.9)	(3.8)

Deferred tax liabilities	(321.0)	(335.9)

Net deferred tax liability	$(54.5)	$(70.5)

The changes in the valuation allowance were as follows:

	December 31,
(in millions)	2015	2014
Beginning balance	$204.1	$201.1
Increase related to foreign net operating loss carryforwards	5.5	15.0
Decrease related to expiration of tax attributes	(7.0)	(0.2)
Foreign currency	(9.8)	(12.6)
Increase (decrease) related to other items	0.2	0.8

Ending balance	$193.0	$204.1

As of December 31, 2015, the total remaining tax benefit of available federal, state and foreign net operating loss carryforwards recognized on the balance sheet amounted to $33.0 million (tax benefit of operating losses of $122.1 million reduced by a valuation allowance of $89.1 million). Total net operating losses at December 31, 2015 and 2014 amounted to $428.3 million and $393.9 million, respectively. If not utilized, $115.3 million of the available loss carryforwards will expire between 2016 and 2020; subsequent to 2020, $98.0 million will expire. The remaining losses of $215.0 million have an unlimited life. The US federal and certain state net operating loss carryforwards are subject to limitations under Section 382 of the Internal Revenue Code and applicable state tax law. In certain foreign jurisdictions, net operating loss carryforwards may be subject to certain restrictions due to direct or indirect changes in control of the Company.

As the result of intercompany dividend payments from Canada to the US in prior years, the Company has carryforward foreign tax credits. These unused foreign tax credits are subject to a ten-year carryforward life. As of December 31, 2015, the amount of unused foreign tax credits total $3.9 million. If the unused credits are not utilized, $3.9 million of the unused foreign tax credits will expire in 2016. No benefit relating to the future utilization of the unused foreign tax credits was recorded during the period ended December 31, 2015.

Except as required under US tax law, the Company does not provide for US taxes on approximately $583.3 million of cumulative undistributed earnings of foreign subsidiaries that have not been previously taxed since the Company intends to invest such undistributed earnings indefinitely outside of the US. Determination of the unrecognized deferred tax liability that would be incurred if such amounts were not indefinitely reinvested is not practicable.

The changes in unrecognized tax benefits included in other long-term liabilities, excluding interest and penalties, are as follows:

	Year ended December 31,
(in millions)	2015	2014
Beginning balance	$8.5	$40.3
Reductions for tax positions of prior years	—	(0.2)
Reductions due to the statute of limitations expiration	(2.3)	(30.7)
Foreign exchange	(1.0)	(0.9)

Ending balance	$5.2	$8.5

The Company’s unrecognized tax benefit consists largely of foreign interest expense liabilities as of December 31, 2015. The Company believes that it is reasonably possible that approximately $1.3 million of its currently remaining unrecognized tax benefits may be recognized by the end of 2016 as a result of an audit or a lapse of the statute of limitations.

The Company has net $5.2 million and $8.5 million of unrecognized tax benefits at December 31, 2015 and 2014, respectively. As of December 31, 2015, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate for continuing and discontinued operations was $5.2 million. No remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, if any, would not have an impact on the effective tax rate.

The total liability included in other long-term liabilities associated with the interest and penalties was $0.0 million and $0.6 million at December 31, 2015 and 2014, respectively. The Company recorded $(0.6) million, $0.1 million and $0.5 million in interest expense related to unrecognized tax benefits in the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company files income tax returns in the US and various state and foreign jurisdictions. As of December 31, 2015, the Company’s tax years for 2012 through 2014 are subject to examination by the tax authorities. With limited exceptions or limitations on adjustment due to net operating loss carrybacks or utilization, as of December 31, 2015, the Company generally is no longer subject to US federal, state, local or foreign examinations by tax authorities for years before 2012.

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

In September 2014, the CRA issued the 2008 and 2009 Notice of Reassessments for federal corporate income tax liabilities of $11.9 million (Canadian) and $11.0 million (Canadian), respectively, and a departure tax liability of $9.0 million (Canadian). The Company filed its Notice of Objection to the Reassessments in September 2014. In April 2015 the Company received the 2008 and 2009 Alberta Notice of Reassessments of $6.0 million (Canadian) and $5.8 million (Canadian), respectively. The Company filed its Notice of Objection to the Alberta Reassessments in June 2015. The Reassessments reflect the additional tax liability and interest relating to those tax years should the CRA be successful in its assertion of the General Anti-Avoidance Rule relating to the Canadian restructuring described above. At December 31, 2015, the total federal and provincial tax liability assessed to date, including interest of $33.4 million (Canadian), is $106.5 million (Canadian). In August 2014, the Company remitted a required deposit on the February 2013 Notice of Assessment relating to the Company’s 2007 tax year by issuing a Letter of Credit in the amount of $44.7 million (Canadian). The Letter of Credit amount reflects the proposed assessment of $29.4 million (Canadian) and accrued interest, and will expire in August 2016.

In February 2015, the CRA notified the Company it would be required to remit a cash deposit of approximately $21.5 million (Canadian) in March 2015, representing one-half of the September 2014 Notice of Assessment tax liability relating to tax years 2008 and 2009, plus interest. In March 2015, the Company requested a judicial review of this additional cash deposit requirement at the Federal Court (Canada). The CRA subsequently advised that its decision was not final and requested the Company to withdraw its request for judicial review. The Company subsequently withdrew its request and provided the CRA with its submission to hold the collection of the assessments relating to tax years 2008 and 2009 in abeyance pending the outcome of the Tax Court of Canada’s decision on the General Anti-Avoidance Rule matter. To date, the Company has not received a response to its submission from the CRA.

The Company has not recorded any liabilities for these matters in its financial statements, as it believes it is more likely than not that the Company’s position will be sustained.

8. Employee benefit plans

Defined benefit pension plans

The Company sponsors defined benefit plans that provide pension benefits for employees upon retirement in certain jurisdictions including the US, Canada, United Kingdom and several other European countries.

On July 1, 2015, the defined benefit plan in Canada was amended, such that the remaining members accruing benefits under the defined benefit provisions will cease future accrual of credited service under the defined benefit provision. These members will commence participation under a defined contribution benefit plan for service as of July 1, 2015. Future salary increases will continue to be reflected in their legacy defined pension benefits for the foreseeable future.

The US, Canada and United Kingdom defined benefit pension plans are closed to new entrants. Benefits accrued by participants in the United Kingdom plan were frozen as of December 1, 2010. Benefits accrued by participants in the US plans were frozen as of December 31, 2009. These amendments to freeze benefits were made in conjunction with a benefit plan review which provides for enhanced benefits under defined contribution plans available to all employees in the United Kingdom and the US.

The following summarizes the Company’s defined benefit pension plans’ projected benefit obligations, plan assets and funded status:

	Domestic		Foreign		Total
	Year ended December 31,		Year ended December 31,		Year ended December 31,
(in millions)	2015	2014	2015	2014	2015	2014
Change in projected benefit obligations:
Actuarial present value of benefit obligations at beginning of year	$728.8	$615.0	$614.1	$567.0	$1,342.9	$1,182.0
Service cost	—	—	5.4	7.0	5.4	7.0
Interest cost	30.8	31.6	20.1	23.2	50.9	54.8
Benefits paid	(30.1)	(28.0)	(29.6)	(21.5)	(59.7)	(49.5)
Settlement	—	—	(19.0)	—	(19.0)	—
Curtailment	—	—	(2.6)	—	(2.6)	—
Actuarial (gain) loss	(37.6)	110.2	(5.1)	85.7	(42.7)	195.9
Foreign exchange and other	—	—	(51.6)	(47.3)	(51.6)	(47.3)

Actuarial present value of benefit obligations at end of year	$691.9	$728.8	$531.7	$614.1	$1,233.6	$1,342.9

Change in the fair value of plan assets:
Plan assets at beginning of year	$522.1	$476.6	$516.6	$466.3	$1,038.7	$942.9
Actual return on plan assets	(13.9)	58.0	12.6	78.6	(1.3)	136.6
Contributions by employer	19.5	15.5	40.1	31.3	59.6	46.8
Benefits paid	(30.1)	(28.0)	(29.6)	(21.5)	(59.7)	(49.5)
Settlement	—	—	(17.6)	—	(17.6)	—
Foreign exchange and other	—	—	(40.6)	(38.1)	(40.6)	(38.1)

Plan assets at end of year	497.6	522.1	481.5	516.6	979.1	1,038.7

Funded status at end of year	$(194.3)	$(206.7)	$(50.2)	$(97.5)	$(244.5)	$(304.2)

Net amounts related to the Company’s defined benefit pension plans recognized in the consolidated balance sheets consist of:

	Domestic		Foreign		Total
	December 31,		December 31,		December 31,
(in millions)	2015	2014	2015	2014	2015	2014
Overfunded net benefit obligation in other assets	$—	$—	$9.5	$—	$9.5	$—
Current portion of net benefit obligation in other accrued expenses	(3.3)	(3.3)	(1.9)	(2.2)	(5.2)	(5.5)
Long-term portion of net benefit obligation in pension and other postretirement benefit liabilities	(191.0)	(203.4)	(57.8)	(95.3)	(248.8)	(298.7)

Net liability recognized at end of year	$(194.3)	$(206.7)	$(50.2)	$(97.5)	$(244.5)	$(304.2)

The following table summarizes defined benefit pension plans with accumulated benefit obligations in excess of plan assets:

	Domestic		Foreign		Total
	December 31,		December 31,		December 31,
(in millions)	2015	2014	2015	2014	2015	2014
Accumulated benefit obligation	$691.9	$728.8	$71.4	$580.3	$763.3	$1,309.1
Fair value of plan assets	497.6	522.1	36.3	516.6	533.9	1,038.7

The following table summarizes defined benefit pension plans with projected benefit obligations in excess of plan assets:

	Domestic		Foreign		Total
	December 31,		December 31,		December 31,
(in millions)	2015	2014	2015	2014	2015	2014
Projected benefit obligation	$691.9	$728.8	$207.7	$614.1	$899.6	$1,342.9
Fair value of plan assets	497.6	522.1	148.0	516.6	645.6	1,038.7

The total accumulated benefit obligation for domestic defined benefit pension plans as of December 31, 2015 and 2014 was $691.9 million and $728.8 million, respectively, and for foreign defined benefit pension benefit plans as of December 31, 2015 and 2014 was $505.2 million and $580.3 million, respectively.

The following table summarizes the components of net periodic benefit cost (credit) recognized in the consolidated statements of operations related to defined benefit pension plans:

	Domestic			Foreign			Total
	Year ended December 31,			Year ended December 31,			Year ended December 31,
(in millions)	2015	2014	2013	2015	2014	2013	2015	2014	2013
Service cost	$—	$—	$—	$5.4	$7.0	$9.0	$5.4	$7.0	$9.0
Interest cost	30.8	31.6	28.6	20.1	23.2	21.8	50.9	54.8	50.4
Expected return on plan assets	(35.8)	(32.1)	(30.7)	(30.2)	(28.1)	(25.7)	(66.0)	(60.2)	(56.4)
Amortization of unrecognized prior service costs	—	—	—	—	—	0.2	—	—	0.2
Settlement(1)	—	—	—	(1.4)	—	—	(1.4)	—	—
Curtailment(1)	—	—	—	(2.6)	—	—	(2.6)	—	—
Actuarial (gain) loss	12.1	84.3	(66.2)	12.5	35.2	(6.3)	24.6	119.5	(72.5)

Net periodic benefit (credit) cost	$7.1	$83.8	$(68.3)	$3.8	$37.3	$(1.0)	$10.9	$121.1	$(69.3)

(1)	The settlement and curtailment gains are a result of the restructuring activities in the EMEA segment.

Other postretirement benefit plan

Other postretirement benefits relate to a health care plan for retired employees in the US. In 2009, the Company approved a plan to phase out the benefits provided under this plan by 2020. As a result of this change, the benefit obligation was reduced by $76.8 million and a curtailment gain of $73.1 million was recognized in accumulated other comprehensive loss and is being amortized to the consolidated statements of operations over the average future service period, which has approximately three months remaining as of December 31, 2015.

The following summarizes the Company’s other postretirement benefit plan’s accumulated postretirement benefit obligation, plan assets and funded status:

	Other postretirement benefits
	Year ended December 31,
(in millions)	2015	2014
Change in accumulated postretirement benefit obligations:
Actuarial present value of benefit obligations at beginning of year	$6.7	$7.9
Service cost	0.1	0.1
Interest cost	0.2	0.4
Contributions by participants	0.5	1.0
Benefits paid	(0.6)	(1.0)
Actuarial gain	(3.5)	(1.7)

Actuarial present value of benefit obligations at end of year	$3.4	$6.7

Change in the fair value of plan assets:
Plan assets at beginning of year	$—	$—
Contributions by employer	0.1	—
Contributions by participants	0.5	1.0
Benefits paid	(0.6)	(1.0)

Plan assets at end of year	—	—

Funded status at end of year	$(3.4)	$(6.7)

Net amounts related to the Company’s other postretirement benefit plan recognized in the consolidated balance sheets consist of:

	Other postretirement benefits
	December 31,
(in millions)	2015	2014
Current portion of net benefit obligation in other accrued expenses	$(0.4)	$(0.9)
Long-term portion of net benefit obligation in pension and other postretirement benefit liabilities	(3.0)	(5.8)

Net liability recognized at end of year	$(3.4)	$(6.7)

The following table summarizes the components of net periodic benefit credit recognized in the consolidated statements of operations related to other postretirement benefit plans:

	Other postretirement benefits
	Year ended December 31,
(in millions)	2015	2014	2013
Service cost	$(0.1)	$(0.1)	$(0.1)
Interest cost	(0.2)	(0.4)	(0.3)
Amortization of unrecognized prior service credits	11.9	11.9	12.0
Actuarial gain	3.5	1.7	1.0

Net periodic benefit credit	$15.1	$13.1	$12.6

The following summarizes pre-tax amounts included in accumulated other comprehensive loss related to other postretirement benefit plans:

	Other postretirement benefits
	December 31,
(in millions)	2015	2014
Net prior service credit	$3.9	$15.8

The following table summarizes the amounts in accumulated other comprehensive loss at December 31, 2015 that are expected to be amortized as components of net periodic benefit credit during the next fiscal year related to other postretirement benefit plans:

(in millions)	Other postretirement benefits
Prior service credit	$3.9

Actuarial assumptions

Defined benefit pension plans

The significant weighted average actuarial assumptions used in determining the benefit obligations and net periodic benefit cost (credit) for the Company’s defined benefit plans are as follows:

	Domestic		Foreign
	December 31,		December 31,
	2015	2014	2015	2014
Actuarial assumptions used to determine benefit obligations at end of period:
Discount rate	4.74%	4.31%	4.25%	3.51%
Expected annual rate of compensation increase	N/A	N/A	2.86%	2.80%

	Domestic			Foreign
	Year ended December 31,			Year ended December 31,
	2015	2014	2013	2015	2014	2013
Actuarial assumptions used to determine net periodic benefit cost (credit) for the period:
Discount rate	4.31%	5.25%	4.33%	3.51%	4.29%	3.93%
Expected rate of return on plan assets	7.50%	7.50%	7.50%	6.07%	6.06%	6.13%
Expected annual rate of compensation increase	N/A	N/A	N/A	2.80%	2.82%	3.04%

Discount rates are used to measure benefit obligations and the interest cost component of net periodic benefit cost (credit). The Company selects its discount rates based on the consideration of equivalent yields on high-quality fixed income investments at each measurement date. Discount rates are based on a benefit cash flow-matching approach and represent the rates at which the Company’s benefit obligations could effectively be settled as of the measurement date.

For domestic defined benefit plans, the discount rates are based on a hypothetical bond portfolio approach. The hypothetical bond portfolio is constructed to comprise AA-rated corporate bonds whose cash flow from coupons and maturities match the expected future plan benefit payments.

The discount rate for the foreign defined benefit plans are based on a yield curve approach. For plans in countries with a sufficient corporate bond market, the expected future benefit payments are matched with a yield curve derived from AA-rated corporate bonds, subject to minimum amounts outstanding and meeting other selection criteria. For plans in countries without a sufficient corporate bond market, the yield curve is constructed based on prevailing government yields and an estimated credit spread to reflect a corporate risk premium.

The expected long-term rate of return on plan assets reflects management’s expectations on long-term average rates of return on funds invested to provide for benefits included in the benefit obligations. The long-term rate of return assumptions are based on the outlook for equity and fixed income returns, with consideration of historical returns, asset allocations, investment strategies and premiums for active management when appropriate. Assumptions reflect the expected rates of return at the beginning of the year.

The Company adopted new US mortality tables in the year ended December 31, 2014 for purposes of determining the Company’s mortality assumption used in the US defined benefit plans’ liability calculation. The new assumptions considered the Society of Actuary’s recent mortality experience study and reflect a version of the table and future improvements produced. The updated mortality assumption resulted in an increase of approximately $32.0 million or 4.5% to the benefit obligation as of December 31, 2014 after reflecting the discount rate change.

Other postretirement benefit plan

For the other postretirement benefit plan, the discount rate used to determine the benefit obligation at December 31, 2015 and 2014 was 4.54% and 3.80%, respectively. The discount rate used to determine net periodic benefit credit for the year ended December 31, 2015, 2014 and 2013 was 3.80%, 4.02% and 3.23%, respectively. Health care cost increases did not have a significant impact on the Company’s postretirement benefit obligations in the years presented as a result of the 2009 plan to phase out the health care benefits provided under the US plan.

Plan assets

Plan assets for defined benefit plans are invested in global equity and debt securities through professional investment managers with the objective to achieve targeted risk adjusted returns and to maintain liquidity sufficient to fund current benefit payments. Each funded defined benefit plan has an investment policy that is administered by plan trustees with the objective of meeting targeted asset allocations based on the circumstances of that particular plan. The investment strategy followed by the Company varies by country depending on the circumstances of the underlying plan. Less mature plan benefit obligations are funded by using more equity securities as they are expected to achieve long-term growth while exceeding inflation. More mature plan benefit obligations are funded using a higher allocation of fixed income securities as they are expected to produce current income with limited volatility. The Company has adopted a dynamic investment strategy whereby as the plan funded status improves, the investment strategy is migrated to more liability matching assets, and return seeking assets are reduced. Risk management practices include the use of multiple asset classes for diversification purposes. Specific guidelines for each asset class and investment manager are implemented and monitored.

The weighted average target asset allocation for defined benefit pension plans in the year ended December 31, 2015 is as follows:

	Domestic	Foreign
Asset category:
Equity securities	50.0%	39.3%
Debt securities	45.0%	45.7%
Other	5.0%	15.0%

Total	100.0%	100.0%

Plan asset valuation methodologies are described below:

Fair value methodology	Description
Cash	This represents cash at banks. The amount of cash in the bank account represents the fair value.

Investment funds	Values are based on the net asset value of the units held at year end. The net asset values are based on the fair value of the underlying assets of the funds, minus their liabilities, and then divided by the number of units outstanding at the valuation date. The funds are traded on private markets that are not active; however, the unit price is based primarily on observable market data of the fund’s underlying assets.

Insurance contracts	The fair value is based on the present value of the accrued benefit.

Domestic defined benefit plan assets

The Company classified its domestic plan assets according to the fair value hierarchy described in “Note 2: Significant accounting policies.” The following summarizes the fair value of domestic plan assets by asset category and level within the fair value hierarchy.

	December 31, 2015
(in millions)	Total	Level 1	Level 2
Cash	$2.3	$2.3	$—
Investments funds(1)	495.3	—	495.3

Total	$497.6	$2.3	$495.3

(1)	This category includes investments in 30.3% in US equities, 19.6% in non-US equities, 45.1% in US corporate bonds and 5.0% in other investments.

	December 31, 2014
(in millions)	Total	Level 1	Level 2
Cash	$2.1	$2.1	$—
Investments funds(1)	520.0	—	520.0

Total	$522.1	$2.1	$520.0

(1)	This category includes investments in 31.0% in US equities, 18.1% in non-US equities, 45.9% in US corporate bonds and 5.0% in other investments.

Foreign defined benefit plan assets

The Company classified its foreign plan assets according to the fair value hierarchy described in “Note 2: Significant accounting policies.” The following summarizes the fair value of foreign plan assets by asset category and level within the fair value hierarchy:

	December 31, 2015
(in millions)	Total	Level 1	Level 2	Level 3
Cash	$7.6	$7.6	$—	$—
Investments:
Investment funds(1)	460.1	—	460.1	—
Insurance contracts	13.8	—	—	13.8

Total investments	473.9	—	460.1	13.8

Total	$481.5	$7.6	$460.1	$13.8

(1)	This category includes investments in 11.6% in US equities, 29.7% in non-US equities, 4.1% in US corporate bonds, 24.2% in non-US corporate bonds, 0.3% in US government bonds, 17.7% in non-US government bonds and 12.4% in other investments.

The following table presents changes in the foreign plan assets valued using significant unobservable inputs (Level 3):

(in millions)	Insurance contracts
Balance at January 1, 2015	$14.8
Actual return to plan assets:
Related to assets still held at year end	0.6
Purchases, sales and settlements, net	(0.1)
Foreign exchange	(1.5)

Balance at December 31, 2015	$13.8

The following summarizes the fair value of foreign plan assets by asset category and level within the fair value hierarchy:

	December 31, 2014
(in millions)	Total	Level 1	Level 2	Level 3
Cash	$1.9	$1.9	$—	$—
Investments:
Investment funds(1)	499.9	—	499.9	—
Insurance contracts	14.8	—	—	14.8

Total investments	514.7	—	499.9	14.8

Total	$516.6	$1.9	$499.9	$14.8

(1)	This category includes investments in 11.1% in US equities, 35.9% in non-US equities, 3.6% in US corporate bonds, 9.5% in non-US corporate bonds, 0.7% in US government bonds, 28.8% in non-US government bonds and 10.4% in other investments.

The following table presents changes in the foreign plan assets valued using significant unobservable inputs (Level 3):

(in millions)	Insurance contracts
Balance at January 1, 2014	$14.2
Actual return on plan assets:
Related to assets still held at year end	2.0
Purchases, sales and settlements, net	0.6
Foreign exchange	(2.0)

Balance at December 31, 2014	$14.8

Contributions

The Company expects to contribute approximately $0.0 million and $28.1 million to its domestic and foreign defined benefit pension plan funds in 2016, respectively, including direct payments to plan participants in unfunded plans. The Company does not plan on making any discretionary contributions in 2016. In many countries, local pension protection laws have been put in place, which have introduced minimum funding requirements for qualified pension plans. As a result, the Company’s required funding of contributions to its pension plans may vary in the future.

Benefit payments

The following table shows benefit payments that are projected to be paid from plan assets in each of the next five years and in aggregate for five years thereafter:

	Defined benefit pension plans			Other postretirement benefits
(in millions)	Domestic	Foreign	Total
2016	$32.4	$17.5	$49.9	$0.5
2017	34.0	19.3	53.3	0.5
2018	35.5	19.3	54.8	0.6
2019	37.2	22.8	60.0	0.6
2020	38.4	21.0	59.4	0.1
2021 through 2025	210.5	114.9	325.4	0.4

Defined contribution plans

The Company provides defined contribution plans to assist eligible employees in providing for retirement or other future needs. Under such plans, company contribution expense amounted to $31.4 million, $30.8 million and $28.9 million in the years ended December 31, 2015, 2014 and 2013, respectively.

Multi-employer plans

The Company has 18 union bargaining agreements in the US that stipulate contributions to one of three union pension trusts. These bargaining agreements are generally negotiated on three-year cycles and cover employees in driver and material handler positions at 16 represented locations.

The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:

a.	Assets contributed to the multi-employer plan by the Company may be used to provide benefits to employees of other participating employers.

b.	If the Company stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

c.	If the Company chooses to stop participating in some of its multi-employer plans, it may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company’s participation in these plans for the annual period ended December 31, 2015 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN) and the three-digit plan number. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2015 and 2014 is for the plan’s year end at December 31, 2014 and December 31, 2013, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the “red zone” are less than 65 percent funded, plans in the “yellow zone” are less than 80 percent funded and plans in the “green zone” are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration dates of the collective-bargaining agreement(s) to which the plans are subject. There are no minimum contributions required for future periods by the collective-bargaining agreements, statutory obligations or other contractual obligations.

Pension fund	EIN/Pension plan number	PPA zone status		FIP/RP status pending/ implemented	Contributions(1)			Surcharge imposed	Expiration dates of collective bargaining agreement(s)
					Year ended December 31,
		2015	2014		2015	2014	2013
Western Conference of Teamsters Pension Plan	91-6145047/001	Green	Green	No	$1.4	$1.4	$1.4	No	January 31, 2016 to September 30, 2018
Central States, Southeast and Southwest Areas Pension Plan	36-6044243/001	Red as of January 1, 2014	Red	Implemented	1.1	1.1	1.1	No	February 28, 2016 to March 31, 2019
New England Teamsters and Trucking Industry Pension Fund	04-6372430/001	Red as of October 1, 2014	Red as of October 1, 2013	Implemented	0.1	0.1	0.1	No	June 30, 2017

				Total contributions:	$2.6	$2.6	$2.6

(1)	The plan contributions by the Company did not represent more than five percent of total contributions to the plans as indicated in the plans’ most recently available annual report.

9. Stock-based compensation

In June 2015, the Company replaced and succeeded the Univar Inc. 2011 Stock Incentive Plan (the “2011 Plan”) with the Univar Inc. 2015 Omnibus Equity Incentive Plan (the “2015 Plan”). The 2011 Plan will have no further awards granted and any available reserves under the 2011 Plan were terminated and not transferred to the 2015 Plan. There were no changes to the outstanding awards related to the 2011 Plan.

The 2015 Plan allows the Company to issue awards to employees, consultants, and directors of the Company and its subsidiaries. Awards may be made in the form of stock options, stock purchase rights, restricted stock, restricted stock units, performance shares, performance units, stock appreciation rights, dividend equivalents, deferred share units or other stock-based awards.

As of December 31, 2015, under the 2011 Plan there were 5.0 million shares authorized related to outstanding stock options and restricted stock and under the 2015 plan there were 4.0 million shares authorized.

For the years ended December 31, 2015, 2014 and 2013, respectively, the Company recognized total stock-based compensation expense within other operating expenses, net of $7.5 million, $12.1 million and $15.1 million, and a net tax benefit relating to stock-based compensation expense of $2.6 million, $4.2 million and $4.1 million.

Stock options

Stock options granted under the 2011 and 2015 Plans expire ten years after the grant date and generally become exercisable over a four-year period or less, based on continued employment, with annual vesting. The exercise price of a stock option is determined at the time of each grant and in no case will the exercise price be less than the fair value of the underlying common stock on the date of grant. Participants have no stockholder rights until the time of exercise. The Company will issue new shares upon exercise of stock options granted under the Plan.

The following reflects stock option activity under the 2011 and 2015 Plans:

	Number of stock options	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2015	4,883,752	$19.57
Granted	950,505	21.45
Exercised	(156,128)	19.28
Forfeited	(590,103)	20.64

Outstanding at December 31, 2015	5,088,026	19.81

Exercisable at December 31, 2015	3,409,317	19.59	6.3	$1.3

Expected to vest after December 31, 2015(1)	1,510,838	20.24	8.3	0.6

(1)	The expected to vest stock options are the result of applying the pre-vesting forfeiture rate assumptions to nonvested stock options outstanding.

As of December 31, 2015, the Company has unrecognized stock-based compensation expense related to nonvested stock options of approximately $4.6 million, which will be recognized over a weighted-average period of 1.9 years.

Restricted stock

Restricted stock awarded to employees vests over a four-year period, based on continued employment, with annual vesting. Restricted stock awarded to members of the Company’s Board of Directors vests over 12 months. The price of restricted stock is determined at the time of each grant and in no case will be less than the fair value of the underlying common stock on the date of grant. Nonvested shares of restricted stock may not be sold or transferred and are subject to forfeiture. Both vested and nonvested shares of restricted stock are included in the Company’s shares outstanding. Dividend equivalents are available for nonvested shares of restricted stock if dividends are declared by the Company during the vesting period.

The following table reflects restricted stock activity under the 2011 and 2015 Plans:

	Restricted stock	Weighted average grant-date fair value
Nonvested at January 1, 2015	352,737	$20.35
Granted	54,552	27.00
Vested	(151,173)	20.66
Forfeited	(18,897)	18.54

Nonvested at December 31, 2015	237,219	21.83

As of December 31, 2015, the Company has unrecognized stock-based compensation expense related to nonvested restricted stock awards of approximately $1.6 million, which will be recognized over a weighted-average period of 0.8 years.

The weighted-average grant-date fair value of restricted stock was $18.54 in 2014. In 2013, there were no grants of restricted stock.

Stock-based compensation fair value assumptions

The fair value of the Company’s common stock was used to establish the exercise price of stock options granted, grant date fair value of restricted stock awards and as an input in the valuation of stock option awards at each grant date. Prior to the Company’s IPO, as discussed in Note 1, the Company obtained contemporaneous quarterly valuations performed by an unrelated valuation specialist in support of each award. The fair value of the Company’s common stock was determined utilizing both income and market approaches, discounted for the lack of marketability. A discounted cash flow analysis was used to estimate fair value under the income approach. The market approach consisted of an analysis of multiples of comparable companies whose securities are traded publicly as well as other indicated market values of the Company by third parties. After the IPO, the fair value of the Company’s stock that is factored into the fair value of stock options and utilized for restricted stock is based on the grant date closing price on the New York Stock Exchange.

The Black-Scholes-Merton option valuation model was used to calculate the fair value of stock options. The weighted average grant-date fair value of stock options was $6.78, $7.21 and $5.87 for the years ended December 31, 2015, 2014 and 2013, respectively. The weighted-average assumptions used under the Black-Scholes-Merton option valuation model were as follows:

	Year ended December 31,
	2015	2014	2013
Risk-free interest rate(1)	1.7%	1.8%	1.5%
Expected dividend yield(2)	—%	—%	—%
Expected volatility(3)	28.3%	34.5%	35.7%
Expected term (years)(4)	6.2	6.0	6.1

(1)	The risk-free interest rate is based on the US Treasury yield for a term consistent with the expected term of the stock options at the time of grant.
(2)	The Company currently has no expectation of paying cash dividends on its common stock.
(3)	As the Company does not have sufficient historical volatility data, the expected volatility is based on the average historical data of a peer group of public companies over a period equal to the expected term of the stock options.
(4)	As the Company does not have sufficient historical exercise data under the 2011 and 2015 Plans, the expected term is based on the average of the vesting period of each tranche and the original contract term of 10 years.

Additional stock-based compensation information

The following table provides additional stock-based compensation information:

	Year ended December 31,
(in millions)	2015	2014	2013
Total intrinsic value of stock options exercised	$0.4	$1.1	$0.1
Fair value of restricted stock vested	2.9	3.0	1.8

10. Accumulated other comprehensive loss

The following table presents the changes in accumulated other comprehensive loss by component, net of tax.

(in millions)	Losses on cash flow hedges	Defined benefit pension items	Currency translation items	Total
Balance as of December 31, 2013	$(2.8)	$17.6	$(96.5)	$(81.7)
Other comprehensive loss before reclassifications	(4.7)	—	(118.3)	(123.0)
Amounts reclassified from accumulated other comprehensive loss	3.8	(7.3)	—	(3.5)

Net current period other comprehensive loss	(0.9)	(7.3)	(118.3)	(126.5)

Balance as of December 31, 2014	$(3.7)	$10.3	$(214.8)	$(208.2)

Other comprehensive loss before reclassifications	(3.0)	—	(212.6)	(215.6)
Amounts reclassified from accumulated other comprehensive loss	6.7	(7.3)	—	(0.6)

Net current period other comprehensive (loss) income	3.7	(7.3)	(212.6)	(216.2)

Balance as of December 31, 2015	$—	$3.0	$(427.4)	$(424.4)

The following is a summary of the amounts reclassified from accumulated other comprehensive loss to net income (loss).

(in millions)	Year ended December 31, 2015(1)	Year ended December 31, 2014(1)	Location of impact on statement of operations
Amortization of defined benefit pension items:
Prior service credits	$(11.9)	$(11.9)	Warehousing, selling and administrative
Tax expense	4.6	4.6	Income tax expense (benefit)

Net of tax	(7.3)	(7.3)
Cash flow hedges:
Interest rate swap contracts	3.1	5.9	Interest expense
Interest rate swap contracts – loss due to discontinuance of hedge accounting	7.5	—	Other (expense) income, net
Tax benefit	(3.9)	(2.1)	Income tax expense (benefit)

Net of tax	6.7	3.8

Total reclassifications for the period	$(0.6)	$(3.5)

(1)	Amounts in parentheses indicate credits to net income (loss).

Refer to “Note 8: Employee benefit plans” for additional information regarding the amortization of defined benefit pension items, “Note 16: Derivatives” for cash flow hedging activity and “Note 2: Significant accounting policies” for foreign currency gains and losses relating to intercompany borrowings of a long-term nature that are reflected in currency translation items.

11. Property, plant and equipment, net

Property, plant and equipment, net consisted of the following:

	December 31,
(in millions)	2015	2014
Land and buildings	$778.0	$784.2
Tank farms	239.9	212.2
Machinery, equipment and other	716.1	626.3
Less: Accumulated depreciation	(723.5)	(644.8)

Subtotal	1,010.5	977.9
Work in progress	72.0	54.4

Property, plant and equipment, net	$1,082.5	$1,032.3

Included within property, plant and equipment, net are assets related to capital leases where the Company is the lessee. The below table summarizes the cost and accumulated depreciation related to these assets:

(in millions)	December 31, 2015	December 31, 2014
Capital lease assets, at cost	$63.5	$2.6
Less: accumulated depreciation	(7.5)	—

Capital lease assets, net	$56.0	$2.6

During 2013, an impairment charge of $58.0 million was recorded which related to the write-off of capitalized software costs, previously included in work in progress, in connection with the Company’s decision to abandon the implementation of a global enterprise resource planning system.

Capitalized interest on capital projects was $0.9 million, $0.5 million and $2.4 million in the years ended December 31, 2015, 2014 and 2013, respectively.

12. Goodwill and intangible assets

Goodwill

The following is a summary of the activity in goodwill by segment.

(in millions)	USA	Canada	EMEA	Rest of World	Total
Balance, January 1, 2014	$1,254.0	$534.4	$—	$—	$1,788.4
Additions	—	—	—	26.6	26.6
Foreign exchange	—	(45.7)	—	(1.7)	(47.4)

Balance, December 31, 2014	1,254.0	488.7	—	24.9	1,767.6
Additions	52.1	10.9	2.2	—	65.2
Purchase price adjustments	—	—	—	(0.6)	(0.6)
Foreign exchange	—	(78.9)	(0.1)	(8.1)	(87.1)

Balance, December 31, 2015	$1,306.1	$420.7	$2.1	$16.2	$1,745.1

Additions to goodwill in 2015 related to various acquisitions. Additions to goodwill in 2014 related to the acquisition of D’Altomare Quimica Ltda. The purchase price adjustments in 2015 relate to the D’Altomare acquisition. Refer to “Note 17: Business Combinations” for further information. Accumulated impairment losses on goodwill were $331.9 million at January 1, 2014. Accumulated impairment losses on goodwill were $261.4 million and $296.6 million at December 31, 2015 and 2014, respectively.

As of October 1, 2015, the Company performed its annual impairment review and concluded the fair value substantially exceeded the carrying value for all reporting units with goodwill balances. There were no events or circumstances from the date of the assessment through December 31, 2015 that would affect this conclusion.

Determining the fair value of a reporting unit requires judgment and involves the use of significant estimates and assumptions by management. The Company can provide no assurance that a material impairment charge will not occur in a future period. The Company’s estimates of future cash flows may differ from actual cash flows that are subsequently realized due to many factors, including future worldwide economic conditions and the expected benefits of the Company’s initiatives. Any of these potential factors, or other unexpected factors, may cause the Company to re-evaluate the carrying value of goodwill.

On September 1, 2013, the Company determined it was more likely than not that the fair value of the Rest of World reporting unit was less than its carrying amount based on the deterioration in general economic conditions within some of the reporting unit’s significant locations and revised financial projections. As a result, the Company performed step one of the goodwill impairment test for the Rest of World reporting unit as of September 1, 2013. The reporting unit’s carrying value exceeded its fair value in the step one test. Thus, the Company performed step two of the goodwill impairment test in order to calculate the implied fair value of the reporting unit’s goodwill and recorded an impairment charge of $73.3 million.

Intangible assets, net

The gross carrying amounts and accumulated amortization of the Company’s intangible assets were as follows:

	December 31, 2015			December 31, 2014
(in millions)	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Intangible assets (subject to amortization):
Customer relationships	$930.1	$(446.6)	$483.5	$930.7	$(390.8)	$539.9
Other	170.5	(135.1)	35.4	161.6	(126.6)	35.0

Total intangible assets	$1,100.6	$(581.7)	$518.9	$1,092.3	$(517.4)	$574.9

Other intangible assets consist of intellectual property trademarks, trade names, supplier relationships and contracts, non-compete agreements and exclusive distribution rights.

The estimated annual amortization expense in each of the next five years is as follows:

(in millions)
2016	$88.5
2017	79.3
2018	66.4
2019	60.2
2020	56.1

13. Other accrued expenses

Other accrued expenses that were greater than five percent of total current liabilities consisted of customer prepayments and deposits, which were $60.1 million and $83.2 million as of December 31, 2015 and 2014, respectively.

14. Debt

Short-term financing

Short-term financing consisted of the following:

	December 31,
(in millions)	2015	2014
Amounts drawn under credit facilities	$13.4	$32.7
Bank overdrafts	20.1	28.4

Total	$33.5	$61.1

The weighted average interest rate on short-term financing was 2.4% and 2.7% as of December 31, 2015 and 2014, respectively.

As of December 31, 2015 and 2014, the Company had $172.4 million and $184.7 million, respectively, in outstanding letters of credit and guarantees.

Long-term debt

Long-term debt consisted of the following:

(in millions)	December 31, 2015	December 31, 2014 As Adjusted*
Senior Term Loan Facilities:
Term B Loan due 2022, variable interest rate of 4.25% at December 31, 2015	$2,044.9	$—
Euro Tranche Term Loan due 2022, variable interest rate of 4.25% at December 31, 2015	270.8	—
Term B Loan due 2017, variable interest rate of 5.00% at December 31, 2014 (terminated July 2015)	—	2,683.2
Euro Tranche Term Loan due 2017, variable interest rate of 5.25% at December 31, 2014 (terminated July 2015)	—	154.6
Asset Backed Loan (ABL) Facilities:
North American ABL Facility due 2020, variable interest rate of 2.13% at December 31, 2015	278.0	—
North American ABL Term Loan due 2018, variable interest rate of 3.36% at December 31, 2015	100.0	—
European ABL Facility due 2019 (“Euro ABL due 2019”), variable interest rate of 2.01% at December 31, 2014	—	36.3
North American ABL Facility due 2018, variable interest rate of 2.10% at December 31, 2014 (terminated July 2015)	—	266.0
North American ABL Term Loan due 2016, variable interest rate of 3.51% at December 31, 2014 (terminated July 2015)	—	50.0
Unsecured Notes:
Unsecured Notes due 2023, fixed interest rate of 6.75%	400.0	—
Senior Subordinated Notes:
Senior Subordinated Notes due 2017, fixed interest rate of 10.50% (terminated June 2015)	—	600.0
Senior Subordinated Notes due 2018, fixed interest rate of 10.50% (terminated June 2015)	—	50.0
Capital lease obligations	57.3	2.6

Total long-term debt before discount	3,151.0	3,842.7
Less: unamortized debt issuance costs and discount on debt	(33.7)	(31.4)

Total long-term debt	3,117.3	3,811.3
Less: current maturities	(59.9)	(80.7)

Total long-term debt, excluding current maturities	$3,057.4	$3,730.6

*	Adjusted due to the adoption of ASU 2015-03 and ASU 2015-15. Refer to “Note 2: Significant accounting policies” for additional information.

As of December 31, 2015, future contractual maturities of long-term debt excluding capital lease obligations are as follows:

(in millions)
2016	$39.9
2017	89.9
2018	40.0
2019	23.2
2020	301.2

Long-term debt restructurings

On July 28, 2015, the Company entered into a new five year $1.4 billion North American Asset Backed Loan Facility (“new NA ABL Facility”) and terminated its existing $1.4 billion North American ABL Facility including the repayment of the existing North American ABL Term Loan. The new NA ABL Facility has a $1.0 billion revolving loan tranche available to certain US subsidiaries, a $300.0 million revolving loan tranche for certain Canadian subsidiaries and a $100.0 million ABL Term Loan (“new ABL Term Loan”). The Company may elect to allocate the total $1.3 billion in revolving tranches between the US and Canadian borrowers. Under the two revolving tranches, the borrowers may request loan advances and make loan repayments until the maturity date of July 28, 2020. The new ABL Term Loan and each revolving loan advance under the facility have a variable interest rate based on the current benchmark rate elected by the borrower plus a credit spread. The credit spread is determined by the elected benchmark rate and the average availability of the facility. The unused line fee for the revolver tranches under the new NA ABL Facility ranges from 0.25% to 0.375% per annum for the US and Canadian borrowers depending on the average daily outstanding amount. The new NA ABL Term Loan is payable in installments of $16.7 million per quarter commencing December 31, 2016 with a final maturity date of July 28, 2018.

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

As a result of the July 2015 debt refinancing activity, the Company recognized debt refinancing costs of $16.5 million in other (expense) income, net in the consolidated statements of operations during the year ended December 31, 2015. Refer to “Note 6: Other (expense) income, net” for further information. In addition, the Company recognized a loss on extinguishment of debt of $4.8 million in the year ended December 31, 2015.

On June 23, 2015, as part of the use of proceeds from the IPO and concurrent private placement discussed in Note 1, the Company paid the remaining principal balance of $650.0 million related to the Senior Subordinated

Notes. As a result, the Company recognized a loss on extinguishment of debt of $7.3 million related to the unamortized debt discount and debt issuance costs in the consolidated statements of operations in the year ended December 31 2015.

On March 24, 2014, certain of the Company’s European subsidiaries (the “Borrowers”) entered into a five year €200 million Euro ABL Credit facility. The Euro ABL is a revolving credit facility pursuant to which the Borrowers may request loan advances and make loan repayments until the maturity date of March 22, 2019. Loan advances may be made in multiple currencies. Each loan advance under this facility has a variable interest rate based on the current benchmark rate (IBOR) for that currency plus a credit spread. The credit spread is determined by a pricing grid that is based on average availability of the facility. The unused line fee ranges from 0.25% to 0.50% per annum depending on the average unused commitment as a percentage of the total commitment.

Simultaneously with the execution of the Euro ABL due 2019, certain of the Company’s European subsidiaries terminated a €68 million secured asset-based lending credit facility maturing December 31, 2016. As a result of this termination, the Company recognized a loss on extinguishment of $1.2 million in the consolidated statement of operations in the year ended December 31, 2014.

On March 27, 2013, the Company made a $350.0 million prepayment on the $400.0 million principal balance of the Senior Subordinated Notes due 2018. As a result of this prepayment, the Company wrote off a total of $6.1 million of unamortized deferred financing fees and discount, and paid a $21.0 million prepayment premium, both of which are included in interest expense. The interest rate on the remaining $650.0 million Senior Subordinated Notes was reduced from a 12.00% to a 10.50% per annum fixed rate.

On March 25, 2013, the Company modified its North American ABL Facility to increase the committed amount from $1.1 billion to $1.3 billion and extend the maturity date of the revolving credit lines from November 30, 2015 to March 23, 2018. As a result of this refinancing, the Company recognized a loss on extinguishment of debt of $2.5 million in the year ended December 31, 2013. In addition, on March 25, 2013, the Company entered into a $100.0 million North American ABL Term Loan which matures on March 25, 2016.

On February 22, 2013, the Company amended terms of the Term B Loan to borrow an additional $250.0 million on the existing Term B Loan, which is payable in installments of $7.0 million per quarter, with the remaining principal balance due on June 30, 2017. In addition, the Company issued a new Euro-denominated tranche in the amount of €130.0 million. The Euro Tranche Term Loan is payable in installments of €0.3 million per quarter, with the remaining principal balance due on June 30, 2017. As a result of this refinancing, the Company recognized expenses of $6.2 million for third party and arranger fees in other income (expenses), net in the consolidated statement of operations in the year ended December 31, 2013.

Borrowing availability and assets pledged as collateral

As of December 31, 2015, availability of the entire $1.3 billion in North American ABL Facility credit commitments is determined based on the periodic reporting of available qualifying collateral, as defined in the North American ABL Facility credit agreement. At December 31, 2015 and 2014, $375.0 million and $577.4 million were available under the North American ABL Facility, respectively. An unused line fee of 0.375% and 0.50% was in effect at December 31, 2015 and 2014, respectively.

As of December 31, 2015, availability of the entire €200 million Euro ABL due 2019 is determined based on the periodic reporting of available qualifying collateral, as defined in the Euro ABL credit agreement. The Euro ABL due 2019 is secured by the accounts receivable and inventory of the Borrowers and certain additional collateral. At December 31, 2015 and 2014, $114.0 million and $99.2 million were available under the Euro ABL, respectively. An unused line fee of 0.50% was in effect at December 31, 2015 and 2014.

The North American ABL Facility and North American ABL Term Loan are secured by substantially all of the assets of the US and Canadian operating subsidiaries of the Company. The Senior Term Loan Facilities are also secured by substantially all of the assets of the US operating and management subsidiaries. With respect to shared collateral, the North American ABL Facility, North American ABL Term Loan and the Senior Term Loan Facilities are secured by accounts receivable and inventories of the US operating subsidiaries of the Company. The obligations under the North American ABL Facility and North American ABL Term Loan are secured by a first priority lien on such accounts receivable and inventory, and the obligations under the Senior Term Loan Facilities are secured by a second priority lien on such accounts receivable and inventory. Under the North American ABL Facility, Canadian entities secure the obligations of the Canadian borrower. In addition, 65% of the shares of all first-tier foreign subsidiaries owned by the US subsidiaries have been pledged as security to the lenders in respect of all obligations. The Euro ABL is primarily secured by accounts receivable and inventories of the Company’s subsidiaries in Belgium, France, Germany, the Netherlands, Switzerland and United Kingdom.

Assets pledged under the North American ABL Facility, North American ABL Term Loan, Senior Term Loan Facilities and the Euro ABL are as follows:

	December 31,
(in millions)	2015	2014
Cash	$68.1	$91.1
Trade accounts receivable, net	857.8	1,054.6
Inventories	691.9	805.7
Prepaids and other current assets	105.0	142.1
Property, plant and equipment, net	894.6	821.9

Total	$2,617.4	$2,915.4

Debt covenants

Under certain limited circumstances, the Company’s subsidiaries noted as borrowers and guarantors under the new NA ABL Facility and NA ABL Term Loan are subject to comply with a fixed charge coverage ratio maintenance covenant. Such covenant is calculated based on the consolidated financial results of the Company. As of December 31, 2015 and 2014, such covenant was not in effect but the Company would have been in compliance if it was then in effect. The Company and its subsidiaries are also subject to a significant number of non-financial covenants in each of the credit facilities and the Senior Subordinated Notes that restrict the operations of the Company and its subsidiaries, including, without limitation, requiring that the net proceeds from certain dispositions and capital market debt issuances must be used as mandatory prepayments and restrictions on the incurrence of financial indebtedness outside of these facilities (including restrictions on secured indebtedness), prepaying subordinated debt, making dividend payments, making certain investments, making certain asset dispositions, certain transactions with affiliates and certain mergers and acquisitions.

15. Fair value measurements

The Company classifies its financial instruments according to the fair value hierarchy described in “Note 2: Significant accounting policies.”

Items measured at fair value on a recurring basis

The following table presents the Company’s assets and liabilities measured on a recurring basis on a gross basis:

	Level 2		Level 3
	December 31,		December 31,
(in millions)	2015	2014	2015	2014
Financial current assets:
Forward currency contracts	$0.2	$0.5	$—	$—
Financial noncurrent assets:
Interest rate swap contracts	—	1.6	—	—
Financial current liabilities:
Forward currency contracts	0.2	0.9	—	—
Interest rate swap contracts	5.3	7.3	—	—
Financial noncurrent liabilities:
Interest rate swap contracts	0.5	—	—	—
Contingent consideration	—	—	8.7	—

The net amounts included in prepaid and other current assets were $0.2 million and $0.1 million as of December 31, 2015 and 2014, respectively. The net amounts included in other accrued expenses were $0.2 million and $0.5 million as of December 31, 2015 and 2014, respectively.

The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which are contingent consideration liabilities (i.e. earn-outs) related to prior acquisitions. Refer to “Note 17: Business Combinations” for further information discussing the business acquisitions resulting in contingent consideration liabilities, the terms of the earn-outs, the unobservable inputs factored into the fair value determination and the estimated impact on the consolidated financial statements related to changes in the unobservable inputs.

(in millions)	2015	2014
Fair value as of January 1	$—	$1.0
Additions	8.8	—
Fair value adjustments	—	(1.0)
Foreign currency	(0.1)	—

Fair value as of December 31	$8.7	$—

The fair value adjustment in 2014 related to the reduction of the contingent consideration liability associated with the 2012 Magnablend acquisition. The reduction was based on actual 2014 financial performance, which resulted in no payout. The fair value adjustment is recorded within other operating expenses, net in the consolidated statement of operations.

Financial instruments not carried at fair value

The estimated fair value of financial instruments not carried at fair value in the consolidated balance sheets were as follows:

	December 31, 2015		December 31, 2014
(in millions)	Carrying amount	Fair value	Carrying amount As Adjusted*	Fair value
Financial liabilities:
Long-term debt including current portion (Level 2)	$3,117.3	$3,056.5	$3,811.3	$3,780.4

*	Adjusted due to the adoption of ASU 2015-03 and ASU 2015-15. “Refer to Note 2: Significant accounting policies” for additional information.

The fair values of the long-term debt, including the current portions, were based on current market quotes for similar borrowings and credit risk adjusted for liquidity, margins, and amortization, as necessary.

Fair value of other financial instruments

The carrying value of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term financing included in the consolidated balance sheets approximates fair value due to their short-term nature.

16. Derivatives

Interest rate swaps

At December 31, 2015 and 2014, the Company had interest rate swap contracts in place with a total notional amount of $2.0 billion, whereby a fixed rate of interest (weighted average of 1.64%) is paid and a variable rate of interest (greater of 1.25% or three-month LIBOR) is received on the notional amount.

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

Upon initiation of the interest rate swap contracts, changes in the cash flows of each interest rate swap were expected to be highly effective in offsetting the changes in interest payments on a principal balance equal to the notional amount of the derivative, attributable to the hedged risk. The effective portion of the gains and losses related to the interest rate swap contracts were initially recorded in accumulated other comprehensive loss and then reclassified into earnings consistent with the underlying hedged item (interest payments). As of December 31, 2015, the interest rate swap contracts no longer qualify for hedge accounting because the forecasted transactions as originally contemplated are not probable of occurring due to the July 1, 2015 Senior Term Loan Facility refinancing transactions. The forecasted transactions represented debt with interest payments with a variable interest rate based on three-month LIBOR and a credit spread of 3.50%, with a LIBOR floor of 1.50% whereas the new debt has interest payments with a variable interest rate based on LIBOR and a credit spread of 3.25% with a LIBOR floor of 1.00%. Refer to “Note 14: Debt” for more information related to the refinancing transactions.

As a result of discontinuing hedge accounting, a net loss of $4.7 million, net of tax of $2.8 million, related to the interest rate swaps included in accumulated other comprehensive loss was recognized in other (expense) income, net and income tax expense (benefit) in the consolidated statements of operations for the year ended December 31, 2015. Future changes in fair value of the interest rate swap contracts are recognized directly in other (expense) income, net in the consolidated statement of operations. Refer to “Note 6: Other (expense) income, net” for additional information. The fair value of interest rate swaps is recorded in prepaids and other current assets, other assets, other accrued expenses or other long-term liabilities in the consolidated balance sheets. Refer to “Note 15: Fair value measurements” for further information.

Interest rate caps

During 2013, the Company had two interest rate caps in place, each with a notional amount of $250.0 million. To the extent the quarterly LIBOR exceeded 2.25%, the Company would have received payment based on the notional amount and the interest rate spread. The Company did not apply hedge accounting for the interest rate caps, which expired on December 31, 2013. The fair value adjustments were included in other (expense) income, net in the statements of operations. Refer to “Note 6: Other (expense) income, net” for more information.

Foreign currency derivatives

The Company uses forward currency contracts to hedge earnings from the effects of foreign exchange relating to certain of the Company’s intercompany and third-party receivables and payables denominated in a foreign currency. These derivative instruments are not formally designated as hedges by the Company and the terms of these instruments range from one to three months. Forward currency contracts are recorded at fair value in either prepaid expenses and other current assets or other accrued expenses in the consolidated balance sheets, reflecting their short-term nature. Refer to “Note 15: Fair value measurements” for additional information. The fair value adjustments and gains and losses are included in other (expense) income, net within the consolidated statements of operations. Refer to “Note 6: Other (expense) income, net” for more information. The total notional amount of undesignated forward currency contracts were $107.5 million and $127.4 million as of December 31, 2015 and 2014, respectively.

17. Business combinations

Year ended December 31, 2015

In the year ended December 31, 2015, the Company completed six acquisitions for a total purchase price of $171.1 million.

On April 10, 2015, the Company completed an acquisition of 100% of the equity interest in Key Chemical, Inc., (“Key”), one of the largest distributors of fluoride to municipalities in the US, which the Company expects to help expand the Company’s offerings into municipal and other industrial markets.

On July 16, 2015, the Company entered into a definitive asset purchase agreement with Chemical Associates, Inc. (“Chemical Associates”) to sell the Chemical Associates business to the Company. Chemical Associates specializes in blending, mixing, and packaging of formulated oleochemical products and serves customers throughout the US and can supply packaged and bulk quantities.

On October 2, 2015, the Company completed an acquisition of 100% of the equity interest in Future Transfer Co., Inc.; BlueStar Distribution Inc.; and BDI Distribution West Inc. (“Future/BlueStar”). Future/BlueStar specializes in logistics, warehousing, packaging, and formulation services to the agriculture industry in Canada.

On November 3, 2015, the Company completed an acquisition of 100% of the equity interest in Arrow Chemical, Inc. (“Arrow Chemical”), an importer and distributor of active pharmaceutical ingredients (API) and other specialty chemistries in the US market.

On December 1, 2015, the Company completed an acquisition of 100% of the equity interest in Weaver Town Oil Services, Inc., and Weavertown Transport Leasing, Inc., operating as the Weavertown Environmental Group (“WEG”), a premier provider of environmental and facilities maintenance services in the US. The Company plans to integrate the WEG business with its ChemCare waste management service.

On December 16, 2015, the Company completed an acquisition of 100% of the equity interest in Polymer Technologies Ltd. (“Polymer”), a UK-based distributor of specialty chemicals for use in the radiation cured coatings industry. Polymer develops and markets chemicals which are used to formulate environmentally friendly paints, inks and adhesives.

Summarized financial information

The initial accounting for these acquisitions has only been preliminarily determined subject to final working capital adjustments and valuations of intangible assets and property, plant and equipment. As of December 31, 2015, the purchase price allocation for the acquisitions is as follows:

(in millions)	WEG	Other	Total
Purchase price:
Cash consideration	$66.5	$95.0	$161.5
Contingent consideration	3.0	5.8	8.8
Other liability consideration	—	0.8	0.8

	69.5	101.6	171.1
Allocation:
Cash and cash equivalents	1.1	7.0	8.1
Trade accounts receivable, net	7.7	12.1	19.8
Inventories	0.5	6.3	6.8
Prepaid expenses and other current assets	0.4	1.4	1.8
Property, plant and equipment, net	13.3	14.1	27.4
Definite-lived intangible assets	25.1	31.1	56.2
Deferred tax assets, net	—	0.2	0.2
Goodwill	23.4	41.8	65.2
Trade accounts payable	(1.5)	(7.6)	(9.1)
Other accrued expenses	(0.5)	(1.7)	(2.2)
Deferred tax liabilities	—	(3.1)	(3.1)

	$69.5	$101.6	$171.1

The consolidated financial statements include the results of acquired companies from the acquisition date. Net sales and net income of acquired companies included in the consolidated statement of operations for the year ended December 31, 2015, were $38.3 million and $1.9 million, respectively.

Transaction costs

Costs of approximately $2.0 million directly attributable to the acquisitions, consisting primarily of legal and consultancy fees, were expensed as incurred in other operating expenses, net in the consolidated statements of operations.

Goodwill and intangible assets

Substantially all of the goodwill recognized above was attributed to the expected synergies from combining the assets and activities of the acquisitions with those of the Company’s USA, Canada and EMEA segments. The goodwill arising on the Future/BlueStar and Polymer acquisitions is not tax-deductible and the goodwill arising on the Key, Chemical Associates, Arrow Chemical and WEG acquisitions is tax-deductible.

The intangible assets subject to amortization recognized consisted of the following:

(in millions)	Fair value	Weighted average amortization period in years
WEG
Customer relationships	$24.2	12.0
Other	0.9	3.0
Other acquisitions
Customer relationships	17.8	10.2
Other	13.3	8.9

Total	$56.2

Contingent consideration liabilities

Pursuant to the terms of the purchase agreements related to the Future/BlueStar, Arrow Chemical, WEG and Polymer acquisitions, the Company is conditionally obligated to make earn-out payments based on the acquired companies’ performance in fiscal years subsequent to the acquisition year (earn-out period). The earn-out period for these acquisitions ranges from 2 to 3 years. As part of the allocation of the purchase price, the Company recognized $3.0 million and $5.8 million for WEG and the remaining acquisitions, respectively, in other long-term liabilities related to the fair value of the contingent considerations on the date of acquisition.

With the exception of Polymer, the earn-out payment formulas are based on measures of gross profit. Polymer’s earn-out formula is based on a measure of sales. The maximum amount that the Company is contractually obligated to pay under these earn-out arrangements is $10.0 million for WEG and $4.4 million for Arrow Chemical and Polymer. There is no maximum for the earn-out payable to Future/BlueStar, which was deemed to have a fair value of $2.8 million as of the acquisition date.

The contingent consideration arrangements were recognized at their fair value based on a real options approach, which took into account management’s best estimate of the acquired companies’ performance during the earn-out periods, as well as achievement risk.

Since the acquisitions including continent consideration arrangements had closed within 3 months prior to December 31, 2015, there were no significant changes in the fair value measurements of these liabilities. As of December 31, 2015, noncurrent liability was $8.8 million.

Supplemental pro forma information (unaudited)

The following table presents summarized pro forma results of the Company and the acquired entities had the acquisition dates of all 2015 business combinations been January 1, 2014:

(in millions, except per share data)	2015	2014
Net sales	$9,078.3	$10,524.4
Net income (loss)	23.6	(7.7)
Income (loss) per common share – diluted	$0.20	$(0.08)

The supplemental pro forma information presents the combined operating results of the Company and the businesses acquired, adjusted to exclude acquisition-related costs, to include the additional depreciation and amortization expense associated with the effect of fair value adjustments recognized, and to include interest expense and amortization of debt issuance costs related to the Company’s borrowings used to fund the acquisitions.

Year ended December 31, 2014

Acquisition of D’Altomare Quimica Ltda.

On November 3, 2014, the Company completed an acquisition of 100% of the equity interest in D’Altomare, a Brazilian distributor of specialty chemicals and ingredients. This acquisition expands the Company’s geographic footprint and market presence in Brazil and across Latin America. The acquisition purchase price and operating results subsequent to the acquisition date did not have a significant impact on the consolidated financial statements of the Company.

Year ended December 31, 2013

Acquisition of Quimicompuestos

On May 16, 2013, the Company completed an acquisition of 100% of the equity interest in Quimicompuestos, a leading distributor of commodity chemicals in Mexico. The acquisition provides the Company with a strong platform for future growth in Mexico and enables the Company to offer its customers and suppliers the complete end to end value proposition with both specialty chemical and commodity offerings. The final fair values of assets acquired and liabilities assumed for Quimicompuestos are as follows:

(in millions)
Purchase price:
Cash consideration	$92.2
Fair value of contingent consideration	0.2

92.4
Allocation:
Cash and cash equivalents	3.5
Trade accounts receivable	31.2
Inventories	12.9
Prepaid expenses and other current assets	9.0
Property, plant and equipment, net	18.6
Definite lived intangible assets	30.6
Deferred tax assets	0.7
Goodwill	35.0
Trade accounts payable	(25.3)
Accrued compensation and other accrued expenses	(15.0)
Deferred tax liabilities	(8.8)

$92.4

Pursuant to the terms of the purchase agreement, the Company was conditionally obligated to make an earnout payment of $5.0 million based on Quimicompuestos’ performance in 2013. As part of the allocation of the purchase price, the Company recognized $0.2 million in other accrued expenses related to the fair value of Quimicompuestos’ contingent consideration on the date of acquisition. The contingent consideration was recognized at fair value based on a real options approach, which took into account management’s best estimate of Quimicompuestos’ performance in 2013, as well as achievement risk. For the year ended December 31, 2013, Quimicompuestos did not achieve the required performance target, which resulted in no earnout payment.

Costs of $7.5 million directly attributable to the acquisition, consisting of legal and consultancy fees, were expensed as incurred in other operating expenses, net within the consolidated statements of operations.

Substantially all of the goodwill recognized above was attributed to the expected synergies from combining the assets and activities of Quimicompuestos with those of the Company’s Rest of World segment. The goodwill arising on the Quimicompuestos acquisition is not tax-deductible. The intangible assets recognized primarily consisted of customer relationships of $19.9 million, which are being amortized on an accelerated basis over a period of 11 years, and non-compete agreements of $10.0 million, which are being amortized on a straight line basis over a period of 3 years. The weighted average amortization period for intangibles related to the acquisition is 8.2 years.

The consolidated financial statements include the results of Quimicompuestos from the acquisition date. Had the acquisition occurred on January 1, 2012, there would not have been a significant change to the Company’s net sales and net loss. Additionally, net sales and net income contributed by Quimicompuestos to the Company post-acquisition were not significant in the year ended December 31, 2013.

18. Commitments and contingencies

Lease commitments

Rental and lease commitments primarily relate to land, buildings and fleet. Operating lease expense for the years ended December 31, 2015, 2014 and 2013 were $93.7 million, $107.4 million and $104.4 million, respectively.

As of December 31, 2015, minimum rental commitments under non-cancelable operating leases with lease terms in excess of one year and capital lease obligations are as follows:

(in millions)	Minimum rental commitments	Capital lease commitments
2016	$62.8	$20.0
2017	50.6	9.0
2018	41.1	7.3
2019	37.1	6.3
2020	30.4	5.4
More than five years	63.4	9.3

Total	$285.4	$57.3

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

The Company is not aware of any claims, lawsuits, regulatory matters or administrative proceedings, pending or threatened, that are likely to have a material effect on its overall financial position, results of operations, or cash flows. However, the Company cannot predict the outcome of any claims or litigation or the potential for future claims or litigation.

The Company is subject to liabilities from claims alleging personal injury from exposure to asbestos. The claims result primarily from an indemnification obligation related to Univar USA Inc.’s 1986 purchase of McKesson Chemical Company from McKesson Corporation (“McKesson”). Univar USA’s obligation to indemnify McKesson for settlements and judgments arising from asbestos claims is the amount which is in excess of applicable insurance coverage, if any, which may be available under McKesson’s historical insurance coverage. Univar USA is also a defendant in a small number of asbestos claims. As of December 31, 2015, there were fewer than 185 asbestos-related claims for which the Company has liability for defense and indemnity pursuant to the indemnification obligation. Historically, the vast majority of the claims against both McKesson and Univar USA have been dismissed without payment. While the Company is unable to predict the outcome of these matters, it does not believe, based upon current available facts, that the ultimate resolution of any of these matters will have a material effect on its overall financial position, results of operations, or cash flows. However, the Company cannot predict the outcome of any present or future claims or litigation and adverse developments could negatively impact earnings or cash flows in a particular future period.

Environmental

The Company is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively “environmental remediation work”) at approximately 130 locations, some that are now or were previously Company-owned/occupied and some that were never Company-owned/occupied (“non-owned sites”).

The Company’s environmental remediation work at some sites is being conducted pursuant to governmental proceedings or investigations, while the Company, with appropriate state or federal agency oversight and approval, is conducting the environmental remediation work at other sites voluntarily. The Company is currently undergoing remediation efforts or is in the process of active review of the need for potential remediation efforts at approximately 103 current or formerly Company-owned/occupied sites. In addition, the Company may be liable for a share of the clean-up of approximately 27 non-owned sites. These non-owned sites are typically (a) locations of independent waste disposal or recycling operations with alleged or confirmed contaminated soil and/or groundwater to which the Company may have shipped waste products or drums for re-conditioning, or (b) contaminated non-owned sites near historical sites owned or operated by the Company or its predecessors from which contamination is alleged to have arisen.

In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; changes in the scope of remediation; the interpretation, application and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of the Company’s involvement at various sites for which the Company is allegedly associated. The level of annual expenditures for remedial, monitoring and investigatory activities will change in the future as major components of planned remediation activities are completed and the scope, timing and costs of existing activities are changed. Project lives, and therefore cash flows, range from 2 to 30 years, depending on the specific site and type of remediation project.

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

In April 2015, the Company’s subsidiary Magnablend Inc. (“Magnablend”) was advised that the United States Environmental Protection Agency (“EPA”) was considering bringing an enforcement action against Magnablend. The matter relates to a January 26, 2015 incident at Magnablend’s Waxahachie, Texas facility at which a 300 gallon plastic container of sodium chlorite burst as a result of a chemical reaction. This matter has now been resolved by Magnablend making a payment of $37,500 to the EPA.

As of December 31, 2015, the Company has not recorded a liability related to the PCS investigation described above as any potential loss is neither probable nor estimable at this stage in either investigation.

Although the Company believes that its reserves are adequate for environmental contingencies, it is possible, due to the uncertainties noted above, that additional reserves could be required in the future that could have a material effect on the overall financial position, results of operations, or cash flows in a particular period. This additional loss or range of losses cannot be recorded at this time, as it is not reasonably estimable.

Changes in total environmental liabilities are as follows:

(in millions)	2015	2014
Environmental liabilities at January 1	$120.3	$137.0
Revised obligation estimates	11.3	1.9
Environmental payments	(17.8)	(17.5)
Foreign exchange	(0.6)	(1.1)

Environmental liabilities at December 31	$113.2	$120.3

Environmental liabilities of $35.5 million and $31.1 million were classified as current in other accrued expenses in the consolidated balance sheets as of December 31, 2015 and 2014, respectively. The long-term portion of environmental liabilities is recorded in other long-term liabilities in the consolidated balance sheets. The total discount on environmental liabilities was $2.3 million and $2.2 million at December 31, 2015 and 2014, respectively. The discount rate used in the present value calculation was 2.3% and 2.2% as of December 31, 2015 and 2014, respectively, which represent risk-free rates.

The Company manages estimated cash flows by project. These estimates are subject to change if there are modifications to the scope of the remediation plan or if other factors, both external and internal, change the timing of the remediation activities. The Company periodically reviews the status of all existing or potential environmental liabilities and adjusts its accruals based on all available, relevant information. Based on current estimates, the expected payments for environmental remediation for the next five years and thereafter at December 31, 2015 are as follows, with projects for which timing is uncertain included in the 2016 estimated amount of $14.3 million:

(in millions)
2016	$35.5
2017	15.4
2018	10.7
2019	9.1
2020	8.4
Thereafter	36.4

Total	$115.5

Competition

At the end of May 2013, the Autorité de la concurrence, France’s competition authority, fined the Company $19.91 million (€15.18 million) for alleged price fixing. The price fixing was alleged to have occurred prior to 2006. The Company will not appeal the fine which was paid in full during the year ended December 31, 2013.

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

19. Related party transactions

CD&R and CVC charged the Company a total of $2.8 million, $5.9 million and $5.2 million in the years ended December 31, 2015, 2014 and 2013, respectively, for advisory services provided to the Company pertaining strategic consulting. In addition, during the year ended December 31, 2015, there was a contract termination fee of $26.2 million related to terminating consulting agreements between the Company and CVC and CD&R as a result of the IPO. Refer to Note 1 for additional information. These amounts were recorded in other operating expenses, net. Refer to “Note 4: Other operating expenses, net” for additional information.

The following table summarizes the Company’s sales and purchases with related parties within the ordinary course of business:

	Year ended December 31,
(in millions)	2015	2014	2013
CVC:
Sales to affiliate companies	$1.9	$9.1	$10.5
Purchases from affiliate companies	8.8	10.2	19.0
CD&R:
Sales to affiliate companies	29.7	20.9	3.5
Purchases from affiliate companies	19.9	21.6	0.4
Temasek:
Sales to affiliate companies	19.8	—	—
Purchases from affiliate companies	0.1	—	—

The following table summarizes the Company’s receivables due from and payables due to related parties:

	December 31,
(in millions)	2015	2014
Due from affiliates	$4.1	$3.9
Due to affiliates	6.6	1.7

The Senior Subordinated Notes were held by indirect stockholders of the Company and were therefore considered due to related parties. Refer to “Note 14: Debt” for further information regarding the Senior Subordinated Notes.

20. Segments

Management monitors the operating results of its operating segments separately for the purpose of making decisions about resource allocation and performance assessment. Management evaluates performance on the basis of Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net income (loss), plus the sum of: interest expense, net of interest income; income tax expense (benefit); depreciation; amortization; other operating expenses, net; impairment charges; loss on extinguishment of debt; and other (expense) income, net.

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

Financial information for the Company’s segments is as follows:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations	Consolidated
Year ended December 31, 2015
Net sales
External customers	$5,351.5	$1,376.6	$1,780.1	$473.6	$—	$8,981.8
Inter-segment	112.7	8.6	4.0	0.1	(125.4)	—

Total net sales	5,464.2	1,385.2	1,784.1	473.7	(125.4)	8,981.8
Cost of goods sold (exclusive of depreciation)	4,365.9	1,161.0	1,398.6	382.6	(125.4)	7,182.7

Gross profit	1,098.3	224.2	385.5	91.1	—	1,799.1
Outbound freight and handling	216.9	39.3	59.6	8.8	—	324.6
Warehousing, selling and administrative	492.6	87.8	226.0	54.1	13.9	874.4

Adjusted EBITDA	$388.8	$97.1	$99.9	$28.2	$(13.9)	$600.1

Other operating expenses, net						106.1
Depreciation						136.5
Amortization						88.5
Loss on extinguishment of debt						12.1
Interest expense, net						207.0
Other expense, net						23.2
Income tax expense						10.2

Net income						$16.5

Total assets	$3.962.0	$1,709.7	$947.2	$233.6	$(1,240.1)	$5,612.4
Property, plant and equipment, net	714.9	133.3	167.7	20.3	46.3	1,082.5
Capital expenditures	106.8	16.1	17.2	3.4	1.5	145.0

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations	Consolidated
Year ended December 31, 2014
Net sales:
External customers	$6,081.4	$1,512.1	$2,230.1	$550.3	$—	$10,373.9
Inter-segment	121.8	10.0	4.5	—	(136.3)	—

Total net sales	6,203.2	1,522.1	2,234.6	550.3	(136.3)	10,373.9
Cost of goods sold (exclusive of depreciation)	5,041.0	1,271.5	1,797.9	469.1	(136.3)	8,443.2

Gross profit	1,162.2	250.6	436.7	81.2	—	1,930.7
Outbound freight and handling	233.3	46.4	75.5	10.3	—	365.5
Warehousing, selling and administrative	490.9	97.4	276.2	53.3	5.7	923.5

Adjusted EBITDA	$438.0	$106.8	$85.0	$17.6	$(5.7)	$641.7

Other operating expenses, net						197.1
Depreciation						133.5
Amortization						96.0
Impairment charges						0.3
Loss on extinguishment of debt						1.2
Interest expense, net						250.6
Other income, net						(1.1)
Income tax benefit						(15.8)

Net loss						$(20.1)

Total assets (as adjusted*)	$4,130.4	$1,986.5	$1,059.2	$310.8	$(1,419.2)	$6,067.7
Property, plant and equipment, net	621.6	135.8	189.4	25.1	60.4	1,032.3
Capital expenditures	73.1	9.3	24.9	5.1	1.5	113.9

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations	Consolidated
Year ended December 31, 2013
Net sales:
External customers	$5,964.5	$1,558.7	$2,326.8	$474.6	$—	$10,324.6
Inter-segment	116.5	8.0	4.0	—	(128.5)	—

Total net sales	6,081.0	1,566.7	2,330.8	474.6	(128.5)	10,324.6
Cost of goods sold (exclusive of depreciation)	4,953.4	1,316.6	1,902.9	404.3	(128.5)	8,448.7

Gross profit	1,127.6	250.1	427.9	70.3	—	1,875.9
Outbound freight and handling	201.3	41.6	76.1	7.0	—	326.0
Warehousing, selling and administrative	492.6	102.4	299.3	48.3	9.1	951.7

Adjusted EBITDA	$433.7	$106.1	$52.5	$15.0	$(9.1)	$598.2

Other operating expenses, net						12.0
Depreciation						128.1
Amortization						100.0
Impairment charges						135.6
Loss on extinguishment of debt						2.5
Interest expense, net						294.5
Other expense, net						17.6
Income tax benefit						(9.8)

Net loss						$(82.3)

Total assets (as adjusted*)	$4,127.2	$1,780.2	$1,441.6	$268.9	$(1,413.2)	$6,204.7
Property, plant and equipment, net	621.9	147.6	226.7	26.0	74.9	1,097.1
Capital expenditures	59.9	15.8	23.8	3.0	38.8	141.3

*	Adjusted due to the adoption of ASU 2015-03 and ASU 2015-15. Refer to “Note 2: Significant accounting policies” for additional information.

Business line information

Over 95% of the Company’s net sales from external customers relate to its industrial chemical business. Other sales to external customers relate to pest control products and equipment related to the pest management industry and services for collecting and arranging for the transportation of hazardous and nonhazardous waste.

Risks and concentrations

No single customer accounted for more than 10% of net sales in any of the years presented.

The Company is exposed to credit loss and loss of liquidity availability if the financial institutions or counterparties issuing us debt securities fail to perform. We minimize exposure to these credit risks by dealing with a diversified group of investment grade financial institutions. We manage credit risk by monitoring the credit ratings and market indicators of credit risk of our lending counterparties. We do not anticipate any nonperformance by any of the counterparties.

The Company has portions of its labor force that are a part of collective bargaining agreements. A work stoppage or other limitation on operations could occur as a result of disputes under existing collective bargaining agreements with labor unions or government based work counsels or in connection with negotiation of new collective bargaining agreements. As of December 31, 2015 and 2014, approximately 25 percent and 26 percent of the Company’s labor force is covered by a collective bargaining agreement, respectively. As of December 31, 2015, approximately 3 percent of the Company’s labor force is covered by a collective bargaining agreement that will expire within one year.

21. Quarterly financial information (unaudited)

The following tables contain selected unaudited statement of operations information for each quarter of the year ended December 31, 2015 and 2014. The tables include all adjustments, consisting only of normal recurring adjustments, that is necessary for fair presentation of the consolidated financial position and operating results for the quarters presented. Our business is affected by seasonality, which historically has resulted in higher sales volume during our second and third quarter.

Unaudited quarterly results for the year ended December 31, 2015 are as follows:

	Year ended December 31, 2015
(in millions, except per share data)	March 31	June 30[1]	September 30[2]	December 31[3]
Net sales	$2,299.1	$2,510.1	$2,206.3	$1,966.3
Gross profit	461.6	467.2	450.5	419.8
Net income (loss)	19.7	(12.4)	12.1	(2.9)
Income (loss) per share:
Basic and diluted	$0.20	$(0.12)	$0.09	$(0.02)
Shares used in computation of income (loss) per share:
Basic	99.9	102.8	137.6	137.6
Diluted.	100.4	102.8	138.4	137.6

(1)	Included in the second quarter of 2015 was a contract termination fee of $26.2 million related to terminating consulting agreements between the Company and CVC and CD&R as a result of the IPO. In addition, there was a loss on extinguishment of debt of $7.3 million related to the write-off of unamortized debt issuance costs and debt discount related to the Company paying the remaining principal balance related to the Senior Subordinated Notes. Refer to “Note 14: Debt” for further information. Also, there was a loss due to discontinuance of cash flow hedges of $7.5 million related to the interest rate swap contracts. Refer to “Note 16: Derivatives” for further information.
(2)	Included in the third quarter of 2015 was a loss on extinguishment of $4.8 million and debt refinancing expenses of $16.5 million related to the July 2015 debt refinancing transactions. Refer to “Note 14: Debt” for further information.
(3)	Included in the fourth quarter of 2015 was a loss of $21.1 million relating to the annual mark to market adjustment on the defined benefit pension and postretirement plans. Refer to “Note 8: Employee benefit plans” for further information.

Unaudited quarterly results for the year ended December 31, 2014 are as follows:

	Year ended December 31, 2014
(in millions, except share and per share data)	March 31	June 30	September 30	December 31[1]
Net sales	$2,516.4	$2,861.4	$2,608.9	$2,387.2
Gross profit	472.4	500.5	493.1	464.7
Net income (loss)	(2.8)	19.5	45.8	(82.6)
Income (loss) per share:
Basic and diluted	$(0.02)	$0.20	$0.46	$(0.83)
Shares used in computation of income (loss) per share:
Basic	99.6	99.7	99.7	99.8
Diluted	99.6	100.4	100.5	99.8

(1)	Included in the fourth quarter of 2014 was a loss of $117.8 million relating to the annual mark to market adjustment on the defined benefit pension and postretirement plans. Refer to the “Note 8: Employee benefit plans” for further information. Also, included in the fourth quarter of 2014 was a net gain of $18.4 million relating to the release of unrealized tax benefits due to the statute of limitations expiration. Refer to “Note 7: Income taxes” for further information.

22. Subsequent events

On March 1, 2016, the Company completed an acquisition of 100% of the equity interest in Bodine Services of Decatur, Inc.; Bodine Environmental Services, Inc.; and affiliated entities, operating as Bodine Services of the Midwest (“Bodine”), a regional provider of environmental and facilities maintenance services for an estimated purchase price of $45.5 million. The acquisition is not expected to have a significant impact on the consolidated financial statements of the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DICLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) of the Exchange Act during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Information about our directors is incorporated by reference from the discussion under the heading “Proposal 1: Election of Directors” to be included in the Proxy Statement. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” to be included in the Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading “Governance of the Company,” and headings “What is the composition of the Board of Directors and how often are members elected?,” “What is the Board’s Leadership Structure?,” “Who are this year’s nominees?”, “What are the committees of the Board?,” “Class II Directors Term Expiring in 2017”, and “Class III Directors Term Expiring in 2018, “ to be included in the Proxy Statement. Information about our Code of Conduct is incorporated by reference from the discussion under the heading “What are the Company’s Corporate

Governance Guidelines and Ethics Policies?” to be included in the Proxy Statement. Information regarding our executive officers is presented under the heading “Executive Officers of the Registrant pursuant to Instruction 3 to Regulation S-K, Item 401(b)” to be included in the Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information appearing under the headings entitled “Executive Compensation” and “Compensation, Discussion and Analysis” to be included in the Proxy Statement is incorporated herein by reference. However, pursuant to Instructions to Item 407(e)(5) of Securities and Exchange Commission Regulation S-K, the material appearing under the heading “Compensation Committee Report” shall not be deemed to be “filed” with the Commission.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information appearing under the heading entitled “Stock Ownership Information” to be included in the Proxy Statement is incorporated herein by reference.

A total of 86.0 million shares of Common Stock held by the Equity Sponsors and the Temasek Investor, who are deemed to be “affiliates” of the Company, have been excluded from the computation of market value of our common stock on the cover page of this Form 10-K. This total represents that portion of the shares reported as beneficially owned by our directors, executive officers and pre-IPO equity sponsors as of June 30, 2015 which are actually issued and outstanding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Refer to the information under the captions entitled “How does the Board determine which directors are considered independent?” and “What relationships and policies does the Company have with respect to transactions with related persons?,” to be included in the Proxy Statement, all of which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Refer to the information under the caption entitled “What fees did the Company pay to Ernst & Young LLP for audit and other services for the fiscal years ended December 31, 2015 and to Ernst & Young LLP for audit and other services for the fiscal year 2014?” to be included in the Proxy Statement, all of which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS

Exhibit Number	Exhibit Description

3.1	Third Amended and Restated Certificate of Incorporation of Univar Inc., incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 of Univar Inc., filed June 23, 2015.

3.2	Second Amended and Restated Bylaws of Univar Inc., incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 of Univar Inc., filed June 23, 2015.

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of Univar Inc., filed on June 8, 2015.

4.2*	Fourth Amended and Restated Stockholders’ Agreement.

4.3	Indenture, dated as of July 1, 2015, between Univar USA Inc., the guarantors listed on the signature pages thereto and Wilmington Trust, National Association, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-k of Univar Inc., filed on July 7, 2015.

4.4	First Supplemental Indenture, dated as of July 1, 2015, between Univar USA Inc., the guarantors listed on the signature pages thereto and Wilmington Trust, National Association, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-k of Univar Inc., filed on July 7, 2015.

4.5	Form of 6.75% Senior Note due 2023 (included in Exhibit 4.3 hereto), incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-k of Univar Inc., filed on July 7, 2015.

10.1	European ABL Facility Agreement, dated as of March 24, 2014, by and among Univar B.V., the other borrowers from time to time party thereto, Univar Inc., as guarantor, J.P. Morgan Securities LLC, as sole lead arranger and joint bookrunner, Bank of America, N.A., as joint bookrunner and syndication agent, and J.P. Morgan Europe Limited, as administrative agent and collateral agent, incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of Univar Inc., filed on August 14, 2014.

10.2	Agreement in Relation to Technical Correction Amendment to the European ABL Facility Agreement, dated as of May 27, 2015, among Univar B.V. and J.P. Morgan Europe Limited, in its capacity as administrative agent, incorporated by reference to Exhibit 10.64 to the Registration Statement on Form S-1 of Univar Inc., filed on June 8, 2015.

10.3	ABL Credit Agreement, dated as of July 28, 2015 between Univar Inc. and certain of its subsidiaries, the several banks and financial institutions from time to time party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-k of Univar Inc., filed on July 30, 2015.

10.4	ABL Collateral Agreement, dated as of July 28, 2015, made by Univar Inc., Univar USA Inc. and the guarantors listed on the signature pages thereto in favor of Bank of America, N.A, as collateral agent for the banks and other financial institutions that are parties to the Credit Agreement, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-k of Univar Inc., filed on July 30, 2015.

10.5	Notice and Confirmation of Grant of Security Interest in Copyrights, dated July 28, 2015, made by Univar USA Inc. in favor of Bank of America, N.A., as collateral agent for the banks and other financial institutions that are parties to the Credit Agreement, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-k of Univar Inc., filed on July 30, 2015.

10.6	Notice and Confirmation of Grant of Security Interest in Trademarks, dated July 28, 2015, made by Univar USA Inc., Magnablend, Inc. and ChemPoint.com Inc. in favor of Bank of America, N.A., as collateral agent for the banks and other financial institutions that are parties to the Credit Agreement, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-k of Univar Inc., filed on July 30, 2015.

10.7	Notice and Confirmation of Grant of Security Interest in Patents, dated July 28, 2015, made by Magnablend, Inc. in favor of Bank of America, N.A., as collateral agent for the banks and other financial institutions that are parties to the Credit Agreement, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-k of Univar Inc., filed on July 30, 2015.

10.8	Credit Agreement, dated as of July 1, 2015 between Univar USA Inc., Univar Inc., the several banks and financial institutions from time to time party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-k of Univar Inc., filed on July 7, 2015.

10.9	Term Loan Guarantee and Collateral Agreement, dated as of July 1, 2015, made by Univar Inc., Univar USA Inc. and the guarantors listed on the signature pages thereto in favor of Bank of America, N.A, as collateral agent for the banks and other financial institutions that are parties to the Credit Agreement, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-k of Univar Inc., filed on July 7, 2015.

10.10	Notice and Confirmation of Grant of Security Interest in Copyrights, dated July 1, 2015, made by Univar USA Inc. in favor of Bank of America, N.A., as collateral agent for the banks and other financial institutions that are parties to the Credit Agreement, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-k of Univar Inc., filed on July 7, 2015.

10.11	Notice and Confirmation of Grant of Security Interest in Trademarks, dated July 1, 2015, made by Univar USA Inc., Magnablend, Inc. and ChemPoint.com Inc. in favor of Bank of America, N.A., as collateral agent for the banks and other financial institutions that are parties to the Credit Agreement, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-k of Univar Inc., filed on July 7, 2015.

10.12	Notice and Confirmation of Grant of Security Interest in Patents, dated July 1, 2015, made by Magnablend, Inc. in favor of Bank of America, N.A., as collateral agent for the banks and other financial institutions that are parties to the Credit Agreement, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-k of Univar Inc., filed on July 7, 2015.

10.13	Univar Expense Reimbursement Agreement, dated as of December 31, 2013, by and between Univar N.V. and Univar Inc., incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 of Univar Inc., filed on August 14, 2014.

10.14	Expense Reimbursement Agreement, dated as of December 31, 2013, by and among CVC Capital Partners Advisory Company (Luxembourg) S.à.r.l., Clayton, Dubilier & Rice, LLC, Univar USA Inc. and Univar Inc., incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 of Univar Inc., filed on August 14, 2014.

10.15†	Letter Agreement, dated January 31, 2013, by and among Univar N.V., CD&R Univar Holdings, L.P. and Mark J. Byrne, incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 of Univar Inc., filed on August 14, 2014.

10.16†	Employment Agreement, dated as of April 19, 2012, by and between Univar Inc. and J. Erik Fyrwald, incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 of Univar Inc., filed on August 14, 2014.

10.17†*	Employment Agreement, dated as of December 17, 2013, by and between Univar Inc. and Stephen N. Landsman.

10.18†*	Employment Agreement, dated as of June 14, 2013, by and between Univar Inc. and Warren T. Hill.

10.19†*	Release, dated as of August 25, 2015, by and between Univar Inc. and Warren T. Hill.

10.20†*	Employment Agreement, dated as of December 17, 2013, by and between Univar Inc. and Jason A. Grapski.

10.21†*	Univar Inc. Management Incentive Plan.

10.22†	Univar Inc. 2011 Stock Incentive Plan, effective as of March 28, 2011, incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1 of Univar Inc., filed on August 14, 2014.

10.23†	Amendment No. 1 to the Univar Inc. 2011 Stock Incentive Plan, dated as of November 30, 2012, incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1 of Univar Inc., filed on August 14, 2014.

10.24†	Form of Employee Stock Option Agreement, incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-1 of Univar Inc., filed on August 14, 2014.

10.25†	Employee Restricted Stock Agreement, dated as of November 30, 2012, by and between Univar Inc. and J. Erik Fyrwald, incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of Univar Inc., filed on August 14, 2014.

10.26†	Amended and Restated Stockholders Agreement, dated as of November 30, 2010, among Ulysses Luxembourg S.à.r.l., Ulysses Participation S.à.r.l., Parcom Buy Out Fund II B.V., GSMP V Onshore US. Ltd., GSMP V Offshore US. Ltd., GSMP V Institutional US, Ltd., Société Générale Bank & Trust and the other stockholders party thereto, incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-1 of Univar Inc., filed on May 26, 2015.

10.27†*	Univar USA Inc. Supplemental Valued Investment Plan, dated as of May 29, 2014.

10.28†*	Univar Canada Ltd. Supplemental Benefits Plan, dated as of June 12, 2007.

10.29†	Univar USA Inc. Supplemental Benefits Retirement Plan, dated as of July 1, 2004, incorporated by reference to Exhibit 10.45 to the Registration Statement on Form S-1 of Univar Inc., filed on August 14, 2014.

10.30†*	First Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of May 17, 2005.

10.31†*	Second Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of August 24, 2006.

10.32†*	Third Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of June 11, 2007.

10.33†	Fourth Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of December 6, 2007, incorporated by reference to Exhibit 10.46 to the Registration Statement on Form S-1 of Univar Inc., filed on August 14, 2014.

10.34†*	Fifth Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of December 6, 2007.

10.35†*	Sixth Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of December 19, 2007.

10.36†*	Seventh Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of June 19, 2008.

10.37†*	Eighth Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of December 23, 2008.

10.38†*	Ninth Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of December 21, 2009.

10.39†	Univar Inc. 2015 Omnibus Equity Incentive Plan is incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 of Univar Inc., filed June 23, 2015.

10.40†	Employment Agreement, dated as of December 8, 2014, by and between Univar Inc. and Carl J. Lukach, incorporated by reference to Exhibit 10.48 to the Registration Statement on Form S-1 of Univar Inc., filed on May 26, 2015.

10.41†	Amended and Restated Employment Agreement, dated as of February 1, 2014, by and between Univar Inc. and Mark J. Byrne, incorporated by reference to Exhibit 10.51 to the Registration Statement on Form S-1 of Univar Inc., filed on May 26, 2015.

10.42†	Consulting Agreement, dated as of February 1, 2015, by and between Univar Inc. and Mark J. Byrne, incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-1 of Univar Inc., filed on May 26, 2015.

10.43†	Employment Agreement, dated as of January 10, 2011, by and between Univar Europe Limited and David Jukes, incorporated by reference to Exhibit 10.53 to the Registration Statement on Form S-1 of Univar Inc., filed on May 26, 2015.

10.44	Indemnification Agreement, dated as of November 30, 2010, by and among CVC European Equity Partners IV (A) L.P., CVC European Equity Partners IV (B) L.P., CVC European Equity Partners IV (C) L.P., CVC European Equity Partners IV (D) L.P., CVC European Equity Partners IV (E) L.P., CVC European Equity Partners Tandem Fund (A) L.P., CVC European Equity Partners Tandem Fund (B) L.P., CVC European Equity Partners Tandem Fund (C) L.P., CVC European Equity IV (AB) Limited, CVC European Equity IV (CDE) Limited, CVC European Equity Tandem GP Limited, CVC Capital Partners Advisory Company (Luxembourg) S.à.r.l, Univar Inc. and Univar USA Inc., incorporated by reference to Exhibit 10.54 to the Registration Statement on Form S-1 of Univar Inc., filed on May 26, 2015.

10.45	Indemnification Agreement, dated as of November 30, 2010, by and among CD&R Univar Holdings, L.P., Clayton, Dubilier & Rice Fund VIII, L.P., CD&R Friends & Family Fund VIII, L.P., CD&R Advisor Univar Co-Investor, L.P., CD&R Univar Co-Investor, L.P., CD&R Univar Co-Investor II, L.P., CD&R Univar NEP VIII Co-Investor, LLC, CD&R Univar NEP IX Co-Investor, LLC, Clayton, Dubilier & Rice, LLC, Univar Inc. and Univar USA Inc. , incorporated by reference to Exhibit 10.55 to the Registration Statement on Form S-1 of Univar Inc., filed on May 26, 2015.

10.46	Form of Director Indemnification Agreement, incorporated by reference to Exhibit 10.56 to the Registration Statement on Form S-1 of Univar Inc., filed on June 8, 2015.

10.47*	Termination Agreement by and among Univar Inc., Univar USA Inc. and Clayton, Dubilier & Rice, LLC.

10.48*	Termination Agreement by and among Univar, Inc., Univar USA, Inc., CVC European Equity IV (AB) Limited, CVC European Equity IV (CDE) Limited and CVC Europe Equity Tandem GP Limited.

10.49*	Termination Agreement by and among Univar, Inc., Univar USA, Inc., and CVC Capital Partners Advisory Company (Luxembourg) S.à.r.l.

10.50†	2014 Form of Employee Stock Option Agreement, incorporated by reference to Exhibit 10.62 to the Registration Statement on Form S-1 of Univar Inc., filed on May 26, 2015.

10.51†	2014 Form of Employee Restricted Stock Agreement, incorporated by reference to Exhibit 10.63 to the Registration Statement on Form S-1 of Univar Inc., filed on May 26, 2015.

10.52	Stock Purchase Agreement dated June 1, 2015, among Univar Inc., Dahlia Investments Pte. Ltd., and Univar N.V., incorporated by reference to Exhibit 10.65 to the Registration Statement on Form S-1 of Univar Inc., filed on June 8, 2015.

10.53†	Univar Inc. Employee Stock Purchase Plan is incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 of Univar Inc., filed June 23, 2015.

10.54†	Form of Employee Stock Option Agreement, 2015 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-8 of Univar Inc., filed June 23, 2015.

10.55†	Form of Employee Restricted Stock Unit Agreement, 2015 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-8 of Univar Inc., filed June 23, 2015.

10.56†	Form of Director Restricted Stock Agreement, 2015 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-8 of Univar Inc., filed June 23, 2015.

10.57†*	Employment Agreement, dated as of October 15, 2010, by and between Univar Canada Ltd. and Michael Hildebrand.

21.1*	List of Subsidiaries

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	XBRL Instance Document

†	Identifies each management compensation plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Univar Inc.

By: /s/ CARL J. LUKACH Carl J. Lukach, Executive Vice President and Chief Financial Officer

Dated March 3, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By: /s/ J. ERIK FYRWALD J. Erik Fyrwald, President and Chief Executive Officer, Director (Principal Executive Officer)	By: /s/ WILLIAM S. STAVROPOULOS William S. Stavropoulos, Chairman of the Board

By: /s/ CARL J. LUKACH Carl J. Lukach, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	By: /s/ MARK J. BYRNE Mark J. Byrne, Director

By: /s/ RICHARD P. FOX Richard P. Fox, Director	By: /s/ LARS HAEGG Lars Haegg, Director

By: /s/ RICHARD A. JALKUT Richard A. Jalkut, Director	By: /s/ GEORGE K. JAQUETTE George K. Jaquette, Director

By: /s/ STEPHEN D. NEWLIN Stephen D. Newlin, Director	By: /s/ CHRISTOPHER D. PAPPAS Christopher D. Pappas, Director

By: /s/ CHRISTOPHER J. STADLER Christopher J. Stadler, Director	By: /s/ JULIET TEO Juliet Teo, Director

By: /s/ DAVID H. WASSERMAN David H. Wasserman, Director