Form 10-Q
period 2016-03-31
Univar Inc.
filed 2016-05-05
CIK 1494319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

At April 18, 2016, 137,987,407 shares of the registrant’s common stock, $0.01 par value, were outstanding.

Univar Inc.

Form 10-Q

For the quarterly period ended March 31, 2016

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

Univar Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

		Three months ended March 31,
(in millions, except per share data)	Note	2016	2015

Net sales		$1,999.0	$2,299.1
Cost of goods sold (exclusive of depreciation)		1,568.7	1,837.5

Gross profit		430.3	461.6
Operating expenses:
Outbound freight and handling		71.3	84.5
Warehousing, selling and administrative		224.9	231.4
Other operating expenses, net	5	5.5	8.1
Depreciation		33.5	32.0
Amortization		22.0	21.9

Total operating expenses		357.2	377.9

Operating income		73.1	83.7

Other (expense) income:
Interest income		0.9	1.2
Interest expense		(41.5)	(64.4)
Other (expense) income, net	7	(13.4)	6.8

Total other expense		(54.0)	(56.4)

Income before income taxes		19.1	27.3
Income tax expense	8	5.1	7.6

Net income		$14.0	$19.7

Income per common share:
Basic	9	$0.10	$0.20
Diluted	9	0.10	0.20
Weighted average common shares outstanding:
Basic	9	137.6	99.9
Diluted	9	137.8	100.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

		Three months ended March 31,
(in millions)	Note	2016	2015

Net income		$14.0	$19.7
Other comprehensive income (loss), net of tax:
Foreign currency translation	10	69.1	(118.0)
Pension and other postretirement benefit adjustment	10	(1.8)	(1.8)
Derivative financial instruments	10	—	(1.3)

Total other comprehensive income (loss), net of tax		67.3	(121.1)

Comprehensive income (loss)		$81.3	$(101.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in millions, except per share data)	Note	March 31, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents		$222.1	$188.1
Trade accounts receivable, net		1,140.2	1,026.2
Inventories		922.3	803.4
Prepaid expenses and other current assets		162.2	178.6

Total current assets		2,446.8	2,196.3

Property, plant and equipment, net	12	1,093.0	1,082.5
Goodwill		1,796.7	1,745.1
Intangible assets, net	12	523.8	518.9
Deferred tax assets		4.7	3.5
Other assets		70.4	66.1

Total assets		$5,935.4	$5,612.4

Liabilities and stockholders’ equity
Current liabilities:
Short-term financing	11	$29.4	$33.5
Trade accounts payable		1,043.7	836.0
Current portion of long-term debt	11	59.7	59.9
Accrued compensation		72.1	62.8
Other accrued expenses		292.1	301.3

Total current liabilities		1,497.0	1,293.5

Long-term debt	11	3,101.8	3,057.4
Pension and other postretirement benefit liabilities		252.4	251.8
Deferred tax liabilities		52.0	58.0
Other long-term liabilities		131.9	135.0
Commitment and contingencies	16	—	—
Stockholders’ equity:
Preferred stock, 200.0 million shares authorized at $0.01 par value with no shares issued or outstanding as of March 31, 2016 and December 31, 2015		—	—
Common stock, 2.0 billion shares authorized at $0.01 par value with 138.0 million shares issued and outstanding at March 31, 2016 and December 31, 2015		1.4	1.4
Additional paid-in capital		2,227.0	2,224.7
Accumulated deficit		(971.0)	(985.0)
Accumulated other comprehensive loss	10	(357.1)	(424.4)

Total stockholders’ equity		900.3	816.7

Total liabilities and stockholders’ equity		$5,935.4	$5,612.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

		Three months ended March 31,
(in millions)	Note	2016	2015

Operating activities:
Net income		$14.0	$19.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		55.5	53.9
Amortization of deferred financing fees and debt discount		2.0	4.2
Amortization of pension credit from accumulated other comprehensive loss	10	(3.0)	(3.0)
Deferred income taxes		(6.9)	3.8
Stock-based compensation expense	5	2.2	1.5
Other		(0.3)	(0.8)
Changes in operating assets and liabilities:
Trade accounts receivable, net		(84.8)	(22.9)
Inventories		(95.1)	(44.7)
Prepaid expenses and other current assets		19.9	(15.3)
Trade accounts payable		181.0	99.8
Pensions and other postretirement benefit liabilities		(10.0)	(16.4)
Other, net		(9.8)	8.3

Net cash provided by operating activities		64.7	88.1

Investing activities:
Purchases of property, plant and equipment		(23.5)	(31.9)
Purchases of businesses, net of cash acquired	15	(53.3)	—
Proceeds from sale of property, plant and equipment		0.9	1.7
Other		(1.3)	—

Net cash used by investing activities		(77.2)	(30.2)

Financing activities:
Proceeds from issuance of long-term debt	11	37.5	—
Payments on long-term debt and capital lease obligations	11	(9.4)	(53.7)
Short-term financing, net	11	(10.4)	3.4
Other		0.1	1.9

Net cash provided by (used by) financing activities		17.8	(48.4)

Effect of exchange rate changes on cash and cash equivalents		28.7	(34.1)

Net increase (decrease) in cash and cash equivalents		34.0	(24.6)

Cash and cash equivalents at beginning of period		188.1	206.0

Cash and cash equivalents at end of period		$222.1	$181.4

Supplemental disclosure of cash flow information
Non-cash activities:
Additions of property, plant and equipment included in trade accounts payable and other accrued expenses		$6.6	$9.4
Additions of property, plant and equipment under a capital lease obligation		2.3	11.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2016 and

For the Three Month Periods Ended March 31, 2016 and 2015

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

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) as applicable to interim financial reporting. Unless otherwise indicated, all financial data presented in these condensed consolidated financial statements are expressed in US dollars. These condensed consolidated financial statements, in the Company’s opinion, include all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, comprehensive loss, cash flows and changes in stockholders’ equity. The results of operations for the periods presented are not necessarily indicative of the operating results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

3.	Recent accounting pronouncements

Accounting pronouncements issued and adopted

In August 2014, the FASB issued ASU 2014-15 “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The core principle of the guidance is that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are available to be issued. When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events that will alleviate the substantial doubt are adequately disclosed in the footnotes to the financial statements. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02 “Amendments to the Consolidation Analysis” (Topic 810). The core principle of the guidance is to provide amendments to the current consolidation guidance. The revised consolidation guidance, among other things, modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-04 “Compensation-Retirement Benefits (Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets)” (Topic 715). The core principle of the guidance is that it provides a practical expedient for companies to measure interim remeasurements for significant events that occur on other than a month-end date. The guidance permits entities to remeasure defined benefit plan assets and obligations using the month-end date that is closest to the date of the significant event. The decision to apply the practical expedient to interim remeasurements for significant events can be made for each significant event. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05 “Intangibles-Goodwill and Other-Internal-use software (Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (Subtopic 350-40). The ASU provides customers with guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The ASU is applied prospectively to all arrangements entered that occur after the effective date. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Accounting pronouncements issued and not yet adopted

In March 2016, the FASB issued ASU 2016-09 “Compensation – Stock Compensation” (Topic 718) – “Improvement to Employee Share-Based Payment Accounting.” The core principal of the guidance is to simplify several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within such fiscal years. Early adoption is permitted. The guidance is to be applied using a modified retrospective method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The Company is currently evaluating the impact of the adoption of this accounting standard update on its internal processes, operating results and financial reporting. The impact is currently not known or reasonably estimable.

4.	Employee benefit plans

The following table summarizes the components of net periodic benefit credit recognized in the condensed consolidated statements of operations:

	Defined Benefit Pension Plans
	Domestic		Foreign
	Three months ended March 31,		Three months ended March 31,
(in millions)	2016	2015	2016	2015
Service cost	$—	$—	$0.6	$2.0
Interest cost	8.0	7.7	4.7	5.1
Expected return on plan assets	(8.1)	(9.0)	(7.4)	(7.6)

Net periodic benefit credit	$(0.1)	$(1.3)	$(2.1)	$(0.5)

	Other Postretirement Benefits
	Three months ended March 31,
(in millions)	2016	2015
Interest cost	$0.1	$0.1
Prior service credits	(3.0)	(3.0)

Net periodic benefit credit	$(2.9)	$(2.9)

5.	Other operating expenses, net

Other operating expenses, net consisted of the following activity:

	Three months ended March 31,
(in millions)	2016	2015
Acquisition and integration related expenses	$1.9	$0.4
Stock-based compensation expense	2.2	1.5
Redundancy and restructuring	1.0	3.7
Advisory fees paid to CVC and CD&R(1)	—	1.3
Other	0.4	1.2

Total other operating expenses, net	$5.5	$8.1

(1)	Significant stockholders CVC Capital Partners (“CVC”) and Clayton, Dubilier & Rice, LLC (“CD&R”).

6.	Redundancy and restructuring

Redundancy and restructuring charges relate to the implementation of several regional strategic initiatives aimed at streamlining the Company’s cost structure and improving its operations primarily within the USA and EMEA operating segments. These actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs.

The following table summarizes activity related to accrued liabilities associated with redundancy and restructuring:

(in millions)	January 1, 2016	Charge to earnings	Cash paid	Non-cash and other	March 31, 2016
Employee termination costs	$31.0	$0.2	$(5.7)	$0.8	$26.3
Facility exit costs	15.5	0.8	(2.0)	0.1	14.4
Other exit costs	0.1	—	—	—	0.1

Total	$46.6	$1.0	$(7.7)	$0.9	$40.8

(in millions)	January 1, 2015	Charge to earnings	Cash paid	Non-cash and other	December 31, 2015
Employee termination costs	$27.8	$28.3	$(22.9)	$(2.2)	$31.0
Facility exit costs	20.4	2.4	(7.2)	(0.1)	15.5
Other exit costs	0.3	3.0	(3.2)	—	0.1

Total	$48.5	$33.7	$(33.3)	$(2.3)	$46.6

Redundancy and restructuring liabilities of $29.1 million and $34.5 million were classified as current in other accrued expenses in the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively. The long-term portion of redundancy and restructuring liabilities of $11.7 million and $12.1 million were recorded in other long-term liabilities in the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively, and primarily consists of facility exit costs that are expected to be paid within the next four years.

While the Company believes the recorded redundancy and restructuring liabilities are adequate, revisions to current estimates may be recorded in future periods based on new information as it becomes available.

7.	Other (expense) income, net

Other (expense) income, net consisted of the following gains (losses):

	Three months ended March 31,
(in millions)	2016	2015
Foreign currency transactions	$(2.7)	$(0.5)
Foreign currency denominated loans revaluation	(14.7)	11.7
Undesignated foreign currency derivative instruments (1)	1.9	(2.5)
Undesignated interest rate swap contracts (1)	0.7	—
Ineffective portion of cash flow hedges (1)	—	(0.6)
Other	1.4	(1.3)

Total other (expense) income, net	$(13.4)	$6.8

    (1)     Refer to “Note 14: Derivatives” for more information.

8.	Income taxes

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

The income tax expense for the three months ended March 31, 2016 was $5.1 million, resulting in an effective tax rate of 26.7%. The Company’s effective tax rate for the three months ended March 31, 2016 was lower than the US federal statutory rate of 35.0% primarily due to the mix in earnings in multiple jurisdictions, non-taxable interest income and the release of a valuation allowance on certain foreign tax attributes. The income tax expense for the three months ended March 31, 2015 was $7.6 million, resulting in an effective tax rate of 27.8%. The Company’s effective tax rate for three months ended March 31, 2015 was lower than the US federal statutory rate primarily due to the mix in earnings in multiple jurisdictions and non-taxable interest income.

Canadian General Anti-Avoidance Rule matters

In 2007, the outstanding shares of Univar N.V., the ultimate public company parent of the Univar group at that time, were acquired by investment funds advised by CVC. To facilitate the acquisition and leveraged financing of Univar N.V. by CVC, a restructuring of some of the companies in the Univar group, including its Canadian operating company, was completed (the “Restructuring”). In February 2013, the Canada Revenue Agency (“CRA”) issued a Notice of Assessment, asserting the General Anti-Avoidance Rule (“GAAR”) against the Company’s subsidiary Univar Holdco Canada ULC (“Univar Holdco”) for withholding tax of $29.4 million (Canadian), relating to this Restructuring. Univar Holdco appealed the assessment, and the matter was litigated in the Tax Court of Canada in June 2015, where the decision remains pending.

In September 2014, also relating to the Restructuring, the CRA issued the 2008 and 2009 Notice of Reassessments for federal corporate income tax liabilities of $11.9 million (Canadian) and $11.0 million (Canadian), respectively, and a departure tax liability of $9.0 million (Canadian). Likewise, in April 2015, the Company’s subsidiaries received the 2008 and 2009 Alberta Notice of Reassessments of $6.0 million (Canadian) and $5.8 million (Canadian), respectively. These Reassessments reflect the additional tax liability and interest relating to those tax years should the CRA be successful in its assertion of the GAAR relating to the Restructuring described above.

At March 31, 2016, the total Canadian federal and provincial tax liability assessed related to these matters, inclusive of interest of $34.7 million (Canadian), is $107.8 million (Canadian). No payment has been made by the Company’s subsidiaries on these assessments, although a $44.7 million (Canadian) Letter of Credit has been issued with respect to the GAAR assessment.

The Company has not recorded any liabilities for these matters in its financial statements, as it believes it is more likely than not that the Company’s position will be sustained.

9.	Earnings per share

The following table presents the basic and diluted earnings per share computations:

	Three months ended March 31,
(in millions, except per share data)	2016	2015
Basic:
Net income	$14.0	$19.7
Weighted average common shares outstanding	137.6	99.9

Basic income per common share	$0.10	$0.20

Diluted:
Net income	$14.0	$19.7
Weighted average common shares outstanding	137.6	99.9
Effect of dilutive securities: Stock compensation plans (1)	0.2	0.5

Weighted average common shares outstanding – diluted	137.8	100.4

Diluted income per common share	$0.10	$0.20

(1)

Stock options to purchase 4.5 million and 2.2 million shares of common stock were outstanding during the three months ended March 31, 2016 and 2015, respectively, but were not included in the calculation of diluted income per share as the impact of these stock options would have been anti-dilutive.

10.	Accumulated other comprehensive loss

The following tables present the changes in accumulated other comprehensive loss by component, net of tax:

(in millions)	Cash flow hedges	Defined benefit pension items	Currency translation items	Total
Balance as of December 31, 2015	$—	$3.0	$(427.4)	$(424.4)
Other comprehensive income before reclassifications	—	—	69.1	69.1
Amounts reclassified from accumulated other comprehensive loss	—	(1.8)	—	(1.8)

Net current period other comprehensive income (loss)	—	(1.8)	69.1	67.3

Balance as of March 31, 2016	$—	$1.2	$(358.3)	$(357.1)

Balance as of December 31, 2014	$(3.7)	$10.3	$(214.8)	$(208.2)
Other comprehensive loss before reclassifications	(2.3)	—	(118.0)	(120.3)
Amounts reclassified from accumulated other comprehensive loss	1.0	(1.8)	—	(0.8)

Net current period other comprehensive losses (1)	(1.3)	(1.8)	(118.0)	(121.1)

Balance as of March 31, 2015	$(5.0)	$8.5	$(332.8)	$(329.3)

(1)	The losses on cash flow hedges are net of a tax benefit of $0.8 million.

The following is a summary of the amounts reclassified from accumulated other comprehensive loss to net income:

(in millions)	Three months ended March 31, 2016 (1)	Three months ended March 31, 2015 (1)	Location of impact on statement of operations
Amortization of defined benefit pension items:
Prior service credits	$(3.0)	$(3.0)	Warehousing, selling and administrative
Tax expense	1.2	1.2	Income tax expense

Net of tax	(1.8)	(1.8)
Cash flow hedges:
Interest rate swap contracts	—	1.6	Interest expense
Tax benefit	—	(0.6)	Income tax expense

Net of tax	—	1.0

Total reclassifications for the period	$—	$(0.8)

(1)	Amounts in parentheses indicate credits to net income in the consolidated statement of operations.

Refer to “Note 4: Employee benefit plans” for additional information regarding the amortization of defined benefit pension items and “Note 14: Derivatives” for cash flow hedging activity.

Foreign currency gains and losses relating to intercompany borrowings that are considered a part of the Company’s investment in a foreign subsidiary are reflected in accumulated other comprehensive loss. Total foreign currency losses related to such intercompany borrowings were $4.5 million and $9.2 million for the three month periods ended March 31, 2016 and 2015, respectively.

11.	Debt

Short-term financing

Short-term financing consisted of the following:

(in millions)	March 31, 2016	December 31, 2015
Amounts drawn under credit facilities	$14.5	$13.4
Bank overdrafts	14.9	20.1

Total short-term financing	$29.4	$33.5

The weighted average interest rate on short-term financing was 2.4% as of March 31, 2016 and December 31, 2015.

As of March 31, 2016 and December 31, 2015, the Company had $173.8 million and $172.4 million in outstanding letters of credit and guarantees, respectively.

Long-term debt

Long-term debt consisted of the following:

(in millions)	March 31, 2016	December 31, 2015
Senior Term Loan Facilities:
Term B Loan due 2022, variable interest rate of 4.25% at March 31, 2016 and December 31, 2015	$2,039.8	$2,044.9
Euro Tranche Term Loan due 2022, variable interest rate of 4.25% at March 31, 2016 and December 31, 2015	283.1	270.8
Asset Backed Loan (ABL) Facilities:
North American ABL Facility due 2020, variable interest rate of 2.00% and 2.13% at March 31, 2016 and December 31, 2015, respectively	315.5	278.0
North American ABL Term Loan due 2018, variable interest rate of 3.38% and 3.36% at March 31, 2016 and December 31, 2015, respectively	100.0	100.0
Unsecured Notes:
Unsecured Notes due 2023, fixed interest rate of 6.75% at March 31, 2016 and December 31, 2015	399.5	400.0
Capital lease obligations	56.0	57.3

Total long-term debt before discount	3,193.9	3,151.0
Less: unamortized debt issuance costs and discount on debt	(32.4)	(33.7)

Total long-term debt	3,161.5	3,117.3
Less: current maturities	(59.7)	(59.9)

Total long-term debt, excluding current maturities	$3,101.8	$3,057.4

12.	Supplemental balance sheet information

Property, plant and equipment, net

(in millions)	March 31, 2016	December 31, 2015
Property, plant and equipment, at cost	$1,872.1	$1,806.0
Less: accumulated depreciation	(779.1)	(723.5)

Property, plant and equipment, net	$1,093.0	$1,082.5

Capital lease assets, net

Included within property, plant and equipment, net are assets related to capital leases where the Company is the lessee. The below table summarizes the cost and accumulated depreciation related to these assets:

(in millions)	March 31, 2016	December 31, 2015
Capital lease assets, at cost	$65.2	$63.5
Less: accumulated depreciation	(10.0)	(7.5)

Capital lease assets, net	$55.2	$56.0

Intangible assets, net

The gross carrying amounts and accumulated amortization of the Company’s intangible assets were as follows:

	March 31, 2016			December 31, 2015
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships	$949.4	$(469.6)	$479.8	$930.1	$(446.6)	$483.5
Other	186.0	(142.0)	44.0	170.5	(135.1)	35.4

Total intangible assets	$1,135.4	$(611.6)	$523.8	$1,100.6	$(581.7)	$518.9

Other intangible assets consist of intellectual property trademarks, trade names, supplier relationships, non-compete agreements and exclusive distribution rights.

13.	Fair value measurements

Items measured at fair value on a recurring basis

The following table presents the Company’s assets and liabilities measured on a recurring basis on a gross basis:

	Level 2		Level 3
(in millions)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Current assets:
Forward currency contracts	$0.9	$0.2	$—	$—
Current liabilities:
Forward currency contracts	0.5	0.2	—	—
Interest rate swap contracts	4.5	5.3	—	—
Noncurrent liabilities:
Interest rate swap contracts	0.7	0.5		—
Contingent consideration	—	—	8.7	8.7

The net amounts included in prepaid and other current assets were $0.9 million and $0.2 million and included in other accrued expenses were $0.5 million and $0.2 million as of March 31, 2016 and December 31, 2015, respectively.

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

The fair value of the contingent consideration is based on a real options approach, which took into account management’s best estimate of the acquiree’s performance, as well as achievement risk. Based on the valuation methodology, contingent consideration is classified as level 3 in the fair value hierarchy.

The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consists of contingent consideration related to prior acquisitions.

(in millions)	Contingent consideration
Fair value as of December 31, 2015	$8.7
Fair value adjustments	(0.1)
Foreign currency	0.1

Fair value as of March 31, 2016	$8.7

Financial instruments not carried at fair value

The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	March 31, 2016		December 31, 2015
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt including current portion (Level 2)	$3,161.5	$3,160.4	$3,117.3	$3,056.5

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

Interest rate swaps

At March 31, 2016 and December 31, 2015, the Company had interest rate swap contracts in place with a total notional amount of $2.0 billion, whereby a fixed rate of interest (weighted average of 1.64%) is paid and a variable rate of interest (greater of 1.25% or three-month LIBOR) is received on the notional amount.

The objective of the interest rate swap contracts is to offset the variability of cash flows in LIBOR indexed debt interest payments, subject to a 1.00% floor, attributable to changes in the aforementioned benchmark interest rate related to the Term B Loan due 2022.

The fair value of interest rate swaps is recorded either in prepaids and other current assets, other assets, other accrued expenses or other long-term liabilities in the condensed consolidated balance sheets. As of March 31, 2016 and December 31, 2015, the current liability of $4.5 million and $5.3 million was included in other accrued expenses, respectively. As of March 31, 2016 and December 31, 2015, the noncurrent liability of $0.7 million and $0.5 million was included in other long-term liabilities, respectively.

Foreign currency derivatives

The Company uses forward currency contracts to hedge earnings from the effects of foreign exchange relating to certain of the Company’s intercompany and third-party receivables and payables denominated in a foreign currency. These derivative instruments are not formally designated as hedges by the Company and the terms of these instruments range from one to eight months. Forward currency contracts are recorded at fair value in either prepaid expenses and other current assets or other accrued expenses in the consolidated balance sheet, reflecting their short-term nature. The fair value adjustments and gains and losses are included in other (expense) income, net within the condensed consolidated statements of operations. Refer to “Note 7: Other (expense) income, net” for more information. The total notional amount of undesignated forward currency contracts were $99.5 million and $107.5 million as of March 31, 2016 and December 31, 2015, respectively.

Cash flows associated with derivative financial instruments are recognized in the operating section of the consolidated statement of cash flows.

15.	Business combinations

Acquisition of Bodine Services

On March 2, 2016, the Company completed an acquisition of 100% of the equity interest in Bodine Services of Decatur, Inc.; Bodine Environmental Services, Inc.; and affiliated entities, operating as Bodine Services of the Midwest (“Bodine”), a regional provider of environmental and facilities maintenance services. This acquisition expands the Company’s footprint with additional service centers in key geographic markets since Bodine has expertise that is critical to helping customers effectively manage compliance with their operations by preventing waste and environmental concerns.

Acquisition of Nexus Ag

On March 22, 2016, the Company completed a definitive asset purchase agreement with Nexus Ag Business Inc. (“Nexus Ag”), a wholesale fertilizer distributor to the Western Canada agriculture market that offers a broad range of products, including micronutrients, specialty fertilizers, potash, phosphates, and liquid and soluble nutrients from leading North American producers.

The preliminary purchase price for these acquisitions was $53.3 million. The preliminary purchase price allocation includes goodwill of $22.9 million and intangibles of $19.4 million. The operating results subsequent to the acquisition dates did not have a significant impact on the consolidated financial statement of the Company. The initial accounting for these acquisitions has only been preliminarily determined subject to final working capital adjustments and valuations of intangible assets and property, plant and equipment.

16.	Commitments and Contingencies

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

The Company is subject to liabilities from claims alleging personal injury from exposure to asbestos. The claims result primarily from an indemnification obligation related to Univar USA Inc.’s 1986 purchase of McKesson Chemical Company from McKesson Corporation (“McKesson”). Univar USA’s obligation to indemnify McKesson for settlements and judgments arising from asbestos claims is the amount which is in excess of applicable insurance coverage, if any, which may be available under McKesson’s historical insurance coverage. Univar USA is also a defendant in a small number of asbestos claims. As of March 31, 2016, there were fewer than 220 asbestos-related claims for which the Company has liability for defense and indemnity pursuant to the indemnification obligation. Historically, the vast majority of the claims against both McKesson and Univar USA have been dismissed without payment. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of these matters will have a material effect on its overall financial position, results of operations or cash flows. However, the Company cannot predict the outcome of any present or future claims or litigation and adverse developments could negatively impact earnings or cash flows in a particular future period.

Environmental

The Company is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively “environmental remediation work”) at approximately 131 locations, some that are now or were previously Company-owned/occupied and some that were never Company-owned/occupied (“non-owned sites”).

The Company’s environmental remediation work at some sites is being conducted pursuant to governmental proceedings or investigations, while the Company, with appropriate state or federal agency oversight and approval, is conducting the environmental remediation work at other sites voluntarily. The Company is currently undergoing remediation efforts or is in the process of active review of the need for potential remediation efforts at approximately 103 current or formerly Company-owned/occupied sites. In addition, the Company may be liable for a share of the clean-up of approximately 28 non-owned sites. These non-owned sites are typically (a) locations of independent waste disposal or recycling operations with alleged or confirmed contaminated soil and/or groundwater to which the Company may have shipped waste products or drums for re-conditioning, or (b) contaminated non-owned sites near historical sites owned or operated by the Company or its predecessors from which contamination is alleged to have arisen.

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

As of March 31, 2016, the Company has not recorded a liability related to the PCS investigation described above as any potential loss is neither probable nor estimable at this stage of the investigation.

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

Changes in total environmental liabilities are as follows:

	Three months ended March 31,
(in millions)	2016	2015
Environmental liabilities at beginning of period	$113.2	$120.3
Revised obligation estimates	2.1	2.0
Environmental payments	(4.6)	(4.4)
Foreign exchange	0.1	(0.6)

Environmental liabilities at end of period	$110.8	$117.3

Environmental liabilities of $32.3 million and $35.5 million were classified as current in other accrued expenses in the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively. The long-term portion of environmental liabilities is recorded in other long-term liabilities in the condensed consolidated balance sheets.

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

CBP, however, continued its investigation on the importation of saccharin by the Company’s subsidiary, Univar USA Inc. On July 21, 2014, CBP sent the Company a “Pre-Penalty Notice” indicating the imposition of a penalty against Univar USA Inc. in the amount of approximately $84.0 million. Univar USA Inc. responded to CBP that the proposed penalty was not justified. On October 1, 2014, the CBP issued a penalty notice to Univar USA Inc. for $84.0 million and has reaffirmed this penalty notice. On August 6, 2015, the DOJ filed a complaint on CBP’s behalf against Univar USA Inc. in the Court of International Trade seeking approximately $84.0 million in allegedly unpaid duties, penalties, interest, costs and attorneys’ fees. Discovery is underway in this matter. The Company continues to defend this matter vigorously. Univar USA Inc. has not recorded a liability related to this investigation as the Company believes a loss is not probable.

17.     Segments

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

Financial information for the Company’s segments is as follows:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations	Consolidated
Three Months Ended March 31, 2016
Net sales:
External customers	$1,187.5	$272.7	$437.4	$101.4	$—	$1,999.0
Inter-segment	26.9	2.3	1.4	—	(30.6)	—

Total net sales	1,214.4	275.0	438.8	101.4	(30.6)	1,999.0
Cost of goods sold (exclusive of depreciation)	951.5	224.4	342.6	80.8	(30.6)	1,568.7

Gross profit	262.9	50.6	96.2	20.6	—	430.3
Outbound freight and handling	47.7	7.8	14.0	1.8	—	71.3
Warehousing, selling and administrative	134.4	21.1	53.9	10.9	4.6	224.9

Adjusted EBITDA	$80.8	$21.7	$28.3	$7.9	$(4.6)	$134.1

Other operating expenses, net						5.5
Depreciation						33.5
Amortization						22.0
Interest expense, net						40.6
Other expense, net						13.4
Income tax expense						5.1

Net income						$14.0

Total assets	$4,038.3	$1,942.5	$1,011.6	$243.4	$(1,300.4)	$5,935.4

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations	Consolidated
Three Months Ended March 31, 2015
Net sales:
External customers	$1,394.8	$293.2	$476.4	$134.7	$—	$2,299.1
Inter-segment	27.5	1.9	0.7	—	(30.1)	—

Total net sales	1,422.3	295.1	477.1	134.7	(30.1)	2,299.1
Cost of goods sold (exclusive of depreciation)	1,140.5	241.8	375.3	110.0	(30.1)	1,873.5

Gross profit	281.8	53.3	101.8	24.7	—	461.6
Outbound freight and handling	56.0	9.9	16.2	2.4	—	84.5
Warehousing, selling and administrative	133.2	22.9	58.4	14.2	2.7	231.4

Adjusted EBITDA	$92.6	$20.5	$27.2	$8.1	$(2.7)	$145.7

Other operating expenses, net						8.1
Depreciation						32.0
Amortization						21.9
Interest expense, net						63.2
Other income, net						(6.8)
Income tax expense						7.6

Net income						$19.7

Total assets (as adjusted*)	$4,144.1	$1,907.3	$991.6	$278.3	$(1,413.1)	$5,908.2

*	Adjusted due to the adoption of ASU 2015-03 and ASU 2015-15.

18.     Subsequent events

On May 3, 2016, the Company issued a press release announcing the appointment of Stephen D. Newlin as the Company’s President and Chief Executive Officer, effective May 31, 2016. Mr. Newlin succeeds J. Erik Fyrwald who announced his resignation as President and Chief Executive Officer and a member of the Board of Directors on May 2, 2016 effective as of May 31, 2016 to accept a position with another company.

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

We monitor the results of our operating segments separately for the purposes of making decisions about resource allocation and performance assessment. We evaluate performance on the basis of Adjusted EBITDA, which we define as our consolidated net income, plus the sum of interest expense, net of interest income, income tax expense, depreciation, amortization, other operating expenses, net (which primarily consists of pension mark to market adjustments, acquisition and integration related expenses, employee stock-based compensation expense, redundancy and restructuring costs, advisory fees paid to stockholders, and other unusual or non-recurring expenses) and other (expense) income, net (which consists of gains and losses on foreign currency transactions and undesignated derivative instruments, ineffective portion of cash flow hedges, debt refinancing costs, and other nonoperating activity). We believe that Adjusted EBITDA is an important indicator of operating performance because:

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

The following is management’s discussion and analysis of the financial condition and results of operations for the three months ended March 31, 2016 as compared to the corresponding period in the prior year. This discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, set forth in this report under “Financial Statements” and our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

The following tables set forth, for the periods indicated, certain statements of operations data first on the basis of reported data and then as a percentage of total net sales for the relevant period.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

	Three Months Ended				Favorable (unfavorable)	% Change	Impact of currency*
(in millions)	March 31, 2016		March 31, 2015
Net sales	$1,999.0	100.0%	$2,299.1	100.0%	$(300.1)	(13.1)%	(2.9)%
Cost of goods sold (exclusive of depreciation)	1,568.7	78.5%	1,837.5	79.9%	268.8	(14.6)%	2.9%

Gross profit	430.3	21.5%	461.6	20.1%	(31.3)	(6.8)%	(2.9)%
Operating expenses:
Outbound freight and handling	71.3	3.6%	84.5	3.7%	13.2	(15.6)%	1.9%
Warehousing, selling and administrative	224.9	11.3%	231.4	10.1%	6.5	(2.8)%	2.7%
Other operating expenses, net	5.5	0.3%	8.1	0.4%	2.6	(32.1)%	3.7%
Depreciation	33.5	1.7%	32.0	1.4%	(1.5)	4.7%	2.2%
Amortization	22.0	1.1%	21.9	1.0%	(0.1)	0.5%	3.2%

Total operating expenses	357.2	17.9%	377.9	16.4%	(20.7)	(5.5)%	2.5%

Operating income	73.1	3.7%	83.7	3.6%	(10.6)	(12.7)%	(4.7)%

Other (expense) income:
Interest income	0.9	0.0%	1.2	0.1%	(0.3)	(25.0)%	(8.3)%
Interest expense	(41.5)	(2.1)%	(64.4)	(2.8)%	22.9	(35.6)%	0.8%
Other (expense) income, net	(13.4)	(0.7)%	6.8	0.3%	(20.2)	N/M	1.5%

Total other expense	(54.0)	(2.7)%	(56.4)	(2.5)%	2.4	(4.3)%	0.9%

Income before income taxes	19.1	1.0%	27.3	1.2%	(8.2)	(30.0)%	(12.1)%
Income tax expense	5.1	0.3%	7.6	0.3%	2.5	(32.9)%	9.2%

Net income	$14.0	0.7%	$19.7	0.9%	(5.7)	(28.9)%	(13.2)%

*Foreign currency translation is included in the percentage change. Unfavorable impacts from foreign currency translation are designated with parentheses.

Net sales

Net sales percentage change due to:
Acquisitions	1.3%
Reported sales volumes	(6.2)%
Sales pricing and product mix	(5.3)%
Foreign currency translation	(2.9)%

Total	(13.1)%

Net sales were $1,999.0 million in the three months ended March 31, 2016, a decrease of $300.1 million, or 13.1%, from the three months ended March 31, 2015. The increase in net sales from acquisitions was primarily driven by the July 2015 Chemical Associates and the November 2015 Weavertown acquisitions in the US. The decrease in net sales from reported sales volumes primarily resulted from reductions in sales of upstream oil and gas products driven by reduced market demand. The decrease in net sales from changes in sales pricing and product mix was driven by the USA segment partially offset by increases in the Canada, EMEA and Rest of World segments. Foreign currency translation decreased net sales due to the US dollar strengthening against all of our major currencies. Refer to the “Segment results” for the three months ended March 31, 2016 discussion for additional information.

Gross profit

Gross profit percentage change due to:
Acquisitions	2.3%
Reported sales volumes	(6.2)%
Sales pricing, product costs and other adjustments	0.0%
Foreign currency translation	(2.9)%

Total	(6.8)%

Gross profit decreased $31.3 million, or 6.8%, to $430.3 million for the three months ended March 31, 2016. The increase in gross profit from acquisitions was primarily driven by the November 2015 Weavertown, July 2015 Chemical Associates and March 2016 Bodine acquisitions in the US. The decrease in gross profit from reported sales volumes primarily resulted from reductions in upstream oil and gas products driven by reduced market demand. Changes in gross profit as a result of sales pricing, product costs and other adjustments are insignificant on a consolidated basis as negative impacts from the USA segment were offset by positive impacts from the remaining segments. Gross margin, which we define as gross profit divided by net sales, increased to 21.5% in the three months ended March 31, 2016 from 20.1% in the three months ended March 31, 2015 primarily due to average purchasing costs declining at a faster rate than average selling prices. Foreign currency translation decreased gross profit due to the strengthening of the US dollar against all our major currencies. Refer to the “Segment results” for the three months ended March 31, 2016 discussion for additional information.

Outbound freight and handling

Outbound freight and handling expenses decreased $13.2 million, or 15.6%, to $71.3 million for the three months ended March 31, 2016. Foreign currency translation decreased outbound freight and handling expense by 1.9% or $1.6 million. On a constant currency basis, outbound freight and handling expenses decreased 13.7% or $11.6 million, which was primarily attributable to lower reported sales volumes as well as lower diesel fuel costs. Refer to the “Segment results” for the three months ended March 31, 2016 discussion for additional information.

Warehousing, selling and administrative

Warehousing, selling and administrative expenses decreased $6.5 million, or 2.8%, to $224.9 million for the three months ended March 31, 2016. Foreign currency translation decreased warehousing, selling and administrative expenses by 2.7% or $6.2 million. The remaining $0.3 million decrease related to several insignificant components. Refer to the “Segment results” for the three months ended March 31, 2016 discussion for additional information.

Other operating expenses, net

Other operating expenses, net decreased $2.6 million, or 32.1%, to $5.5 million for the three months ended March 31, 2016. The decrease was primarily related to a reduction of $2.7 million in redundancy and restructuring charges in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, which primarily related to higher severance costs in the three months ended March 31, 2015. Refer to “Note 6: Redundancy and restructuring” in Item 1 of this Quarterly Report on Form 10-Q for additional information. Also contributing to the decrease was $1.3 million of lower advisory fees paid to our significant stockholders, CVC Capital Partners (“CVC”) and Clayton, Dubilier & Rice, LLC (“CD&R”) resulting from the termination of the management contracts with CVC and CD&R as part of our 2015 initial public offering in the three months ended March 31, 2016.

The decrease was partially offset by an increase of $1.5 million in acquisition and integration related expenses in the three months ended March 31, 2016 primarily driven by increased integration activity on prior acquisitions. The remaining $0.1 million decrease was related to several insignificant components. Foreign currency translation decreased other operating expenses, net by 3.7% or $0.3 million. Refer to “Note 5: Other operating expenses, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.

Depreciation and amortization

Depreciation expense increased $1.5 million, or 4.7%, to $33.5 million for the three months ended March 31, 2016. Foreign currency translation decreased depreciation expense by 2.2% or $0.7 million. On a constant currency basis, the increase was primarily related to a higher level of capital lease assets during the three months ended March 31, 2016.

Amortization expense increased $0.1 million, or 0.5%, to $22.0 million for the three months ended March 31, 2016. Amortization expense decreased 3.2% or $0.7 million due to foreign currency translation. On a constant currency basis, the increase of $0.8 million was primarily driven by additional intangible assets related to our 2015 business acquisitions during the three months ended March 31, 2016.

Interest expense

Interest expense decreased $22.9 million, or 35.6%, to $41.5 million for the three months ended March 31, 2016 primarily due to the June 2015 and July 2015 debt refinancing activity as well as lower average outstanding borrowings under our short-term financing agreements. Foreign currency translation decreased interest expense by 0.8% or $0.5 million.

Other (expense) income, net

Other (expense) income, net increased $20.2 million from income of $6.8 million for the three months ended March 31, 2015 to an expense of $13.4 million for the three months ended March 31, 2016. The increase was primarily driven by foreign currency denominated loan revaluation losses of $14.7 million primarily resulting from the revaluation of the Euro Tranche Term Loan in the three months ended March 31, 2016 compared to gains of $11.7 million in the three months ended March 31, 2015. Refer to “Note 7: Other (expense) income, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.

Income tax expense

Income tax expense decreased $2.5 million, or 32.9%, to $5.1 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to a decrease in the earnings, offset by the favorable release of a valuation allowance on certain foreign tax attributes and the favorable interim accounting treatment of year to date losses incurred in foreign jurisdictions for which a tax benefit may not be recognized.

Segment results

Our Adjusted EBITDA by operating segment and in aggregate is summarized in the following tables:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Elimin- ations(1)	Consolidated
	Three Months Ended March 31, 2016
Net sales:
External customers	$1,187.5	$272.7	$437.4	$101.4	$—	$1,999.0
Inter-segment	26.9	2.3	1.4	—	(30.6)	—

Total net sales	1,214.4	275.0	438.8	101.4	(30.6)	1,999.0
Cost of goods sold (exclusive of depreciation)	951.5	224.4	342.6	80.8	(30.6)	1,568.7

Gross profit	262.9	50.6	96.2	20.6	—	430.3
Outbound freight and handling	47.7	7.8	14.0	1.8	—	71.3
Warehousing, selling and administrative (operating expenses)	134.4	21.1	53.9	10.9	4.6	224.9

Adjusted EBITDA	$80.8	$21.7	$28.3	$7.9	$(4.6)	$134.1

Other operating expenses, net						5.5
Depreciation						33.5
Amortization						22.0
Interest expense, net						40.6
Other expense, net						13.4
Income tax expense						5.1

Net income						$14.0

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Elimin- ations(1)	Consolidated
	Three Months Ended March 31, 2015
Net sales:
External customers	$1,394.8	$293.2	$476.4	$134.7	$—	$2,299.1
Inter-segment	27.5	1.9	0.7	—	(30.1)	—

Total net sales	1,422.3	295.1	477.1	134.7	(30.1)	2,299.1
Cost of goods sold (exclusive of depreciation)	1,140.5	241.8	375.3	110.0	(30.1)	1,837.5

Gross profit	281.8	53.3	101.8	24.7	—	461.6
Outbound freight and handling	56.0	9.9	16.2	2.4	—	84.5
Warehousing, selling and administrative (operating expenses)	133.2	22.9	58.4	14.2	2.7	231.4

Adjusted EBITDA	$92.6	$20.5	$27.2	$8.1	$(2.7)	$145.7

Other operating expenses, net						8.1
Depreciation						32.0
Amortization						21.9
Interest expense, net						63.2
Other income, net						(6.8)
Income tax expense						7.6

Net income						$19.7

(1)	Other/Eliminations represents the elimination of intersegment transactions as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.

USA.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	1.8%	Acquisitions	3.1%
Reported sales volumes	(6.0)%	Reported sales volumes	(6.0)%
Sales pricing and product mix	(10.6)%	Sales pricing, product costs and other adjustments	(3.8)%

Total	(14.9)%	Total	(6.7)%

External sales in the USA segment were $1,187.5 million, a decrease of $207.3 million, or 14.9%, in the three months ended March 31, 2016. The increase in external net sales from acquisitions was primarily due to the July 2015 Chemical Associates, and November 2015 Weavertown acquisitions. The decrease in external net sales from reported sales volumes was primarily due to a reduction in sales of upstream oil and gas products driven by reduced market demand. The reduction in external net sales from changes in sales pricing and product mix was primarily driven by lower average selling prices resulting from market driven deflationary pressures. Gross profit decreased $18.9 million, or 6.7%, to $262.9 million in the three months ended March 31, 2016. The increase in gross profit from acquisitions was primary due to the July 2015 Chemical Associates, November 2015 Weavertown, and March 2016 Bodine acquisitions. Excluding the impact of volumes, gross profit decreased due to changes in sales pricing, product costs and other adjustments primarily due to market deflationary pressures. Gross margin increased from 20.2% in the three months ended March 31, 2015 to 22.1% during the three months ended March 31, 2016 primarily due to product mix.

Outbound freight and handling expenses decreased $8.3 million, or 14.8%, to $47.7 million in the three months ended March 31, 2016 primarily due to lower reported sales volumes as well as lower diesel fuel costs. Operating expenses increased $1.2 million, or 0.9%, to $134.4 million in the three months ended March 31, 2016 primarily driven by $3.7 million of incremental expenses from our 2015 USA acquisitions partially offset by $1.5 million of lower travel and entertainment expenses resulting from focused expense reduction initiatives. The remaining $1.0 million decrease related to several insignificant components. Operating expenses as a percentage of external sales increased from 9.5% in the three months ended March 31, 2015 to 11.3% in the three months ended March 31, 2016.

Adjusted EBITDA decreased by $11.8 million, or 12.7%, to $80.8 million in the three months ended March 31, 2016. Acquisitions contributed $4.2 million of additional Adjusted EBITDA in the three months ended March 31, 2016. Adjusted EBITDA margin increased from 6.6% in the three months ended March 31, 2015 to 6.8% in the three months ended March 31, 2016 primarily as a result of improved gross margin partially offset by higher operating expenses as a percentage of external net sales.

Canada.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	1.2%	Acquisitions	2.6%
Reported sales volumes	(4.2)%	Reported sales volumes	(4.2)%
Sales pricing and product mix	6.0%	Sales pricing, product costs and other adjustments	6.7%
Foreign currency translation	(9.9)%	Foreign currency translation	(10.2)%

Total	(7.0)%	Total	(5.1)%

External sales in the Canada segment were $272.7 million, a decrease of $20.5 million, or 7.0%, in the three months ended March 31, 2016. Foreign currency translation decreased external sales dollars as the US dollar strengthened against the Canadian dollar when comparing the three months ended March 31, 2016 to the three months ended March 31, 2015. On a constant currency basis, external sales dollars increased $8.4 million or 2.9%. The increase in external net sales from acquisitions was due to the October 2015 acquisition of Future/BlueStar. The decrease in external net sales from reported sales volumes was primarily due to lower methanol sales driven by warmer weather conditions partially offset by increases in agricultural sales resulting from optimal weather conditions. The increase in external net sales from changes in sales pricing and product mix was primarily driven by higher average selling prices. Gross profit decreased $2.7 million, or 5.1%, to $50.6 million in the three months ended March 31, 2016. The increase in gross profit from acquisitions was due to the acquisition of Future/BlueStar. Gross profit increased due to changes in sales pricing, product costs and other adjustments primarily due to a shift in product mix towards higher margin products and services during the three months ended March 31, 2016. Gross margin increased from 18.2% in the three months ended March 31, 2015 to 18.6% in the three months ended March 31, 2016.

Outbound freight and handling expenses decreased $2.1 million, or 21.2%, to $7.8 million primarily due to foreign currency translation, lower reported sales volumes as well as realization of cost efficiencies. Operating expenses decreased by $1.8 million, or 7.9%, to $21.1 million in the three months ended March 31, 2016 and decreased 0.1% as a percentage of external sales from 7.8% for the three months ended March 31, 2015. Acquisition contributed to additional operating expenses of $0.7 million in the three months ended March 31, 2016. Foreign currency translation decreased operating expenses by 9.6% or $2.2 million. On a constant currency basis, operating expenses increased $0.4 million, or 1.7%, primarily due to increased personnel expenses of $2.0 million driven by annual compensation increases partially offset by lower pension expense of $1.6 million resulting from the soft freeze of the Canadian pension plan.

Adjusted EBITDA increased by $1.2 million, or 5.9%, to $21.7 million in the three months ended March 31, 2016. Foreign currency translation decreased Adjusted EBITDA by 11.2% or $2.3 million. On a constant currency basis, Adjusted EBITDA increased $3.5 million, or 17.1%, primarily due to increased external sales generating increased gross profit. Acquisitions contributed $0.6 million of additional Adjusted EBITDA in the three months ended March 31, 2016. Adjusted EBITDA margin increased from 7.0% in the three months ended March 31, 2015 to 8.0% in the three months ended March 31, 2016 primarily as a result of improved gross margin and lower outbound freight and handling expenses.

EMEA.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	0.4%	Acquisitions	0.2%
Reported sales volumes	(6.8)%	Reported sales volumes	(6.8)%
Sales pricing and product mix	1.1%	Sales pricing, product costs and other adjustments	3.8%
Foreign currency translation	(2.9)%	Foreign currency translation	(2.7)%

Total	(8.2)%	Total	(5.5)%

External sales in the EMEA segment were $437.4 million, a decrease of $39.0 million, or 8.2%, in the three months ended March 31, 2016. Foreign currency translation decreased external sales dollars primarily resulting from the US dollar strengthening against the euro and British pound when comparing the three months ended March 31, 2016 to the three months ended March 31, 2015. The increase in external net sales from acquisitions was due to the December 2015 acquisition of Polymer Technology Limited. The decrease in external net sales from reported sales volumes was primarily due to the continuing impacts of restructuring initiatives focused on our product mix enrichment strategy. The increase in external net sales from changes in sales pricing and product mix was primarily driven by higher average selling prices. Gross profit decreased $5.6 million, or 5.5%, to $96.2 million in the three months ended March 31, 2016. Gross profit increased due to changes in sales pricing, product costs and other adjustments primarily due to higher gross margins in certain end markets including personal care and pharmaceutical product and ingredients. Gross margin increased from 21.4% in the three months ended March 31, 2015 to 22.0% in the three months ended March 31, 2016 primarily due to the factors impacting gross profit discussed above.

Outbound freight and handling expenses decreased $2.2 million, or 13.6%, to $14.0 million primarily due to foreign currency translation and lower reported sales volumes. Operating expenses decreased $4.5 million, or 7.7%, to $53.9 million in the three months ended March 31, 2016, and remained flat at 12.3% as a percentage of external sales for the three months ended March 31, 2016. Foreign currency translation decreased operating expenses by 2.4% or $1.4 million. On a constant currency basis, operating expenses decreased $3.1 million, or 5.3%, which was primarily related to lower personnel expenses of $1.7 million driven by lower variable compensation expense as well as resulting site restructure impacts in addition to lower lease expense of $0.6 million due to certain operating leases being replaced by capital leases. The remaining $0.8 million decrease related to several insignificant components.

Adjusted EBITDA increased by $1.1 million, or 4.0%, to $28.3 million in the three months ended March 31, 2016. Foreign currency translation decreased Adjusted EBITDA by 3.7% or $1.0 million. On a constant currency basis, Adjusted EBITDA increased $2.1 million, or 7.7%, due to reductions in operating expenses. Adjusted EBITDA margin increased from 5.7% in the three months ended March 31, 2015 to 6.5% in the three months ended March 31, 2016 primarily as a result of the increase in gross margin.

Rest of World.

Net sales percentage change due to:		Gross profit percentage change due to:
Reported sales volumes	(10.0)%	Reported sales volumes	(10.0)%
Sales pricing and product mix	2.2%	Sales pricing, product costs and other adjustments	14.1%
Foreign currency translation	(16.9)%	Foreign currency translation	(20.7)%

Total	(24.7)%	Total	(16.6)%

External sales in the Rest of World segment were $101.4 million, a decrease of $33.3 million, or 24.7%, in the three months ended March 31, 2016. Foreign currency translation decreased external sales dollars when comparing the three months ended March 31, 2016 to the three months ended March 31, 2015 primarily due to the US dollar strengthening against the Mexican peso and Brazilian real. The decrease in external net sales from reported sales volumes was primarily due to decreases in the Asia Pacific region partially offset by increases in Mexico and Brazil resulting from market penetration. The increase in external net sales from changes in sales pricing and product mix was primarily due to improvements in product mix within Brazil and the Asia Pacific region. Gross profit decreased $4.1 million, or 16.6%, to $20.6 million in the three months ended March 31, 2016. Gross profit increased due to a shift in product mix towards higher margin products within Brazil, Mexico and the Asia Pacific region. Gross margin increased from 18.3% in the three months ended March 31, 2015 to 20.3% in the three months ended March 31, 2016 primarily due to the factors impacting gross profit discussed above.

Outbound freight and handling expenses decreased $0.6 million, or 25.0%, to $1.8 million in the three months ended March 31, 2016. Foreign currency translation decreased outbound freight and handling expenses by 16.7% or $0.4 million. On a constant currency basis, outbound freight and handling expenses decreased $0.2 million or 8.3%, which was primarily due to lower volumes as well as synergies resulting from the consolidation of warehouses from the D’Altomare acquisition. Operating expenses decreased $3.3 million, or 23.2%, to $10.9 million in the three months ended March 31, 2016 and increased as a percentage of external sales from 10.5% in the three months ended March 31, 2015 to 10.7% in the three months ended March 31, 2016. Foreign currency translation decreased operating expenses by 17.6% or $2.5 million. On constant currency basis, operating expenses decreased $0.8 million which related to several insignificant components.

Adjusted EBITDA decreased by $0.2 million, or 2.5%, to $7.9 million in the three months ended March 31, 2016. Foreign currency translation decreased Adjusted EBITDA by 27.2% or $2.2 million. On a constant currency basis, Adjusted EBITDA increased $2.0 million, or 24.7%, primarily due to increased gross profit and reduced operating expenses. Adjusted EBITDA margin increased from 6.0% in the three months ended March 31, 2015 to 7.8% in the three months ended March 31, 2016 primarily as a result of the increase in gross margin.

Liquidity and Capital Resources

Our primary source of liquidity is cash generated from our operations as well as borrowings under our credit facilities. As of March 31, 2016, we had $539.1 million available under our credit facilities.

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

Cash Flows

The following table presents a summary of our cash flow activity for the periods set forth below:

	Three Months Ended

	March 31, 2016	March 31, 2015

Net cash provided by operating activities	$64.7	$88.1
Net cash used by investing activities	(77.2)	(30.2)
Net cash provided by (used by) financing activities	17.8	(48.4)

Cash Provided by Operating Activities

Cash provided by operating activities decreased $23.4 million from $88.1 million for the three months ended March 31, 2015 to $64.7 million for the three months ended March 31, 2016.

The decrease in cash provided by operating activities was primarily due to a decrease of $31.1 million due to changes in trade working capital, which includes trade accounts receivables, net, inventories and trade accounts payable. The reduction in cash flows from changes in trade working capital is largely attributable to increasing sales as compared to the prior quarter during the three months ended March 31, 2016 as opposed to decreasing sales during the three months ended March 31, 2015.

The decrease in cash provided by operating activities was also attributable to the decrease of $15.8 million in net income exclusive of non-cash items in the three months ended March 31, 2016, compared to the three months ended March 31, 2015. Refer to “Results of Operations” above for additional information.

Another factor contributing to the decrease in cash provided by operating activities was the $18.1 million reduction in other, net which primarily consisted of a reduction of $5.2 million in payments of sales taxes driven by the timing of tax payments, a reduction of $5.1 million from changes in accrued interest driven by the reduction in interest expense and a reduction of $13.6 million in other payable primarily driven by payments for capitalized information technology projects.

The above decreases were partially offset by a $35.2 million increase from changes in prepaid expenses and other current assets which primarily consisted of a $16.0 million increase from rebate collections as well as a $15.7 million increase from the change in income tax receivable. Another factor offsetting the decrease in cash flow from operations was the $6.4 million reduction in pensions and other postretirement benefit liabilities which was primarily driven by lower pension contributions in the three months ended March 31, 2016.

Cash Used by Investing Activities

Cash used by investing activities increased $47.0 million from $30.2 million for the three months ended March 31, 2015 to $77.2 million for the three months ended March 31, 2016. The increase is primarily related to increased cash outflows for purchases of businesses, net of cash acquired of $53.3 million primarily driven by the March 2016 acquisitions of Bodine and Nexus AG.

This increase in cash used by investing activities was partially offset by lower spending on capital expenditures of $8.4 million. The reduction was driven by higher capital expenditures during the three months ended March 31, 2015 resulting from purchasing assets that replaced operating leases. The remaining increase in cash used by investing activities of $2.1 million did not contain any significant activity.

Cash Provided (Used) by Financing Activities

Cash provided (used) by financing activities increased $66.2 million from cash used by financing activities of $48.4 million for the three months ended March 31, 2015 to cash provided by financing activities of $17.8 million for the three months ended March 31, 2016. The increase in cash provided (used) by financing activities was primarily due to the $44.3 million reduction in payments on long-term debt and capital lease obligations primarily driven by our June 2015 and July 2015 debt refinancing activity as well as the increase of $37.5 million in proceeds from issuance of long term debt which resulted from additional borrowings on our ABL facilities primarily driven by increased working capital funding requirements.

The increases in cash provided (used) by financing activities was partially offset by a $13.8 million reduction in cash flow from changes in short-term financing, net that was primarily driven by paying down bank overdrafts. The remaining $1.8 million decrease did not contain any significant activity.

Contractual Obligations and Commitments

There were no material changes in our contractual obligations and commitments since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Critical Accounting Estimates

There were no material changes in our critical accounting estimates since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Issued and Adopted Accounting Pronouncements

See “Note 3: Recent Accounting Pronouncements” in the notes to the condensed consolidated financial statements.

Accounting Pronouncements Issued But Not Yet Adopted

See “Note 3: Recent Accounting Pronouncements” in the notes to the condensed consolidated financial statements.

Forward looking statements and information

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth strategies and the industries in which we operate and including, without limitation, statements relating to our estimated or anticipated financial performance or results. Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those reflected in forward-looking statements relating to our operations and business and the risks and uncertainties discussed in “Risk Factors.” Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

●	general economic conditions, particularly fluctuations in industrial production;
●	disruption in the supply of chemicals we distribute or our customers’ operations;
●	termination of contracts or relationships by customers or producers on short notice;
●	the price and availability of chemicals, or a decline in the demand for chemicals;
●	our ability to pass through cost increases to our customers;
●	our ability to meet customer demand for a product;
●	trends in oil and gas prices;
●	our ability to execute strategic investments, including pursuing acquisitions and/or dispositions, and successfully integrating and operating acquired companies;
●	challenges associated with international operations, including securing producers and personnel, compliance with foreign laws and changes in economic or political conditions;
●	our ability to effectively implement our strategies or achieve our business goals;
●	exposure to interest rate and currency fluctuations;
●	competitive pressures in the chemical distribution industry;
●	consolidation of our competitors;
●	our ability to implement and efficiently operate the systems needed to manage our operations;
●	the risks associated with security threats, including cybersecurity threats;
●	increases in transportation costs and changes in our relationship with third party carriers;
●	the risks associated with hazardous materials and related activities;
●	accidents, safety failures, environmental damage, product quality issues, major or systemic delivery failures involving our distribution network or the products we carry or adverse health effects or other harm related to the materials we blend, manage, handle, store, sell or transport;
●	evolving laws and regulations relating to hydraulic fracturing;
●	losses due to potential product liability claims and recalls and asbestos claims;
●	compliance with extensive environmental, health and safety laws, including laws relating to the investigation and remediation of contamination, that could require material expenditures or changes in our operations;
●	general regulatory and tax requirements;
●	operational risks for which we may not be adequately insured;
●	ongoing litigation and other legal and regulatory actions and risks, including asbestos claims;
●	potential impairment of goodwill;
●	inability to generate sufficient working capital;
●	loss of key personnel;
●	labor disruptions and other costs associated with the unionized portion of our workforce;
●	negative developments affecting our pension plans;
●	the impact of labeling regulations; and
●	our substantial indebtedness and the restrictions imposed by our debt instruments and indenture.

You should read this Quarterly Report on Form 10-Q, including the uncertainties and factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise and changes in future operating results over time or otherwise.

Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the “Quantitative and Qualitative Disclosure about Market Risk” disclosed in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2016 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

PART II.

OTHER INFORMATION

Item  1. Legal Proceedings

Information pertaining to legal proceedings can be found in Note 16 to the interim condensed consolidated financial statements included in Part I, Financial Statements of this report.

Item 1A. Risk Factors

  There have been no material changes from the “Risk Factors” disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Date: May 5, 2016

By:	/s/ Carl J. Lukach
Carl J. Lukach Executive Vice President, Chief Financial Officer

Date: May 5, 2016