Form 10-Q
period 2016-06-30
Univar Inc.
filed 2016-08-09
CIK 1494319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number 001-37443
__________________________________________________________
Univar Inc.
(Exact name of registrant as specified in its charter)
__________________________________________________________

Delaware	26-1251958
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3075 Highland Parkway, Suite 200 Downers Grove, Illinois	60515
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (331) 777-6000
__________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 28, 2016, 137,966,787 shares of the registrant’s common stock, $0.01 par value, were outstanding.

Univar Inc.
Form 10-Q
For the quarterly period ended June 30, 2016

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

Univar Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

		Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	Note	2016	2015	2016	2015
Net sales		$2,262.5	$2,510.1	$4,261.5	$4,809.2
Cost of goods sold (exclusive of depreciation)		1,817.1	2,042.9	3,385.8	3,880.4
Gross profit		445.4	467.2	875.7	928.8
Operating expenses:
Outbound freight and handling		73.3	81.5	144.6	166.0
Warehousing, selling and administrative		223.9	217.1	448.8	448.5
Other operating expenses, net	5	11.5	39.0	17.0	47.1
Depreciation		38.0	37.7	71.5	69.7
Amortization		23.3	22.4	45.3	44.3
Total operating expenses		370.0	397.7	727.2	775.6
Operating income		75.4	69.5	148.5	153.2
Other (expense) income:
Interest income		1.0	1.5	1.9	2.7
Interest expense		(41.4)	(64.6)	(82.9)	(129.0)
Loss on extinguishment of debt		—	(7.3)	—	(7.3)
Other income (expense), net	7	5.7	(12.1)	(7.7)	(5.3)
Total other expense		(34.7)	(82.5)	(88.7)	(138.9)
Income before income taxes		40.7	(13.0)	59.8	14.3
Income tax expense (benefit)	8	0.9	(0.6)	6.0	7.0
Net income (loss)		$39.8	$(12.4)	$53.8	$7.3
Income (loss) per common share:
Basic	9	$0.29	$(0.12)	$0.39	$0.07
Diluted	9	0.29	(0.12)	0.39	0.07
Weighted average common shares outstanding:
Basic	9	137.6	102.8	137.6	101.4
Diluted	9	138.1	102.8	138.0	102.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

		Three months ended June 30,		Six months ended June 30,
(in millions)	Note	2016	2015	2016	2015
Net income (loss)		$39.8	$(12.4)	$53.8	$7.3
Other comprehensive income (loss), net of tax:
Foreign currency translation	10	(2.4)	21.7	66.7	(96.3)
Pension and other postretirement benefit adjustment	10	(1.2)	(1.9)	(3.0)	(3.7)
Derivative financial instruments	10	—	5.0	—	3.7
Total other comprehensive (loss) income, net of tax		(3.6)	24.8	63.7	(96.3)
Comprehensive income (loss)		$36.2	$12.4	$117.5	$(89.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	Note	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents		$223.8	$188.1
Trade accounts receivable, net		1,325.0	1,026.2
Inventories		801.7	803.4
Prepaid expenses and other current assets		153.2	178.6
Total current assets		2,503.7	2,196.3
Property, plant and equipment, net	12	1,069.7	1,082.5
Goodwill		1,803.3	1,745.1
Intangible assets, net	12	500.0	518.9
Deferred tax assets		3.3	3.5
Other assets		74.4	66.1
Total assets		$5,954.4	$5,612.4
Liabilities and stockholders’ equity
Current liabilities:
Short-term financing	11	$30.5	$33.5
Trade accounts payable		1,100.8	836.0
Current portion of long-term debt	11	91.6	59.9
Accrued compensation		59.1	62.8
Other accrued expenses		258.0	301.3
Total current liabilities		1,540.0	1,293.5
Long-term debt	11	3,039.4	3,057.4
Pension and other postretirement benefit liabilities		249.5	251.8
Deferred tax liabilities		53.8	58.0
Other long-term liabilities		133.0	135.0
Commitment and contingencies	16	—	—
Stockholders’ equity:
Preferred stock, 200.0 million shares authorized at $0.01 par value with no shares issued or outstanding as of June 30, 2016 and December 31, 2015		—	—
Common stock, 2.0 billion shares authorized at $0.01 par value with 137.9 million and 138.0 million shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively		1.4	1.4
Additional paid-in capital		2,229.2	2,224.7
Accumulated deficit		(931.2)	(985.0)
Accumulated other comprehensive loss	10	(360.7)	(424.4)
Total stockholders’ equity		938.7	816.7
Total liabilities and stockholders’ equity		$5,954.4	$5,612.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

		Six months ended June 30,
(in millions)	Note	2016	2015
Operating activities:
Net income		$53.8	$7.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		116.8	114.0
Amortization of deferred financing fees and debt discount		4.0	8.0
Amortization of pension credit from accumulated other comprehensive loss	10	(4.5)	(6.0)
Loss on extinguishment of debt		—	7.3
Deferred income taxes		(3.6)	(1.8)
Stock-based compensation expense	5	3.5	3.4
Other		(0.4)	(0.6)
Changes in operating assets and liabilities:
Trade accounts receivable, net		(274.1)	(172.2)
Inventories		18.3	8.3
Prepaid expenses and other current assets		27.7	(2.0)
Trade accounts payable		242.8	227.8
Pensions and other postretirement benefit liabilities		(20.2)	(31.0)
Other, net		(49.0)	(53.9)
Net cash provided by operating activities		115.1	108.6
Investing activities:
Purchases of property, plant and equipment		(45.2)	(62.4)
Purchases of businesses, net of cash acquired	15	(54.8)	(18.6)
Proceeds from sale of property, plant and equipment		2.9	5.0
Other		(1.7)	(5.5)
Net cash used by investing activities		(98.8)	(81.5)
Financing activities:
Proceeds from sale of common stock		—	765.8
Proceeds from issuance of long-term debt	11	20.5	—
Payments on long-term debt and capital lease obligations	11	(17.3)	(763.1)
Short-term financing, net	11	(5.4)	(11.2)
Other		1.0	(1.9)
Net cash used by financing activities		(1.2)	(10.4)
Effect of exchange rate changes on cash and cash equivalents		20.6	(25.7)
Net increase (decrease) in cash and cash equivalents		35.7	(9.0)
Cash and cash equivalents at beginning of period		188.1	206.0
Cash and cash equivalents at end of period		$223.8	$197.0
Supplemental disclosure of cash flow information
Non-cash activities:
Additions of property, plant and equipment included in trade accounts payable and other accrued expenses		$6.6	$11.7
Additions of property, plant and equipment under a capital lease obligation		7.3	30.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Notes to Condensed Consolidated Financial Statements
As of June 30, 2016 and
For the Three and Six Month Periods Ended June 30, 2016 and 2015
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
In July 2015, the FASB issued ASU 2015-11 "Simplifying the Measurement of Inventory" (Topic 330). The core principle of the guidance is that an entity should measure inventory at the "lower of cost and net realizable value" and options that currently exist for "market value" will be eliminated. The ASU defines net realizable value as the "estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation." This guidance is effective for the fiscal years beginning after December 15, 2016, including interim periods within those financial years. Early adoption is permitted and the Company has elected to adopt the ASU as of June 30, 2016. The ASU is applied prospectively and the adoption of the ASU did not have a significant impact on the Company's consolidated financial statements.
Accounting pronouncements issued and not yet adopted
In March 2016, the FASB issued ASU 2016-09 “Compensation – Stock Compensation” (Topic 718) – “Improvement to Employee Share-Based Payment Accounting.” The core principal of the guidance is to simplify several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within such fiscal years. Early adoption is permitted. The guidance is to be applied using a modified retrospective method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The Company does not expect a significant impact to its consolidated financial statements when it adopts this ASU.
In June 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses" (Topic 326) - "Measurement of Credit Losses on Financial Instruments." The ASU requires entities to use a Current Expected Credit Loss model which is a new impairment model based on expected losses rather than incurred losses. Under the model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The entity's estimate would consider relevant information about past events, current conditions and reasonable and supportable forecasts, which will result in recognition of lifetime expected credit losses upon initial recognition of the related assets. This guidance will be effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years. The Company is currently evaluating the impact of the adoption of this ASU on its internal processes , operating results and financial reporting. The impact is currently not known or reasonably estimable.

4.	Employee benefit plans
The following table summarizes the components of net periodic benefit credit recognized in the condensed consolidated statements of operations:

	Domestic - Defined Benefit Pension Plans
	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Interest cost	8.0	7.7	16.0	15.4
Expected return on plan assets	(8.1)	(8.9)	(16.2)	(17.9)
Net periodic benefit credit	$(0.1)	$(1.2)	$(0.2)	$(2.5)

	Foreign - Defined Benefit Pension Plans
	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Service cost	$0.7	$2.1	$1.3	$4.1
Interest cost	4.7	5.1	9.4	10.2
Expected return on plan assets	(7.5)	(7.7)	(14.9)	(15.3)
Net periodic benefit credit	$(2.1)	$(0.5)	$(4.2)	$(1.0)

	Other Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Service cost	$—	$0.1	$—	$0.1
Interest cost	0.1	—	0.2	0.1
Prior service credits	(1.5)	(3.0)	(4.5)	(6.0)
Net periodic benefit credit	$(1.4)	$(2.9)	$(4.3)	$(5.8)

5.	Other operating expenses, net
Other operating expenses, net consisted of the following activity:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Acquisition and integration related expenses	$2.4	$1.0	$4.3	$1.4
Stock-based compensation expense	1.3	1.9	3.5	3.4
Redundancy and restructuring	5.5	12.5	6.5	16.2
Advisory fees paid to CVC and CD&R(1)	—	1.3	—	2.6
Other (2)	2.3	22.3	2.7	23.5
Total other operating expenses, net	$11.5	$39.0	$17.0	$47.1

(1)	Significant stockholders CVC Capital Partners (“CVC”) and Clayton, Dubilier & Rice, LLC (“CD&R”).

(2)
In the three and six months ended June 30, 2015, other is inclusive of a contract termination fee of $26.2 million related to terminating consulting agreements between the Company and CVC and CD&R related to the initial public offering.

6.	Redundancy and restructuring
Redundancy and restructuring charges relate to the implementation of several regional strategic initiatives aimed at streamlining the Company’s cost structure and improving its operations. These actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. The following table presents cost information related to restructuring plans that have not been completed as of June 30, 2016 and does not contain any estimates for plans that may be developed and implemented in future periods.

(in millions)	USA	Canada	EMEA	ROW	Other	Total

Anticipated total costs
Employee termination costs	$16.7	$4.9	$24.6	$2.5	$5.8	$54.5
Facility exit costs	18.5	—	3.3	0.2	—	22.0
Other exit costs	2.4	—	6.9	0.6	0.8	10.7
Total	$37.6	$4.9	$34.8	$3.3	$6.6	$87.2

Incurred to date costs
Inception of plans through June 30, 2016
Employee termination costs	$16.7	$4.9	$24.6	$2.5	$5.8	$54.5
Facility exit costs	18.5	—	3.3	0.2	—	22
Other exit costs	1.7	—	6.8	0.6	0.8	9.9
Total	$36.9	$4.9	$34.7	$3.3	$6.6	$86.4

Inception of plans through December 31, 2015
Employee termination costs	$16.4	$4.1	$25.6	$2.0	$5.3	$53.4
Facility exit costs	14.0	—	3.1	0.2	—	17.3
Other exit costs	1.7	—	6.7	—	0.8	9.2
Total	$32.1	$4.1	$35.4	$2.2	$6.1	$79.9
The following table summarizes activity related to accrued liabilities associated with redundancy and restructuring:

(in millions)	January 1, 2016	Charge to earnings	Cash paid	Non-cash and other	June 30, 2016
Employee termination costs	$31.0	$1.1	$(11.0)	$0.5	$21.6
Facility exit costs	15.5	4.7	(4.1)	0.1	16.2
Other exit costs	0.1	0.7	(0.7)	—	0.1
Total	$46.6	$6.5	$(15.8)	$0.6	$37.9

(in millions)	January 1, 2015	Charge to earnings	Cash paid	Non-cash and other	December 31, 2015
Employee termination costs	$27.8	$28.3	$(22.9)	$(2.2)	$31.0
Facility exit costs	20.4	2.4	(7.2)	(0.1)	15.5
Other exit costs	0.3	3.0	(3.2)	—	0.1
Total	$48.5	$33.7	$(33.3)	$(2.3)	$46.6

Redundancy and restructuring liabilities of $24.7 million and $34.5 million were classified as current in other accrued expenses in the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively. The long-term portion of redundancy and restructuring liabilities of $13.2 million and $12.1 million were recorded in other long-term liabilities in the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively, and primarily consists of facility exit costs that are expected to be paid within the next eight years.
While the Company believes the recorded redundancy and restructuring liabilities are adequate, revisions to current estimates may be recorded in future periods based on new information as it becomes available.

7.	Other income (expense), net
Other income (expense), net consisted of the following gains (losses):

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Foreign currency transactions	$0.3	$2.3	$(2.4)	$1.8
Foreign currency denominated loans revaluation	5.4	(4.7)	(9.3)	7.0
Undesignated foreign currency derivative instruments (1)	(0.9)	(1.6)	1.0	(4.1)
Undesignated interest rate swap contracts (1)	1.5	—	2.2	—
Ineffective portion of cash flow hedges (1)	—	0.2	—	(0.4)
Loss due to discontinuance of cash flow hedges (1)	—	(7.5)	—	(7.5)
Other	(0.6)	(0.8)	0.8	(2.1)
Total other income (expense), net	$5.7	$(12.1)	$(7.7)	$(5.3)

(1)	Refer to “Note 14: Derivatives” for more information.

8.	Income taxes
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
The income tax expense for the three and six months ended June 30, 2016 was $0.9 million and $6.0 million, resulting in an effective tax rate of 2.2% and 10.0%, respectively. The Company’s effective tax rate for the three months ended June 30, 2016 was lower than the US federal statutory rate of 35.0% primarily due to the mix of earnings in multiple jurisdictions, non-taxable interest income and the release of a valuation allowance on certain foreign tax attributes. The Company’s effective tax rate for the six months ended June 30, 2016 was lower than the US federal statutory rate primarily due to the mix of earnings in multiple jurisdictions, non-taxable interest income and the release of a valuation allowance on certain foreign tax attributes.
The income tax (benefit) expense for the three and six months ended June 30, 2015 was $(0.6) million and $7.0 million, resulting in an effective tax rate of 4.6% and 49.0%, respectively. The Company’s effective tax rate for three months ended June 30, 2015 was lower than the US federal statutory rate primarily due to the rate of realization of actual to forecasted earnings and losses, the interim accounting treatment of year to date losses incurred in foreign jurisdictions for which a tax benefit may not be recognized, and the mix of earnings in multiple jurisdictions. The Company’s effective tax rate for the six months ended June 30, 2015 was higher than the US federal statutory rate primarily due to the rate of realization of actual to forecasted earnings and losses and losses incurred in certain foreign jurisdictions for which tax benefit may not be recognized offset by the mix of earnings in multiple jurisdictions and non-taxable interest.
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
In February 2013, the Canada Revenue Agency (“CRA”) issued a Notice of Assessment, asserting the General Anti-Avoidance Rule (“GAAR”) against the Company’s subsidiary Univar Holdco Canada ULC (“Univar Holdco”) for withholding tax of $29.4 million (Canadian), relating to this Restructuring. In September 2014, also relating to the Restructuring, the CRA issued the 2008 and 2009 Notice of Reassessments for federal corporate income tax liabilities of $11.9 million (Canadian) and $11.0 million (Canadian), respectively, and a departure tax liability of $9.0 million (Canadian). Likewise, in April 2015, the Company’s subsidiaries received the 2008 and 2009 Alberta Notice of Reassessments of $6.0 million (Canadian) and $5.8 million (Canadian), respectively. These Reassessments reflect the additional tax liability and interest relating to the initial assertion by the CRA relating to the GAAR.

At June 30, 2016, the taxes and interest assessed related to these CRA and Alberta matters aggregate to $109.1 million (Canadian) or $84.4 million (USD) at current exchange rates. The tax positions asserted by the Canadian taxing authorities are unrelated to any of Univar's operating activities and are solely associated with the 2007 acquisition by CVC and the Restructuring. The Company has previously filed its objections to the assessments. In June 2015, this matter was litigated in the Tax Court of Canada.
On June 22, 2016, the Tax Court of Canada issued a Judgment in favor of the CRA on this assessment. The Company strongly disagrees with the decision of the Tax Court of Canada and on June 30, 2016 filed its notice of appeal to the Canadian Federal Court of Appeal. The Company has not recorded any liabilities for these matters in its financial statements, as it believes it is more likely than not that the Judgment will be reversed on appeal and the Company's position sustained. Litigation, of course, is subject to uncertainty, and there can be no assurance that Univar's appeal will be successful. Should the matter be resolved against Univar on appeal, the Company would have to record a one-time charge against earnings.
As previously reported, a Letter of Credit has been issued in the amount of $44.7 million (Canadian), covering the initial assessment of $29.4 million (Canadian) and interest of $15.3 million (Canadian). At this time, the Company has no indications that the CRA is seeking any cash payment beyond the issued Letter of Credit.

9.	Earnings per share
The following table presents the basic and diluted earnings per share computations:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2016	2015	2016	2015
Basic:
Net income (loss)	$39.8	$(12.4)	$53.8	$7.3
Weighted average common shares outstanding	137.6	102.8	137.6	101.4
Basic income (loss) per common share	$0.29	$(0.12)	$0.39	$0.07
Diluted:
Net income (loss)	$39.8	$(12.4)	$53.8	$7.3
Weighted average common shares outstanding	137.6	102.8	137.6	101.4
Effect of dilutive securities: Stock compensation plans (1)	0.5	—	0.4	0.6
Weighted average common shares outstanding – diluted	138.1	102.8	138.0	102.0
Diluted income (loss) per common share	$0.29	$(0.12)	$0.39	$0.07

(1)
Stock options to purchase 3.9 million and 5.2 million shares of common stock and restricted stock of 0.0 million and 0.3 million were outstanding during the three months ended June 30, 2016 and 2015, respectively, but were not included in the calculation of diluted income per share as the impact of these stock options would have been anti-dilutive. Stock options to purchase 4.2 million and 1.6 million shares of common stock and restricted stock of 0.0 million and 0.1 million were outstanding during the six months ended June 30, 2016 and 2015, respectively, but were not included in the calculation of diluted income per share as the impact of these stock options would have been anti-dilutive.

10.	Accumulated other comprehensive loss
The following tables present the changes in accumulated other comprehensive loss by component, net of tax:

(in millions)	Cash flow hedges	Defined benefit pension items	Currency translation items	Total
Balance as of December 31, 2015	$—	$3.0	$(427.4)	$(424.4)
Other comprehensive income before reclassifications	—	—	66.7	66.7
Amounts reclassified from accumulated other comprehensive loss	—	(3.0)	—	(3.0)
Net current period other comprehensive income (loss)	—	(3.0)	66.7	63.7
Balance as of June 30, 2016	$—	$—	$(360.7)	$(360.7)

Balance as of December 31, 2014	$(3.7)	$10.3	$(214.8)	$(208.2)
Other comprehensive loss before reclassifications	(3.0)	—	(96.3)	(99.3)
Amounts reclassified from accumulated other comprehensive loss	6.7	(3.7)	—	3.0
Net current period other comprehensive losses	3.7	(3.7)	(96.3)	(96.3)
Balance as of June 30, 2015	$—	$6.6	$(311.1)	$(304.5)

The following is a summary of the amounts reclassified from accumulated other comprehensive loss to net income:

(in millions)	Three months ended June 30, 2016 (1)	Three months ended June 30, 2015 (1)	Location of impact on statement of operations
Amortization of defined benefit pension items:
Prior service credits	$(1.5)	$(3.0)	Warehousing, selling and administrative
Tax expense	0.3	1.1	Income tax expense
Net of tax	(1.2)	(1.9)
Cash flow hedges:
Interest rate swap contracts	—	1.5	Interest expense
Interest rate swap contracts - loss on due to discontinuance of hedge accounting	—	7.5	Other expense, net
Tax benefit	—	(3.3)	Income tax expense
Net of tax	—	5.7
Total reclassifications for the period	$(1.2)	$3.8

(in millions)	Six months ended June 30, 2016 (1)	Six months ended June 30, 2015 (1)	Location of impact on statement of operations
Amortization of defined benefit pension items:
Prior service credits	$(4.5)	$(6.0)	Warehousing, selling and administrative
Tax expense	1.5	2.3	Income tax expense
Net of tax	(3.0)	(3.7)
Cash flow hedges:
Interest rate swap contracts	—	3.1	Interest expense
Interest rate swap contracts - loss on due to discontinuance of hedge accounting	—	7.5	Other expense, net
Tax benefit	—	(3.9)	Income tax expense
Net of tax	—	6.7
Total reclassifications for the period	$(3.0)	$3.0

(1)	Amounts in parentheses indicate credits to net income in the consolidated statement of operations.

Refer to “Note 4: Employee benefit plans” for additional information regarding the amortization of defined benefit pension items and “Note 14: Derivatives” for cash flow hedging activity.
Foreign currency gains and losses relating to intercompany borrowings that are considered a part of the Company’s investment in a foreign subsidiary are reflected in accumulated other comprehensive loss. Total foreign currency (losses) gains related to such intercompany borrowings were $(15.5) million and $10.6 million for the three month periods ended June 30, 2016 and 2015, respectively. Total foreign currency (losses) gains related to such intercompany borrowing were $(20.0) million and $1.4 million for the six months periods ended June 30, 2016 and 2015, respectively.

11.	Debt
Short-term financing
Short-term financing consisted of the following:

(in millions)	June 30, 2016	December 31, 2015
Amounts drawn under credit facilities	$12.7	$13.4
Bank overdrafts	17.8	20.1
Total short-term financing	$30.5	$33.5
The weighted average interest rate on short-term financing was 2.3% and 2.4% as of June 30, 2016 and December 31, 2015, respectively.
As of June 30, 2016 and December 31, 2015, the Company had $180.2 million and $172.4 million in outstanding letters of credit and guarantees, respectively.
Long-term debt
Long-term debt consisted of the following:

(in millions)	June 30, 2016	December 31, 2015
Senior Term Loan Facilities:
Term B Loan Due 2022, variable interest rate of 4.25% at June 30, 2016 and December 31, 2015	$2,034.6	$2,044.9
Euro Tranche Term Loan Due 2022, variable interest rate of 4.25% at June 30, 2016 and December 31, 2015	275.6	270.8
Asset Backed Loan (ABL) Facilities:
North American ABL Facility Due 2020, variable interest rate of 2.08% and 2.13% at June 30, 2016 and December 31, 2015, respectively	298.5	278.0
North American ABL Term Loan Due 2018, variable interest rate of 3.38% and 3.36% at June 30, 2016 and December 31, 2015, respectively	100.0	100.0
Unsecured Notes:
Unsecured Notes due 2023, fixed interest rate of 6.75% at June 30, 2016 and December 31, 2015	399.5	400.0
Capital lease obligations	53.9	57.3
Total long-term debt before discount	3,162.1	3,151.0
Less: unamortized debt issuance costs and discount on debt	(31.1)	(33.7)
Total long-term debt	3,131.0	3,117.3
Less: current maturities	(91.6)	(59.9)
Total long-term debt, excluding current maturities	$3,039.4	$3,057.4

12.	Supplemental balance sheet information
Property, plant and equipment, net

(in millions)	June 30, 2016	December 31, 2015
Property, plant and equipment, at cost	$1,859.2	$1,806.0
Less: accumulated depreciation	(789.5)	(723.5)
Property, plant and equipment, net	$1,069.7	$1,082.5
Capital lease assets, net
Included within property, plant and equipment, net are assets related to capital leases where the Company is the lessee. The below table summarizes the cost and accumulated depreciation related to these assets:

(in millions)	June 30, 2016	December 31, 2015
Capital lease assets, at cost	$62.7	$63.5
Less: accumulated depreciation	(9.3)	(7.5)
Capital lease assets, net	$53.4	$56.0
Intangible assets, net
The gross carrying amounts and accumulated amortization of the Company’s intangible assets were as follows:

	June 30, 2016			December 31, 2015
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships	$948.1	$(488.8)	$459.3	$930.1	$(446.6)	$483.5
Other	186.2	(145.5)	40.7	170.5	(135.1)	35.4
Total intangible assets	$1,134.3	$(634.3)	$500.0	$1,100.6	$(581.7)	$518.9
Other intangible assets consist of intellectual property trademarks, trade names, supplier relationships, non-compete agreements and exclusive distribution rights.

13.	Fair value measurements
Items measured at fair value on a recurring basis
The following table presents the Company’s assets and liabilities measured on a recurring basis on a gross basis:

	Level 2		Level 3
(in millions)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Current assets:
Forward currency contracts	$0.8	$0.2	$—	$—
Current liabilities:
Forward currency contracts	0.5	0.2	—	—
Interest rate swap contracts	3.7	5.3	—	—
Contingent consideration	—	—	3.0	—
Noncurrent liabilities:
Interest rate swap contracts	—	0.5	—	—
Contingent consideration	—	—	6.3	8.7
The net amounts included in prepaid and other current assets were $0.7 million and $0.2 million and included in other accrued expenses were $0.4 million and $0.2 million as of June 30, 2016 and December 31, 2015, respectively.

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

(in millions)	Contingent consideration
Fair value as of December 31, 2015	$8.7
Fair value adjustments	0.5
Foreign currency	0.1
Fair value as of June 30, 2016	$9.3
Financial instruments not carried at fair value
The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	June 30, 2016		December 31, 2015
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt including current portion (Level 2)	$3,131.0	$3,135.5	$3,117.3	$3,056.5
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
Interest rate swaps
At June 30, 2016 and December 31, 2015, the Company had interest rate swap contracts in place with a total notional amount of $1.0 billion and $2.0 billion, respectively, whereby a fixed rate of interest (weighted average of 1.64%) is paid and a variable rate of interest (greater of 1.25% or three-month LIBOR) is received on the notional amount. The decrease in notional amount is due to certain swaps maturing during the second quarter of 2016.
The objective of the interest rate swap contracts is to offset the variability of cash flows in LIBOR indexed debt interest payments, subject to a 1.00% floor, attributable to changes in the aforementioned benchmark interest rate related to the Term B Loan due 2022.
The fair value of interest rate swaps is recorded either in prepaids and other current assets, other assets, other accrued expenses or other long-term liabilities in the condensed consolidated balance sheets. As of June 30, 2016 and December 31, 2015, the current liability of $3.7 million and $5.3 million was included in other accrued expenses, respectively. As of June 30, 2016 and December 31, 2015, the noncurrent liability of $0.0 million and $0.5 million was included in other long-term liabilities, respectively.
Interest rate caps
At June 30, 2016, the Company had interest rate caps with a notional amount of $800 million, to the extent the quarterly LIBOR exceeded 1.00%; the Company would receive payment based on the notional amount and the spread of three month LIBOR above the strike price of 1.00%. The Company does not apply hedge accounting for the interest rate caps, which expire on June 30, 2017.

As of June 30, 2016, upfront premium paid for these interest rate caps of $0.2 million are recorded in prepaids and other current assets within the condensed consolidated balance sheets. The interest rate cap premiums will be amortized through interest expense over the life of the contracts within the condensed consolidated statements of operations.
Foreign currency derivatives
The Company uses forward currency contracts to hedge earnings from the effects of foreign exchange relating to certain of the Company’s intercompany and third-party receivables and payables denominated in a foreign currency. These derivative instruments are not formally designated as hedges by the Company and the terms of these instruments range from one to three months. Forward currency contracts are recorded at fair value in either prepaid expenses and other current assets or other accrued expenses in the consolidated balance sheet, reflecting their short-term nature. The fair value adjustments and gains and losses are included in other (expense) income, net within the condensed consolidated statements of operations. Refer to “Note 7: Other (expense) income, net” for more information. The total notional amount of undesignated forward currency contracts were $108.0 million and $107.5 million as of June 30, 2016 and December 31, 2015, respectively.
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
The preliminary purchase price of these acquisitions was $53.3 million. The preliminary purchase price allocation includes goodwill of $23.2 million and intangibles $19.4 million. The operating results subsequent to the acquisition dates did not have a significant impact on the consolidated financial statement of the Company. The initial accounting for these acquisitions has only been preliminary determined subject to final working capital adjustments and valuations of intangible assets and property, plant and equipment.
The purchase price allocation for the Key Chemical, Inc., Chemical Associates, Inc., Arrow Chemical, Inc., and Polymer Technologies Ltd. 2015 acquisitions are now final. Purchase price adjustments on prior acquisitions resulted in additional cash payments of $1.5 million during the six months ended June 30, 2016.

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
The Company is subject to liabilities from claims alleging personal injury from exposure to asbestos. The claims result primarily from an indemnification obligation related to Univar USA Inc.’s 1986 purchase of McKesson Chemical Company from McKesson Corporation (“McKesson”). Univar USA’s obligation to indemnify McKesson for settlements and judgments arising from asbestos claims is the amount which is in excess of applicable insurance coverage, if any, which may be available under McKesson’s historical insurance coverage. Univar USA is also a defendant in a small number of asbestos claims. As of June 30, 2016, there were fewer than 260 asbestos-related claims for which the Company has liability for defense and indemnity pursuant to the indemnification obligation. Historically, the vast majority of the claims against both McKesson and Univar USA have been dismissed without payment. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of these matters will have a material effect on its overall financial position, results of operations or cash flows. However, the Company cannot predict the outcome of any present or future claims or litigation and adverse developments could negatively impact earnings or cash flows in a particular future period.
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
On December 9, 2014, the Company was issued a violation notice from the Pollution Control Services Department of Harris County, Texas (“PCS”). The notice relates to claims that the Company’s facility on Luthe Road in Houston, Texas operated with inadequate air emissions controls and improperly discharged certain waste without authorization. On March 6, 2015, PCS notified the Company that the matter was forwarded to the Harris County District Attorney’s Office with a request for an enforcement action. No such action has commenced. The Company continues to invite the District Attorney's office to discuss the matter, without response.
As of June 30, 2016, the Company has not recorded a liability related to the PCS investigation described above as any potential loss is neither probable nor estimable at this stage of the investigation.
Although the Company believes that its reserves are adequate for environmental contingencies, it is possible due to the uncertainties noted above, that additional reserves could be required in the future that could have a material effect on the overall financial position, results of operations, or cash flows in a particular period. This additional loss or range of losses cannot be recorded at this time, as it is not reasonably estimable.
Changes in total environmental liabilities are as follows:

	Six months ended June 30,
(in millions)	2016	2015
Environmental liabilities at beginning of period	$113.2	$120.3
Revised obligation estimates	5.1	3.4
Environmental payments	(9.7)	(8.2)
Foreign exchange	(0.1)	(0.3)
Environmental liabilities at end of period	$108.5	$115.2
Environmental liabilities of $26.5 million and $35.5 million were classified as current in other accrued expenses in the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively. The long-term portion of environmental liabilities is recorded in other long-term liabilities in the condensed consolidated balance sheets.
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

17.     Segments
Management monitors the operating results of its operating segments separately for the purpose of making decisions about resource allocation and performance assessment. Management evaluates performance on the basis of Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net income, plus the sum of: interest expense, net of interest income; income tax expense; depreciation; amortization; other operating expenses, net; and other income (expense), net.
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
Financial information for the Company’s segments is as follows:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations	Consolidated
Three Months Ended June 30, 2016
Net sales:
External customers	$1,212.8	$485.4	$459.9	$104.4	$—	$2,262.5
Inter-segment	25.0	1.7	1.0	—	(27.7)	—
Total net sales	1,237.8	487.1	460.9	104.4	(27.7)	2,262.5
Cost of goods sold (exclusive of depreciation)	974.7	426.5	357.8	85.8	(27.7)	1,817.1
Gross profit	263.1	60.6	103.1	18.6	—	445.4
Outbound freight and handling	48.2	8.4	14.8	1.9	—	73.3
Warehousing, selling and administrative	131.7	20.7	55.3	12.5	3.7	223.9
Adjusted EBITDA	$83.2	$31.5	$33.0	$4.2	$(3.7)	$148.2
Other operating expenses, net						11.5
Depreciation						38.0
Amortization						23.3
Interest expense, net						40.4
Other income, net						(5.7)
Income tax expense						0.9
Net income						$39.8
Total assets	$4,012.8	$1,997.8	$990.3	$242.7	$(1,289.2)	$5,954.4

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations	Consolidated
Three Months Ended June 30, 2015
Net sales:
External customers	$1,389.4	$534.6	$467.4	$118.7	$—	$2,510.1
Inter-segment	22.0	2.2	1.1	—	(25.3)	—
Total net sales	1,411.4	536.8	468.5	118.7	(25.3)	2,510.1
Cost of goods sold (exclusive of depreciation)	1,127.2	473.8	369.9	97.3	(25.3)	2,042.9
Gross profit	284.2	63.0	98.6	21.4	—	467.2
Outbound freight and handling	53.5	10.9	14.9	2.2	—	81.5
Warehousing, selling and administrative	120.6	21.7	56.6	13.0	5.2	217.1
Adjusted EBITDA	$110.1	$30.4	$27.1	$6.2	$(5.2)	$168.6
Other operating expenses, net						39.0
Depreciation						37.7
Amortization						22.4
Interest expense, net						63.1
Loss on extinguishment of debt						7.3
Other expense, net						12.1
Income tax benefit						(0.6)
Net loss						$(12.4)
Total assets (as adjusted*)	$4,208.5	$2,028.8	$1,057.5	$268.1	$(1,484.2)	$6,078.7

*	Adjusted due to the adoption of ASU 2015-03 and ASU 2015-15.

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations	Consolidated
Six Months Ended June 30, 2016
Net sales:
External customers	$2,400.3	$758.1	$897.3	$205.8	$—	$4,261.5
Inter-segment	51.9	4.0	2.4	—	(58.3)	—
Total net sales	2,452.2	762.1	899.7	205.8	(58.3)	4,261.5
Cost of goods sold (exclusive of depreciation)	1,926.2	650.9	700.4	166.6	(58.3)	3,385.8
Gross profit	526.0	111.2	199.3	39.2	—	875.7
Outbound freight and handling	95.9	16.2	28.8	3.7	—	144.6
Warehousing, selling and administrative	266.1	41.8	109.2	23.4	8.3	448.8
Adjusted EBITDA	$164.0	$53.2	$61.3	$12.1	$(8.3)	$282.3
Other operating expenses, net						17.0
Depreciation						71.5
Amortization						45.3
Interest expense, net						81.0
Other expense, net						7.7
Income tax expense						6.0
Net income						$53.8
Total assets	$4,012.8	$1,997.8	$990.3	$242.7	$(1,289.2)	$5,954.4

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations	Consolidated
Six Months Ended June 30, 2015
Net sales:
External customers	$2,784.2	$827.8	$943.8	$253.4	$—	$4,809.2
Inter-segment	49.5	4.1	1.8	—	(55.4)	—
Total net sales	2,833.7	831.9	945.6	253.4	(55.4)	4,809.2
Cost of goods sold (exclusive of depreciation)	2,267.7	715.6	745.2	207.3	(55.4)	3,880.4
Gross profit	566.0	116.3	200.4	46.1	—	928.8
Outbound freight and handling	109.5	20.8	31.1	4.6	—	166.0
Warehousing, selling and administrative	253.8	44.6	115.0	27.2	7.9	448.5
Adjusted EBITDA	$202.7	$50.9	$54.3	$14.3	$(7.9)	$314.3
Other operating expenses, net						47.1
Depreciation						69.7
Amortization						44.3
Interest expense, net						126.3
Loss on extinguishment of debt						7.3
Other expense, net						5.3
Income tax expense						7.0
Net income						$7.3
Total assets (as adjusted*)	$4,208.5	$2,028.8	$1,057.5	$268.1	$(1,484.2)	$6,078.7

*	Adjusted due to the adoption of ASU 2015-03 and ASU 2015-15.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The following is management’s discussion and analysis of the financial condition and results of operations for the three and six months ended June 30, 2016 as compared to the corresponding period in the prior year. This discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, set forth in this report under “Financial Statements” and our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations
The following tables set forth, for the periods indicated, certain statements of operations data first on the basis of reported data and then as a percentage of total net sales for the relevant period.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

	Three Months Ended				Favorable (unfavorable)	% Change	Impact of currency*
(in millions)	June 30, 2016		June 30, 2015
Net sales	$2,262.5	100.0%	$2,510.1	100.0%	$(247.6)	(9.9)%	(1.7)%
Cost of goods sold (exclusive of depreciation)	1,817.1	80.3%	2,042.9	81.4%	225.8	(11.1)%	1.8%
Gross profit	445.4	19.7%	467.2	18.6%	(21.8)	(4.7)%	(1.2)%
Operating expenses:
Outbound freight and handling	73.3	3.2%	81.5	3.2%	8.2	(10.1)%	0.5%
Warehousing, selling and administrative	223.9	9.9%	217.1	8.6%	(6.8)	3.1%	0.9%
Other operating expenses, net	11.5	0.5%	39.0	1.6%	27.5	(70.5)%	0.5%
Depreciation	38.0	1.7%	37.7	1.5%	(0.3)	0.8%	1.6%
Amortization	23.3	1.0%	22.4	0.9%	(0.9)	4.0%	1.8%
Total operating expenses	370.0	16.4%	397.7	15.8%	27.7	(7.0)%	0.9%
Operating income	75.4	3.3%	69.5	2.8%	5.9	8.5%	(2.4)%
Other (expense) income:
Interest income	1.0	0.0%	1.5	0.1%	(0.5)	(33.3)%	—%
Interest expense	(41.4)	(1.8)%	(64.6)	(2.6)%	23.2	(35.9)%	0.3%
Loss on extinguishment of debt	—	—%	(7.3)	(0.3)%	7.3	(100.0)%	—%
Other income (expense), net	5.7	0.3%	(12.1)	(0.5)%	17.8	N/M	(5.0)%
Total other expense	(34.7)	(1.5)%	(82.5)	(3.3)%	47.8	(57.9)%	1.0%
Income (loss) before income taxes	40.7	1.8%	(13.0)	(0.5)%	53.7	N/M	(7.7)%
Income tax expense (benefit)	0.9	—%	(0.6)	—%	(1.5)	N/M	50.0%
Net income (loss)	$39.8	1.8%	$(12.4)	(0.5)%	52.2	N/M	(5.6)%

*Foreign currency translation is included in the percentage change. Unfavorable impacts from foreign currency translation are designated with parentheses.
Net sales

Net sales percentage change due to:
Acquisitions	1.8%
Reported sales volumes	(2.9)%
Sales pricing and product mix	(7.1)%
Foreign currency translation	(1.7)%
Total	(9.9)%
Net sales were $2,262.5 million in the three months ended June 30, 2016, a decrease of $247.6 million, or 9.9%, from the three months ended June 30, 2015. The increase in net sales from acquisitions was primarily driven by the July 2015 Chemical Associates, November 2015 Weavertown, and March 2016 Bodine acquisitions in the US and the March 2016 Nexus Ag acquisition in Canada. The decrease in net sales from reported sales volumes primarily resulted from reductions in sales of upstream oil and gas products driven by reduced market demand. The decrease in net sales from changes in sales pricing and product mix was primarily driven by the USA, EMEA, and Canada segments partially offset by increases in the Rest of World segment. Foreign currency translation decreased net sales due to the US dollar strengthening against the Canadian dollar, Mexican peso, and Brazilian real. Refer to the “Segment results” for the three months ended June 30, 2016 discussion for additional information.

Gross profit

Gross profit percentage change due to:
Acquisitions	2.5%
Reported sales volumes	(2.9)%
Sales pricing, product costs and other adjustments	(3.1)%
Foreign currency translation	(1.2)%
Total	(4.7)%
Gross profit decreased $21.8 million, or 4.7%, to $445.4 million for the three months ended June 30, 2016. The increase in gross profit from acquisitions was primarily driven by the November 2015 Weavertown, March 2016 Bodine, and July 2015 Chemical Associates acquisitions in the US and the October 2015 Future/BlueStar and March 2016 Nexus Ag acquisitions in Canada. The decrease in gross profit from reported sales volumes primarily resulted from reductions in upstream oil and gas products driven by reduced market demand. The decrease in gross profit from changes in sales pricing, product costs and other adjustments was primarily driven by the USA segment partially offset by increases in all other segments. Gross margin, which we define as gross profit divided by net sales, increased to 19.7% in the three months ended June 30, 2016 from 18.6% in the three months ended June 30, 2015 primarily due to efforts to maintain gross profit dollars while experiencing a reduction in average selling prices. Foreign currency translation decreased gross profit due to the strengthening of the US dollar against the Canadian dollar, Mexican peso, and Brazilian real. Refer to the “Segment results” for the three months ended June 30, 2016 discussion for additional information.
Outbound freight and handling
Outbound freight and handling expenses decreased $8.2 million, or 10.1%, to $73.3 million for the three months ended June 30, 2016. Foreign currency translation decreased outbound freight and handling expense by 0.5% or $0.4 million. On a constant currency basis, outbound freight and handling expenses decreased 9.6% or $7.8 million, which was primarily attributable to lower reported sales volumes, lower diesel fuel costs as well as cost efficiencies. Refer to the “Segment results” for the three months ended June 30, 2016 discussion for additional information.
Warehousing, selling and administrative
Warehousing, selling and administrative expenses increased $6.8 million, or 3.1%, to $223.9 million for the three months ended June 30, 2016. Foreign currency translation decreased warehousing, selling and administrative expenses by 0.9% or $1.9 million. On a constant currency basis, the $8.7 million increase primarily related to $4.7 million of incremental expenses from acquisitions, $2.9 million in higher environmental remediation activity, and $1.5 million of lower gains from the medical retiree benefit plan freeze as all gains from accumulated other comprehensive income have now been fully amortized. Partially offsetting the increases were $2.4 million and $1.6 million in lower consulting fees and contract labor expenses, respectively, due to our efforts to manage costs. The remaining $3.6 million increase related to several insignificant components. Refer to the “Segment results” for the three months ended June 30, 2016 discussion for additional information.
Other operating expenses, net
Other operating expenses, net decreased $27.5 million, or 70.5%, to $11.5 million for the three months ended June 30, 2016. The decrease was primarily related to a reduction of $26.2 million in advisory fees paid to our significant stockholders, CVC Capital Partners (“CVC”) and Clayton, Dubilier & Rice, LLC (“CD&R”) resulting from the termination of the management contracts with CVC and CD&R as part of our 2015 initial public offering ("IPO"). Also contributing to the decrease was $7.0 million of lower redundancy and restructuring charges in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Refer to “Note 6: Redundancy and restructuring” in Item 1 of this Quarterly Report on Form 10-Q for additional information. Stock based compensation decreased $0.6 million or 31.6% primarily due to a gain of $2.4 million from the forfeiture of awards related to our outgoing Chief Executive Officer, partially offset by incremental expense of $1.3 million related to awards made to our incoming Chief Executive Officer as well as incremental expense related to restricted stock units that were granted in February 2016.
The decrease was partially offset by an increase of $1.4 million in acquisition and integration related expenses in the three months ended June 30, 2016 primarily driven by increased integration activity on prior acquisitions. The remaining $4.9 million increase was related to several insignificant components. Foreign currency translation decreased other operating expenses, net by 0.5% or $0.2 million. Refer to “Note 5: Other operating expenses, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Depreciation and amortization
Depreciation expense increased $0.3 million, or 0.8%, to $38.0 million for the three months ended June 30, 2016. Foreign currency translation decreased depreciation expense by 1.6% or $0.6 million. On a constant currency basis, the $0.9 million increase was primarily related to the reassessment of useful lives of certain internally developed software in conjunction with reevaluating our overall information technology enhancement efforts.
Amortization expense increased $0.9 million, or 4.0%, to $23.3 million for the three months ended June 30, 2016. Amortization expense decreased 1.8% or $0.4 million due to foreign currency translation. On a constant currency basis, the increase of $1.3 million was primarily driven by amortization of additional intangible assets related to our recent business acquisitions.
Interest expense
Interest expense decreased $23.2 million, or 35.9%, to $41.4 million for the three months ended June 30, 2016 primarily due to the June 2015 and July 2015 debt refinancing activity as well as lower average outstanding borrowings under our short-term financing agreements. Foreign currency translation decreased interest expense by 0.3% or $0.2 million.
Loss on extinguishment of debt
Loss on extinguishment of debt decreased $7.3 million, or 100.0% for the three months ended June 30, 2016. The $7.3 million loss in the three months ended June 30, 2015 related to the write off of unamortized debt issuance costs and debt discount related to the payment of the principal balance related to our then outstanding senior subordinated notes during June 2015.
Other (expense) income, net
Other (expense) income, net changed by $17.8 million from an expense of $12.1 million for the three months ended June 30, 2015 to income of $5.7 million for the three months ended June 30, 2016. The change was primarily driven by foreign currency denominated loan revaluation gains of $5.4 million primarily resulting from the revaluation of the Euro Tranche Term Loan in the three months ended June 30, 2016 compared to losses of $4.7 million in the three months ended June 30, 2015. Also contributing to the decrease were expenses of $7.5 million incurred during the three months ended June 30, 2015 related to the discontinuance of cash flow hedges. Refer to “Note 7: Other (expense) income, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Income tax expense (benefit)
Income tax expense increased $1.5 million from a benefit of $0.6 million for the three months ended June 30, 2015 to an expense of $0.9 million for the three months ended June 30, 2016. The increase is primarily due to an increase in earnings, offset by the favorable release of a valuation allowance on certain foreign tax attributes, a decrease in losses incurred in foreign jurisdictions for which a tax benefit may not be recognized, and a decrease in the effect of flow-through entities.
Segment results

Our Adjusted EBITDA by operating segment and in aggregate is summarized in the following tables:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Elimin- ations(1)	Consolidated
	Three months ended June 30, 2016
Net sales:
External customers	$1,212.8	$485.4	$459.9	$104.4	$—	$2,262.5
Inter-segment	25.0	1.7	1.0	—	(27.7)	—
Total net sales	1,237.8	487.1	460.9	104.4	(27.7)	2,262.5
Cost of goods sold (exclusive of depreciation)	974.7	426.5	357.8	85.8	(27.7)	1,817.1
Gross profit	263.1	60.6	103.1	18.6	—	445.4
Outbound freight and handling	48.2	8.4	14.8	1.9	—	73.3
Warehousing, selling and administrative (operating expenses)	131.7	20.7	55.3	12.5	3.7	223.9
Adjusted EBITDA	$83.2	$31.5	$33.0	$4.2	$(3.7)	$148.2
Other operating expenses, net						11.5
Depreciation						38.0
Amortization						23.3
Interest expense, net						40.4
Other income, net						(5.7)
Income tax expense						0.9
Net income						$39.8

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Elimin- ations(1)	Consolidated
	Three months ended June 30, 2015
Net sales:
External customers	$1,389.4	$534.6	$467.4	$118.7	$—	$2,510.1
Inter-segment	22.0	2.2	1.1	—	(25.3)	—
Total net sales	1,411.4	536.8	468.5	118.7	(25.3)	2,510.1
Cost of goods sold (exclusive of depreciation)	1,127.2	473.8	369.9	97.3	(25.3)	2,042.9
Gross profit	284.2	63.0	98.6	21.4	—	467.2
Outbound freight and handling	53.5	10.9	14.9	2.2	—	81.5
Warehousing, selling and administrative (operating expenses)	120.6	21.7	56.6	13.0	5.2	217.1
Adjusted EBITDA	$110.1	$30.4	$27.1	$6.2	$(5.2)	$168.6
Other operating expenses, net						39.0
Depreciation						37.7
Amortization						22.4
Interest expense, net						63.1
Loss on extinguishment of debt						7.3
Other expense, net						12.1
Income tax benefit						(0.6)
Net loss						$(12.4)

(1)
Other/Eliminations represents the elimination of intersegment transactions as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.

USA.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	2.0%	Acquisitions	3.0%
Reported sales volumes	(4.4)%	Reported sales volumes	(4.4)%
Sales pricing and product mix	(10.3)%	Sales pricing, product costs and other adjustments	(6.0)%
Total	(12.7)%	Total	(7.4)%
External sales in the USA segment were $1,212.8 million, a decrease of $176.6 million, or 12.7%, in the three months ended June 30, 2016. The increase in external net sales from acquisitions was primarily due to the July 2015 Chemical Associates, November 2015 Weavertown, and March 2016 Bodine acquisitions. The decrease in external net sales from reported sales volumes was primarily due to a reduction in sales of upstream oil and gas products driven by reduced market demand. The reduction in external net sales from changes in sales pricing and product mix was primarily driven by lower average selling prices resulting from market driven deflationary pressures. Gross profit decreased $21.1 million, or 7.4%, to $263.1 million in the three months ended June 30, 2016. The increase in gross profit from acquisitions was primary due to the November 2015 Weavertown, March 2016 Bodine, and July 2015 Chemical Associates acquisitions. Excluding the impact of volumes, gross profit decreased due to changes in sales pricing, product costs and other adjustments primarily due to market deflationary pressures resulting from sluggish industrial demand across several end markets. Gross margin increased from 20.5% in the three months ended June 30, 2015 to 21.7% during the three months ended June 30, 2016 primarily due to margin maintenance efforts while experiencing a reduction in average selling prices.
Outbound freight and handling expenses decreased $5.3 million, or 9.9%, to $48.2 million in the three months ended June 30, 2016 primarily due to lower reported sales volumes and lower diesel fuel costs. Operating expenses increased $11.1 million, or 9.2%, to $131.7 million in the three months ended June 30, 2016 primarily driven by $3.8 million of incremental expenses from acquisitions, $2.9 million of incremental expenses from environmental remediation, $1.5 million of a lower benefit from the retiree medical plan resulting from the gain related to freezing the medical retiree plan now being completely amortized from accumulated other comprehensive income, $1.4 million of incremental bad debt expenses primarily related to oil and gas customers, and $1.1 million of incremental pension expenses primarily due to a decrease in expected return on plan assets. The remaining $0.4 million increase related to several insignificant components. Operating expenses as a percentage of external sales increased from 8.7% in the three months ended June 30, 2015 to 10.9% in the three months ended June 30, 2016.
Adjusted EBITDA decreased by $26.9 million, or 24.4%, to $83.2 million in the three months ended June 30, 2016. Acquisitions contributed $4.1 million of additional Adjusted EBITDA in the three months ended June 30, 2016. Adjusted EBITDA margin decreased from 7.9% in the three months ended June 30, 2015 to 6.9% in the three months ended June 30, 2016 primarily as a result of higher operating expenses as a percentage of sales.
Canada.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	3.1%	Acquisitions	5.2%
Reported sales volumes	(6.7)%	Reported sales volumes	(6.7)%
Sales pricing and product mix	—%	Sales pricing, product costs and other adjustments	2.8%
Foreign currency translation	(5.6)%	Foreign currency translation	(5.1)%
Total	(9.2)%	Total	(3.8)%
External sales in the Canada segment were $485.4 million, a decrease of $49.2 million, or 9.2%, in the three months ended June 30, 2016. Foreign currency translation decreased external sales dollars as the US dollar strengthened against the Canadian dollar when comparing the three months ended June 30, 2016 to the three months ended June 30, 2015. On a constant currency basis, external sales dollars decreased $19.5 million or 3.6%. The increase in external net sales from acquisitions was due to the March 2016 Nexus Ag and October 2015 Future/BlueStar acquisitions. The decrease in external net sales from reported sales volumes was primarily due to lower sales in the oil and gas end market within Western Canada. Gross profit decreased $2.4 million, or 3.8%, to $60.6 million in the three months ended June 30, 2016. The increase in gross profit from acquisitions was due to the

October 2015 Future/BlueStar and March 2016 Nexus Ag acquisitions. Gross profit increased due to changes in sales pricing, product costs and other adjustments primarily due to a shift in product mix towards higher margin products and services during the three months ended June 30, 2016. Gross margin increased from 11.8% in the three months ended June 30, 2015 to 12.5% in the three months ended June 30, 2016.
Outbound freight and handling expenses decreased $2.5 million, or 22.9%, to $8.4 million primarily due to lower reported sales volumes as well as cost efficiencies. Operating expenses decreased by $1.0 million, or 4.6%, to $20.7 million in the three months ended June 30, 2016, and increased as a percentage of external sales from 4.1% in the three months ended June 30, 2015 to 4.3% in the three months ended June 30, 2016. Acquisitions contributed $0.9 million of additional operating expenses in the three months ended June 30, 2016. Foreign currency translation decreased operating expenses by 4.6% or $1.0 million. On a constant currency basis, operating expenses were flat at $21.7 million when comparing the three months ended June 30, 2016 to the three months ended June 30, 2015 as the impact of incremental expenses from acquisitions was offset by lower defined benefit pension expense resulting from the soft freeze of the Canadian pension plan in 2015.
Adjusted EBITDA increased by $1.1 million, or 3.6%, to $31.5 million in the three months ended June 30, 2016. Foreign currency translation decreased Adjusted EBITDA by 6.3% or $1.9 million. On a constant currency basis, Adjusted EBITDA increased $3.0 million, or 9.9%, partially due to decreased outbound freight and handling expenses. Acquisitions also contributed $1.9 million of additional Adjusted EBITDA in the three months ended June 30, 2016. Adjusted EBITDA margin increased from 5.7% in the three months ended June 30, 2015 to 6.5% in the three months ended June 30, 2016 primarily as a result of improvements in gross margin, cost efficiencies and acquisitions.
EMEA.

Net sales percentage change due to:		Gross profit percentage change due to:
Reported sales volumes	3.2%	Reported sales volumes	3.2%
Sales pricing and product mix	(5.3)%	Sales pricing, product costs and other adjustments	0.7%
Foreign currency translation	0.5%	Foreign currency translation	0.7%
Total	(1.6)%	Total	4.6%
External sales in the EMEA segment were $459.9 million, a decrease of $7.5 million, or 1.6%, in the three months ended June 30, 2016. The increase in external net sales from reported sales volumes was primarily due to no longer experiencing the tight market conditions related to caustic soda which existed in the three months ended June 30, 2015, as well as increases in sales across other end markets. The decrease in external net sales from changes in sales pricing and product mix was primarily driven by chemical price deflation. Foreign currency translation had a minimal impact of a 0.5% increase on external sales as the US dollar did not move significantly as compared to the euro or the British pound when comparing the three months ended June 30, 2016 to the three months ended June 30, 2015. Gross profit increased $4.5 million, or 4.6%, to $103.1 million in the three months ended June 30, 2016. Gross profit increased due to changes in sales pricing, product costs and other adjustments primarily due to higher gross margin from sales of pharmaceutical finished goods in addition to sales of pharmaceutical ingredients as well as the continued impacts of our product mix enrichment strategy and 2015 restructuring programs. Gross margin increased from 21.1% in the three months ended June 30, 2015 to 22.4% in the three months ended June 30, 2016 primarily due to the factors impacting gross profit discussed above.
Outbound freight and handling expenses decreased $0.1 million, or 0.7%, to $14.8 million, on higher volumes primarily due to cost efficiencies. Operating expenses decreased $1.3 million, or 2.3%, to $55.3 million in the three months ended June 30, 2016, and decreased as a percentage of external sales from 12.1% in the three months ended June 30, 2015 to 12.0% in the three months ended June 30, 2016. Foreign currency translation increased operating expenses by 1.4% or $0.8 million. On a constant currency basis, operating expenses decreased $2.1 million, or 3.7%, which was primarily related to lower bad debt expenses of $1.0 million driven by receiving payments on previously reserved aged receivables. The remaining $1.1 million decrease related to several insignificant components.
Adjusted EBITDA increased by $5.9 million, or 21.8%, to $33.0 million in the three months ended June 30, 2016. Foreign currency translation decreased Adjusted EBITDA by 1.1% or $0.3 million. On a constant currency basis, Adjusted EBITDA increased $6.2 million, or 22.9%, due to increased gross profit and reductions in operating expenses. Adjusted EBITDA margin increased from 5.8% in the three months ended June 30, 2015 to 7.2% in the three months ended June 30, 2016 primarily as a result of the increase in gross margin.

Rest of World.

Net sales percentage change due to:		Gross profit percentage change due to:
Reported sales volumes	—%	Reported sales volumes	—%
Sales pricing and product mix	1.0%	Sales pricing, product costs and other adjustments	0.5%
Foreign currency translation	(13.0)%	Foreign currency translation	(13.6)%
Total	(12.0)%	Total	(13.1)%
External sales in the Rest of World segment were $104.4 million, a decrease of $14.3 million, or 12.0%, in the three months ended June 30, 2016. Foreign currency translation decreased external sales dollars when comparing the three months ended June 30, 2016 to the three months ended June 30, 2015 primarily due to the stronger US dollar position in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 for the Mexican peso and Brazilian real. Sales volumes remained flat when comparing the three months ended June 30, 2016 to the three months ended June 30, 2015 as growth in Mexico was offset by a decline in the Asia Pacific region. The increase in external net sales from changes in sales pricing and product mix was primarily due to improvements in product mix within Brazil, with continued market penetration on specialty products added to the portfolio through the November 2014 D'Altomare acquisition. Gross profit decreased $2.8 million, or 13.1%, to $18.6 million in the three months ended June 30, 2016. Gross profit increased slightly due to a change in product mix partially offset by macroeconomic recessionary pressures in Brazil and the rationalization of the inventory portfolio in the Asia Pacific region resulting in a charge of $1.3 million. Gross margin decreased from 18.0% in the three months ended June 30, 2015 to 17.8% in the three months ended June 30, 2016 primarily due to macroeconomic recessionary pressures within Brazil.
Outbound freight and handling expenses decreased $0.3 million, or 13.6%, to $1.9 million in the three months ended June 30, 2016. Foreign currency translation decreased outbound freight and handling expenses by 13.6% or $0.3 million. On a constant currency basis, outbound freight and handling expenses were flat at $2.2 million for both the three months ended June 30, 2015 and the three months ended June 30, 2016. Operating expenses decreased $0.5 million, or 3.8%, to $12.5 million in the three months ended June 30, 2016 and increased as a percentage of external sales from 11.0% in the three months ended June 30, 2015 to 12.0% in the three months ended June 30, 2016. Foreign currency translation decreased operating expenses by 14.6% or $1.9 million. On constant currency basis, operating expenses increased $1.4 million which related to several insignificant components.
Adjusted EBITDA decreased by $2.0 million, or 32.3%, to $4.2 million in the three months ended June 30, 2016. Foreign currency translation decreased Adjusted EBITDA by 11.3% or $0.7 million. On a constant currency basis, Adjusted EBITDA decreased $1.3 million, or 21.0%, primarily due to higher operating expenses and significant inventory rationalization charge within gross margin. Adjusted EBITDA margin decreased from 5.2% in the three months ended June 30, 2015 to 4.0% in the three months ended June 30, 2016 primarily as a result of lower gross margin as well has higher operating expenses as a percentage of sales.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

	Six Months Ended				Favorable (unfavorable)	% Change	Impact of currency*
(in millions)	June 30, 2016		June 30, 2015
Net sales	$4,261.5	100.0%	$4,809.2	100.0%	$(547.7)	(11.4)%	(2.3)%
Cost of goods sold (exclusive of depreciation)	3,385.8	79.5%	3,880.4	80.7%	494.6	(12.7)%	2.3%
Gross profit	875.7	20.5%	928.8	19.3%	(53.1)	(5.7)%	(2.0)%
Operating expenses:
Outbound freight and handling	144.6	3.4%	166.0	3.5%	21.4	(12.9)%	1.2%
Warehousing, selling and administrative	448.8	10.5%	448.5	9.3%	(0.3)	0.1%	0.2%
Other operating expenses, net	17.0	0.4%	47.1	1.0%	30.1	(63.9)%	1.1%
Depreciation	71.5	1.7%	69.7	1.4%	(1.8)	2.6%	1.9%
Amortization	45.3	1.1%	44.3	0.9%	(1.0)	2.3%	2.5%
Total operating expenses	727.2	17.1%	775.6	16.1%	48.4	(6.2)%	1.7%
Operating income	148.5	3.5%	153.2	3.2%	(4.7)	(3.1)%	(3.7)%
Other (expense) income:
Interest income	1.9	0.0%	2.7	0.1%	(0.8)	(29.6)%	(3.7)%
Interest expense	(82.9)	(1.9)%	(129.0)	(2.7)%	46.1	(35.7)%	0.5%
Loss on extinguishment of debt	—	—%	(7.3)	(0.2)%	7.3	(100.0)%	—%
Other expense, net	(7.7)	(0.2)%	(5.3)	(0.1)%	(2.4)	45.3%	13.2%
Total other expense	(88.7)	(2.1)%	(138.9)	(2.9)%	50.2	(36.1)%	0.9%
Income before income taxes	59.8	1.4%	14.3	0.3%	45.5	318.2%	(30.1)%
Income tax expense	6.0	0.1%	7.0	0.1%	1.0	(14.3)%	14.3%
Net income	$53.8	1.3%	$7.3	0.2%	46.5	637.0%	(45.2)%

*Foreign currency translation is included in the percentage change. Unfavorable impacts from foreign currency translation are designated with parentheses.
Net sales

Net sales percentage change due to:
Acquisitions	1.6%
Reported sales volumes	(4.5)%
Sales pricing and product mix	(6.2)%
Foreign currency translation	(2.3)%
Total	(11.4)%
Net sales were $4,261.5 million in the six months ended June 30, 2016, a decrease of $547.7 million, or 11.4%, from the six months ended June 30, 2015. The increase in net sales from acquisitions was primarily driven by the July 2015 Chemical Associates, November 2015 Weavertown and March 2016 Bodine acquisitions in the US and the March 2016 Nexus Ag and October 2015 Future/BlueStar acqusitions in Canada. The decrease in net sales from reported sales volumes primarily resulted from reductions in sales of upstream oil and gas products driven by reduced market demand. The decrease in net sales from changes in sales pricing and product mix was primarily driven by the USA and EMEA segments, partially offset by increases in the Canada and Rest of World segments. Foreign currency translation decreased net sales, due to the US dollar strengthening against all of our major currencies, including the Canadian dollar, British pound, euro, Mexican peso, and Brazilian real. Refer to the “Segment results” for the six months ended June 30, 2016 discussion for additional information.

Gross profit

Gross profit percentage change due to:
Acquisitions	2.4%
Reported sales volumes	(4.5)%
Sales pricing, product costs and other adjustments	(1.6)%
Foreign currency translation	(2.0)%
Total	(5.7)%
Gross profit decreased $53.1 million, or 5.7%, to $875.7 million for the six months ended June 30, 2016. The increase in gross profit from acquisitions was primarily driven by the November 2015 Weavertown, July 2015 Chemical Associates and March 2016 Bodine acquisitions in the US and the October 2015 Future/BlueStar acquisition in Canada. The decrease in gross profit from reported sales volumes primarily resulted from reductions in upstream oil and gas products driven by reduced market demand. The decrease in gross profit from changes in sales pricing, product costs and other adjustments was primarily driven by the USA segment, partially offset by increases in the Canada, EMEA, and Rest of World segments. Gross margin, which we define as gross profit divided by net sales, increased to 20.5% in the six months ended June 30, 2016 from 19.3% in the six months ended June 30, 2015 primarily due to margin maintenance efforts with lower average selling prices. Foreign currency translation decreased gross profit due to the strengthening of the US dollar against all our major currencies, including the Canadian dollar, British pound, euro, Mexican peso, and Brazilian real. Refer to the “Segment results” for the six months ended June 30, 2016 discussion for additional information.
Outbound freight and handling
Outbound freight and handling expenses decreased $21.4 million, or 12.9%, to $144.6 million for the six months ended June 30, 2016. Foreign currency translation decreased outbound freight and handling expense by 1.2% or $2.0 million. On a constant currency basis, outbound freight and handling expenses decreased 11.7% or $19.4 million, which was primarily attributable to lower reported sales volumes, lower diesel fuel costs and cost efficiencies. Refer to the “Segment results” for the six months ended June 30, 2016 discussion for additional information.
Warehousing, selling and administrative
Warehousing, selling and administrative expenses increased $0.3 million, or 0.1%, to $448.8 million for the six months ended June 30, 2016. Foreign currency translation decreased warehousing, selling and administrative expenses by 0.2% or $8.1 million. The remaining $8.4 million increase was primarily driven by $9.3 million of incremental operating expenses from acquisitions, $7.7 million of higher personnel expenses, $3.1 million of higher expenses associated with environmental remediation, and $1.5 million of lower gains from the medical retiree benefit plan freeze, as all gains from accumulated other comprehensive income have now been fully amortized. Partially offsetting the increases were $6.6 million of lower variable compensation expense, primarily driven by lower Adjusted EBITDA and revisions to variable compensation arrangements, $3.2 million of lower contract labor expenses, and $3.0 million of lower travel & entertainment expenses, driven by efforts to control costs. The remaining $0.4 million decrease related to several insignificant components. Refer to the “Segment results” for the six months ended June 30, 2016 discussion for additional information.
Other operating expenses, net
Other operating expenses, net decreased $30.1 million, or 63.9%, to $17.0 million for the six months ended June 30, 2016. The decrease was primarily related to a reduction of $26.2 million in advisory fees paid to our significant stockholders, CVC Capital Partners (“CVC”) and Clayton, Dubilier & Rice, LLC (“CD&R”) resulting from the termination of the management contracts with CVC and CD&R as part of our 2015 IPO.
Also contributing to the decrease was $9.7 million of lower redundancy and restructuring charges (primarily severance costs) in the six months ended June 30, 2016 compared to the same period in 2015. We estimate cost savings from redundancy and restructuring programs that have not been completed as of June 30, 2016 to be approximately $30 to $40 million per year and we will be at that run rate of savings by the end of 2016. Approximately 85 percent of the savings are within warehouse, selling and administrative expenses and 15 percent within cost of goods sold. Just over half of these cost savings are being anticipated this year and are primarily within the USA and EMEA segments. Cost savings from these programs will help offset other investments we make in our business and the impact of inflation. These estimated cost savings are based on information currently available to

us. There can be no guarantee that all or any of these cost savings will actually be achieved. The actual amount of costs savings, if any, may differ materially from the above estimates. Refer to “Note 6: Redundancy and restructuring” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
The decrease was partially offset by an increase of $2.9 million in acquisition and integration related expenses in the six months ended June 30, 2016 primarily driven by increased integration activity on prior acquisitions. Stock based compensation increased $0.1 million or 2.9% primarily due to a gain of $2.4 million from the forfeiture of awards related to our outgoing Chief Executive Officer, partially offset by incremental expense of $1.3 million related to awards made to our incoming Chief Executive Officer, as well as incremental expense related to restricted stock units that were granted in February 2016. The remaining $2.8 million increase was related to several insignificant components. Foreign currency translation decreased other operating expenses, net by 1.1% or $0.5 million. Refer to “Note 5: Other operating expenses, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Depreciation and amortization
Depreciation expense increased $1.8 million, or 2.6%, to $71.5 million for the six months ended June 30, 2016. Foreign currency translation decreased depreciation expense by 1.9% or $1.3 million. On a constant currency basis, the increase of $3.1 million, or 4.4%, was primarily related the reassessment of useful lives of certain internally developed software in conjunction with reevaluating our overall information technology enhancement efforts.
Amortization expense increased $1.0 million, or 2.3%, to $45.3 million for the six months ended June 30, 2016. Amortization expense decreased 2.5%, or $1.1 million, due to foreign currency translation. On a constant currency basis, the increase of $2.1 million, or 4.7%, was primarily driven by additional intangible assets related to our recent business acquisitions.
Interest expense
Interest expense decreased $46.1 million, or 35.7%, to $82.9 million for the six months ended June 30, 2016 primarily due to the June 2015 and July 2015 debt refinancing activity as well as lower average outstanding borrowings under our short-term financing agreements. Foreign currency translation decreased interest expense by 0.5% or $0.7 million.
Loss on extinguishment of debt
Loss on extinguishment of debt decreased $7.3 million, or 100.0%, for the six months ended June 30, 2016. The $7.3 million loss in the six months ended June 30, 2015 related to the write off of unamortized debt issuance costs and debt discount related to the payment of the principal balance related to our then outstanding senior subordinated notes during June 2015.
Other expense, net
Other expense, net increased $2.4 million, or 45.3%, to $7.7 million for the six months ended June 30. 2016. The increase was primarily driven by foreign currency denominated loan revaluation losses of $9.3 million primarily resulting from the revaluation of the Euro Tranche Term Loan in the six months ended June 30, 2016 compared to gains of $7.0 million in the six months ended June 30, 2015. The increase in other expense, net was partially offset by expenses of $7.5 million incurred during the six months ended June 30, 2015 related to the discontinuance of cash flow hedges. Also contributing to the decrease were foreign currency transaction gains net of losses from undesignated foreign currency derivative instruments of $1.0 million in the six months ended June 30, 2016 compared to losses of $4.1 million in the six months ended June 30, 2015. The remaining $1.3 million decrease was related to several insignificant components. Refer to “Note 7: Other (expense) income, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Income tax expense
Income tax expense decreased $1.0 million, or 14.3%, to $6.0 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to the release of a valuation allowance on certain foreign tax attributes, a decrease in losses incurred in foreign jurisdictions for which a tax benefit may not be recognized, and a decrease in the effect of flow-through entities.
Segment results

Our Adjusted EBITDA by operating segment and in aggregate is summarized in the following tables:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Elimin- ations(1)	Consolidated
	Six months ended June 30, 2016
Net sales:
External customers	$2,400.3	$758.1	$897.3	$205.8	$—	$4,261.5
Inter-segment	51.9	4.0	2.4	—	(58.3)	—
Total net sales	2,452.2	762.1	899.7	205.8	(58.3)	4,261.5
Cost of goods sold (exclusive of depreciation)	1,926.2	650.9	700.4	166.6	(58.3)	3,385.8
Gross profit	526.0	111.2	199.3	39.2	—	875.7
Outbound freight and handling	95.9	16.2	28.8	3.7	—	144.6
Warehousing, selling and administrative (operating expenses)	266.1	41.8	109.2	23.4	8.3	448.8
Adjusted EBITDA	$164.0	$53.2	$61.3	$12.1	$(8.3)	$282.3
Other operating expenses, net						17.0
Depreciation						71.5
Amortization						45.3
Interest expense, net						81.0
Other expense, net						7.7
Income tax expense						6.0
Net income						$53.8

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Elimin- ations(1)	Consolidated
	Six months ended June 30, 2015
Net sales:
External customers	$2,784.2	$827.8	$943.8	$253.4	$—	$4,809.2
Inter-segment	49.5	4.1	1.8	—	(55.4)	—
Total net sales	2,833.7	831.9	945.6	253.4	(55.4)	4,809.2
Cost of goods sold (exclusive of depreciation)	2,267.7	715.6	745.2	207.3	(55.4)	3,880.4
Gross profit	566.0	116.3	200.4	46.1	—	928.8
Outbound freight and handling	109.5	20.8	31.1	4.6	—	166.0
Warehousing, selling and administrative (operating expenses)	253.8	44.6	115.0	27.2	7.9	448.5
Adjusted EBITDA	$202.7	$50.9	$54.3	$14.3	$(7.9)	$314.3
Other operating expenses, net						47.1
Depreciation						69.7
Amortization						44.3
Interest expense, net						126.3
Loss on extinguishment of debt						7.3
Other expense, net						5.3
Income tax expense						7.0
Net income						$7.3

(1)
Other/Eliminations represents the elimination of intersegment transactions as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.

USA.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	1.9%	Acquisitions	3.0%
Reported sales volumes	(5.1)%	Reported sales volumes	(5.1)%
Sales pricing and product mix	(10.6)%	Sales pricing, product costs and other adjustments	(5.0)%
Total	(13.8)%	Total	(7.1)%
External sales in the USA segment were $2,400.3 million, a decrease of $383.9 million, or 13.8%, in the six months ended June 30, 2016. The increase in external net sales from acquisitions was primarily due to the July 2015 Chemical Associates, November 2015 Weavertown and March 2016 Bodine acquisitions. The decrease in external net sales from reported sales volumes was primarily due to a reduction in sales of upstream oil and gas products driven by reduced market demand. The reduction in external net sales from changes in sales pricing and product mix was primarily driven by lower average selling prices resulting from market driven deflationary pressures. Gross profit decreased $40.0 million, or 7.1%, to $526.0 million in the six months ended June 30, 2016. The increase in gross profit from acquisitions was primarily due to the November 2015 Weavertown, July 2015 Chemical Associates, and March 2016 Bodine acquisitions. Gross profit decreased due to changes in sales pricing, product costs and other adjustments primarily due to market deflationary pressures resulting from sluggish industrial demand across several end markets. Gross margin increased from 20.3% in the six months ended June 30, 2015 to 21.9% during the six months ended June 30, 2016 primarily due to product mix.
Outbound freight and handling expenses decreased $13.6 million, or 12.4%, to $95.9 million in the six months ended June 30, 2016 primarily due to lower reported sales volumes and lower diesel fuel costs. Operating expenses increased $12.3 million, or 4.8%, to $266.1 million in the six months ended June 30, 2016 primarily driven by $7.5 million of incremental expenses from acquisitions, $3.1 million of incremental bad debt expense, $2.2 million of incremental pension expenses primarily driven by lower expected return on assets, $2.0 million of higher environmental remediation expense, and $1.5 million of lower gains from the medical retiree benefit plan freeze as all gains from accumulated other comprehensive income have now been fully amortized. The increases in operating expenses were partially offset by $3.7 million of lower variable compensation expense driven by lower Adjusted EBITDA as well as revisions to variable compensation arrangements, and $1.7 million of lower consulting fees driven by tighter cost management. The remaining $1.4 million increase related to several insignificant components. Operating expenses as a percentage of external sales increased from 9.1% in the six months ended June 30, 2015 to 11.1% in the six months ended June 30, 2016.
Adjusted EBITDA decreased by $38.7 million, or 19.1%, to $164.0 million in the six months ended June 30, 2016. Acquisitions contributed $8.3 million of additional Adjusted EBITDA in the six months ended June 30, 2016. Adjusted EBITDA margin decreased from 7.3% in the six months ended June 30, 2015 to 6.8% in the six months ended June 30, 2016 primarily as a result of higher operating expenses as a percentage of sales.
Canada.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	2.5%	Acquisitions	4.2%
Reported sales volumes	(5.5)%	Reported sales volumes	(5.5)%
Sales pricing and product mix	1.7%	Sales pricing, product costs and other adjustments	4.3%
Foreign currency translation	(7.1)%	Foreign currency translation	(7.4)%
Total	(8.4)%	Total	(4.4)%
External sales in the Canada segment were $758.1 million, a decrease of $69.7 million, or 8.4%, in the six months ended June 30, 2016. Foreign currency translation decreased external sales dollars as the US dollar strengthened against the Canadian dollar when comparing the six months ended June 30, 2016 to the six months ended June 30, 2015. On a constant currency basis, external sales dollars decreased $11.1 million or 1.3%. The increase in external net sales from acquisitions was due to the March 2016 Nexus Ag and October 2015 Future/BlueStar acquisitions. The decrease in external net sales from reported sales volumes was primarily due to lower sales in the oil and gas end market within Western Canada. The increase in external net sales from changes in sales pricing and product mix was primarily driven by higher average selling prices. Gross profit decreased $5.1 million, or 4.4%, to $111.2 million in the six months ended June 30, 2016. The increase in gross profit from acquisitions was due to the acquisitions of Future/BlueStar and Nexus Ag. Gross profit increased due to changes in sales pricing, product costs and other adjustments primarily due to a shift in product mix towards higher margin products and services during the six months ended June 30, 2016. Gross margin increased from 14.0% in the six months ended June 30, 2015 to 14.7% in the six months ended June 30, 2016.
Outbound freight and handling expenses decreased $4.6 million, or 22.1%, to $16.2 million primarily due to lower reported sales volumes, cost efficiencies and foreign currency translation. Operating expenses decreased by $2.8 million, or 6.3%, to $41.8 million in the six months ended June 30, 2016, and increased as a percentage of external sales from 5.4% in the six months ended June 30, 2015 to 5.5% in the six months ended June 30, 2016. Acquisitions contributed additional operating expenses of $1.7 million in the six months ended June 30, 2016. Foreign currency translation decreased operating expenses by 7.2% or $3.2 million. On a constant currency basis, operating expenses increased $0.4 million, or 0.9%, primarily due to increased personnel expenses of $3.8 million driven by annual compensation increases partially offset by lower pension expense of $3.2 million resulting from the soft freeze of the Canadian pension plan. The remaining $0.2 million decrease related to several insignificant components.
Adjusted EBITDA increased by $2.3 million, or 4.5%, to $53.2 million in the six months ended June 30, 2016. Foreign currency translation decreased Adjusted EBITDA by 8.3% or $4.2 million. On a constant currency basis, Adjusted EBITDA increased $6.5 million, or 12.8%, primarily due to decreased cost of sales generating increased gross profit and decreased outbound freight and handling expenses. Acquisitions contributed $2.6 million of additional Adjusted EBITDA in the six months ended June 30, 2016. Adjusted EBITDA margin increased from 6.1% in the six months ended June 30, 2015 to 7.0% in the six months ended June 30, 2016 primarily as a result of improved gross margin and lower outbound freight and handling expenses.
EMEA.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	0.2%	Acquisitions	0.2%
Reported sales volumes	(1.9)%	Reported sales volumes	(1.9)%
Sales pricing and product mix	(2.0)%	Sales pricing, product costs and other adjustments	2.2%
Foreign currency translation	(1.2)%	Foreign currency translation	(1.0)%
Total	(4.9)%	Total	(0.5)%
External sales in the EMEA segment were $897.3 million, a decrease of $46.5 million, or 4.9%, in the six months ended June 30, 2016. The increase in external net sales from acquisitions was due to the December 2015 acquisition of Polymer Technology Limited. The decrease in external net sales from reported sales volumes was primarily due to the continuing impacts of our product mix enrichment strategy. The decrease in external net sales from changes in sales pricing and product mix was primarily driven by lower average selling prices. Foreign currency translation decreased external sales dollars primarily resulting from the US dollar strengthening against the euro and British pound when comparing the six months ended June 30, 2016 to the six months ended June 30, 2015. Gross profit decreased $1.1 million, or 0.5%, to $199.3 million in the six months ended June 30, 2016. Gross profit increased due to changes in sales pricing, product costs and other adjustments primarily due to higher gross margin from sales of pharmaceutical finished goods in addition to sales of pharmaceutical ingredients as well as the continued impacts of our product mix enrichment strategy. Gross margin increased from 21.2% in the six months ended June 30, 2015 to 22.2% in the six months ended June 30, 2016 primarily due to the factors impacting gross profit discussed above.
Outbound freight and handling expenses decreased $2.3 million, or 7.4%, to $28.8 million primarily due to lower reported sales volumes, reduced common carrier costs, and lower lease expenses. Operating expenses decreased $5.8 million, or 5.0%, to $109.2 million in the six months ended June 30, 2016, and remained constant as a percentage of external sales of 12.2% in the six months ended June 30, 2015 and the six months ended June 30, 2016. Foreign currency translation decreased operating expenses by 0.5% or $0.6 million. On a constant currency basis, operating expenses decreased $5.2 million, or 4.5%, which was primarily related to lower personnel expenses of $1.7 million driven by lower salaries and wages due to the 2015 restructuring activity as well as lower variable compensation expense, lower bad debt expenses of $1.1 million driven by receiving payments on previously reserved aged receivables, and lower lease expense of $0.8 million due to certain operating leases being replaced by capital leases. The remaining $1.6 million decrease related to several insignificant components.

Adjusted EBITDA increased by $7.0 million, or 12.9%, to $61.3 million in the six months ended June 30, 2016. Foreign currency translation decreased Adjusted EBITDA by 2.4% or $1.3 million. On a constant currency basis, Adjusted EBITDA increased $8.3 million, or 15.3%, due to reductions in operating expenses and decreased outbound freight and handling expenses. Adjusted EBITDA margin increased from 5.8% in the six months ended June 30, 2015 to 6.8% in the six months ended June 30, 2016 primarily as a result of the increase in gross margin.
Rest of World.

Net sales percentage change due to:		Gross profit percentage change due to:
Reported sales volumes	(5.2)%	Reported sales volumes	(5.2)%
Sales pricing and product mix	1.5%	Sales pricing, product costs and other adjustments	7.6%
Foreign currency translation	(15.1)%	Foreign currency translation	(17.4)%
Total	(18.8)%	Total	(15.0)%
External sales in the Rest of World segment were $205.8 million, a decrease of $47.6 million, or 18.8%, in the six months ended June 30, 2016. Foreign currency translation decreased external sales dollars primarily due to the stronger US dollar position in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 for the Mexican peso and Brazilian real. The decrease in external net sales from reported sales volumes was primarily due to decreases in the Asia Pacific region partially offset by increases in Mexico and Brazil resulting from market penetration. The increase in external net sales from changes in sales pricing and product mix was primarily due to improvements in product mix within Brazil. Gross profit decreased $6.9 million, or 15.0%, to $39.2 million in the six months ended June 30, 2016. Gross profit increased due to a shift in product mix towards higher margin products and services. Gross margin increased from 18.2% in the six months ended June 30, 2015 to 19.0% in the six months ended June 30, 2016 primarily due to the factors impacting gross profit discussed above.
Outbound freight and handling expenses decreased $0.9 million, or 19.6%, to $3.7 million in the six months ended June 30, 2016. Foreign currency translation decreased outbound freight and handling expenses by 15.2% or $0.7 million. On a constant currency basis, outbound freight and handling expenses decreased $0.2 million or 4.3%, which was primarily due to lower volumes as well as synergies resulting from the consolidation of warehouses from the D’Altomare acquisition. Operating expenses decreased $3.8 million, or 14.0%, to $23.4 million in the six months ended June 30, 2016 and increased as a percentage of external sales from 10.7% in the six months ended June 30, 2015 to 11.4% in the six months ended June 30, 2016. Foreign currency translation decreased operating expenses by 16.2% or $4.4 million. On constant currency basis, operating expenses increased $0.6 million, or 2.2%, which related to several insignificant components.
Adjusted EBITDA decreased by $2.2 million, or 15.4%, to $12.1 million in the six months ended June 30, 2016. Foreign currency translation decreased Adjusted EBITDA by 20.3% or $2.9 million. On a constant currency basis, Adjusted EBITDA increased $0.7 million, or 4.9%, primarily due to increased gross profit and decreased outbound freight and handling expenses. Adjusted EBITDA margin increased from 5.6% in the six months ended June 30, 2015 to 5.9% in the six months ended June 30, 2016 primarily as a result of the increase in gross margin.
Other Developments
The Company appointed Stephen D. Newlin as President and Chief Executive Officer, effective May 31, 2016. Mr. Newlin has served on our Board of Directors since 2014.
Mr. Newlin succeeds Erik Fyrwald, who announced his voluntary resignation from Univar, effective May 31, 2016, to pursue a new opportunity as Chief Executive Officer for another company.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from our operations as well as borrowings under our credit facilities. As of June 30, 2016, we had $601.6 million available under our credit facilities.
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
Cash Flows
The following table presents a summary of our cash flow activity for the periods set forth below:

	Six months ended
	June 30, 2016	June 30, 2015
Net cash provided by operating activities	$115.1	$108.6
Net cash used by investing activities	(98.8)	(81.5)
Net cash used by financing activities	(1.2)	(10.4)
Cash Provided by Operating Activities
Cash provided by operating activities increased $6.5 million from $108.6 million for the six months ended June 30, 2015 to $115.1 million for the six months ended June 30, 2016.
The increase in cash provided by operating activities was primarily due to a $38.6 million increase in net income exclusive of non-cash items in the six months ended June 30, 2016, compared to the six months ended June 30, 2015. Refer to “Results of Operations” above for additional information.
The increase in cash provided by operating activities was also due to a $29.7 million increase from changes in prepaid expenses and other current assets which primarily consisted of a $23.0 million increase from the change in income tax receivable. Another factor contributing to the increase in cash flow from operations was a $10.8 million reduction in contributions made to pensions and other postretirement benefit liabilities in the six months ended June 30, 2016.
The above increases were partially offset by a $76.9 million decrease in trade working capital, which includes trade accounts receivables, net, inventories and trade accounts payable. The reduction in cash flows from changes in trade working capital is largely attributable to increases in trade receivables during the six months ended June 30, 2016 compared to the prior six months ended June 30, 2015 driven by certain extensions of customer payment terms as well as changes in sales mix.
The remaining increase in cash provided by operating activities of $4.3 million did not contain any significant activity.
Cash Used by Investing Activities
Cash used by investing activities increased $17.3 million from $81.5 million for the six months ended June 30, 2015 to $98.8 million for the six months ended June 30, 2016. The increase is primarily related to increased cash outflows for purchases of businesses, net of cash acquired of $36.2 million primarily driven by the March 2016 acquisitions of Bodine and Nexus AG, which was partially offset by the April 2015 acquisition of Key Chemical, Inc.
The increase in cash used by investing activities was partially offset by lower spending on capital expenditures of $17.2 million. The reduction was driven by higher capital expenditures during the six months ended June 30, 2015 resulting from several significant facility expansion projects as well as software support efficiency projects that were completed within the year ended December 31, 2015. The remaining decrease in cash used by investing activities of $1.7 million did not contain any significant activity.
Cash Used by Financing Activities
Cash used by financing activities decreased $9.2 million from $10.4 million for the six months ended June 30, 2015 to $1.2 million for the six months ended June 30, 2016. The decrease in cash used by financing activities was primarily due to prior year reductions of long-term debt including a $69.5 million decrease in the ABL facilities, payments of $650.0 million related to the Senior Subordinated Notes, and reductions in the short-term debt of $43.6 million. The prior year debt reductions were partially offset by current year reductions of debt including short-term debt payments of $16.8 million and a $0.5 million early payment on the long-term unsecured note. The decrease in cash used by financing activities was also attributable to a $20.5 million increase in the ABL facility balance due to increased working capital funding requirements for the six months ended June 30, 2016. Also contributing to the decrease in the cash used by financing activities balance was a $5.8 million increase in cash flow from changes in short-term financing, net that was primarily driven by prior year payments to reduce the outstanding amounts drawn under the credit facility.

The decreases in cash used by financing activities were partially offset by us closing our IPO and a concurrent private placement of our equity during the six months ended June 30, 2015. The proceeds, net of fees, related to the IPO and concurrent private placement of our equity were $763.6 million. The remaining $0.7 million decrease in cash used by financing activities did not contain any significant activity.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2016 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.
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

10.1
Offer Letter, dated April 19, 2016. by and between Univar Europe Limited and David Jukes., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-k of Univar Inc., filed April 19, 2016.

10.2
Amendment Agreement, dated as of April 18, 2016, by and between Univar Europe Limited and David Jukes, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-k of Univar Inc., filed April 19, 2016.

10.3	Employment Agreement, dated May 3, 2016, by and between Univar Inc. and Mr. Newlin, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-k of Univar Inc., filed May 3, 2016.

10.4*
Employee Restricted Stock Unit Agreement, dated as of May 3, 2016, by and between Univar Inc. and Mr. Newlin, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-k of Univar Inc., filed May 3, 2016.

10.5
Resignation Agreement and Release, dated as of May 3, 2016, by and between Univar Inc. and Mr. Fyrwald, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-k of Univar Inc., filed May 3, 2016.

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
_______________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univar Inc. (Registrant)

By:	/s/ Stephen D. Newlin
Stephen D. Newlin President, Chief Executive Officer
Date: August 9, 2016

By:	/s/ Carl J. Lukach
Carl J. Lukach Executive Vice President, Chief Financial Officer
Date: August 9, 2016