Form 10-Q
period 2016-09-30
Univar Inc.
filed 2016-11-04
CIK 1494319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 25, 2016, 138,300,104 shares of the registrant’s common stock, $0.01 par value, were outstanding.

Univar Inc.
Form 10-Q
For the quarterly period ended September 30, 2016

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

Univar Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

		Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	Note	2016	2015	2016	2015
Net sales		$1,999.7	$2,206.3	$6,261.2	$7,015.5
Cost of goods sold (exclusive of depreciation)		1,561.6	1,755.8	4,947.4	5,636.2
Gross profit		438.1	450.5	1,313.8	1,379.3
Operating expenses:
Outbound freight and handling		76.2	81.4	220.8	247.4
Warehousing, selling and administrative		216.0	212.9	664.8	661.4
Other operating expenses, net	5	12.1	10.2	29.1	57.3
Depreciation		42.4	34.3	113.9	104.0
Amortization		22.5	22.0	67.8	66.3
Impairment charges	13	133.9	—	133.9	—
Total operating expenses		503.1	360.8	1,230.3	1,136.4
Operating (loss) income		(65.0)	89.7	83.5	242.9
Other (expense) income:
Interest income		1.1	1.2	3.0	3.9
Interest expense		(40.6)	(40.8)	(123.5)	(169.8)
Loss on extinguishment of debt		—	(4.8)	—	(12.1)
Other expense, net	7	(3.1)	(25.6)	(10.8)	(30.9)
Total other expense		(42.6)	(70.0)	(131.3)	(208.9)
(Loss) income before income taxes		(107.6)	19.7	(47.8)	34.0
Income tax (benefit) expense	8	(44.6)	7.6	(38.6)	14.6
Net (loss) income		$(63.0)	$12.1	$(9.2)	$19.4
(Loss) income per common share:
Basic	9	$(0.46)	$0.09	$(0.07)	$0.17
Diluted	9	(0.46)	0.09	(0.07)	0.17
Weighted average common shares outstanding:
Basic	9	137.7	137.6	137.7	113.6
Diluted	9	137.7	138.4	137.7	114.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

		Three months ended September 30,		Nine months ended September 30,
(in millions)	Note	2016	2015	2016	2015
Net (loss) income		$(63.0)	$12.1	$(9.2)	$19.4
Other comprehensive income (loss), net of tax:
Foreign currency translation	10	(20.3)	(82.5)	46.4	(178.8)
Pension and other postretirement benefit adjustment	10	—	(1.8)	(3.0)	(5.5)
Derivative financial instruments	10	—	—	—	3.7
Total other comprehensive (loss) income, net of tax		(20.3)	(84.3)	43.4	(180.6)
Comprehensive (loss) income		$(83.3)	$(72.2)	$34.2	$(161.2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	Note	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents		$267.1	$188.1
Trade accounts receivable, net		1,127.6	1,026.2
Inventories		753.6	803.4
Prepaid expenses and other current assets		152.3	178.6
Total current assets		2,300.6	2,196.3
Property, plant and equipment, net	12	1,030.6	1,082.5
Goodwill		1,795.9	1,745.1
Intangible assets, net	12	361.8	518.9
Deferred tax assets		28.1	3.5
Other assets		79.9	66.1
Total assets		$5,596.9	$5,612.4
Liabilities and stockholders’ equity
Current liabilities:
Short-term financing	11	$26.1	$33.5
Trade accounts payable		890.3	836.0
Current portion of long-term debt	11	108.0	59.9
Accrued compensation		67.1	62.8
Other accrued expenses		244.5	301.3
Total current liabilities		1,336.0	1,293.5
Long-term debt	11	2,993.6	3,057.4
Pension and other postretirement benefit liabilities		246.5	251.8
Deferred tax liabilities		24.8	58.0
Other long-term liabilities		133.2	135.0
Commitment and contingencies	17	—	—
Stockholders’ equity:
Preferred stock, 200.0 million shares authorized at $0.01 par value with no shares issued or outstanding as of September 30, 2016 and December 31, 2015		—	—
Common stock, 2.0 billion shares authorized at $0.01 par value with 138.1 million and 138.0 million shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively		1.4	1.4
Additional paid-in capital		2,236.6	2,224.7
Accumulated deficit		(994.2)	(985.0)
Accumulated other comprehensive loss	10	(381.0)	(424.4)
Total stockholders’ equity		862.8	816.7
Total liabilities and stockholders’ equity		$5,596.9	$5,612.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

		Nine months ended September 30,
(in millions)	Note	2016	2015
Operating activities:
Net (loss) income		$(9.2)	$19.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		181.7	170.3
Impairment charges	13	133.9	—
Amortization of deferred financing fees and debt discount		6.0	10.2
Amortization of pension credit from accumulated other comprehensive loss	10	(4.5)	(9.0)
Loss on extinguishment of debt		—	12.1
Deferred income taxes		(57.2)	(7.0)
Stock-based compensation expense	5	7.1	5.5
Other		(1.0)	(1.1)
Changes in operating assets and liabilities:
Trade accounts receivable, net		(83.2)	(22.0)
Inventories		60.2	35.9
Prepaid expenses and other current assets		30.2	1.2
Trade accounts payable		40.8	35.8
Pensions and other postretirement benefit liabilities		(30.8)	(50.3)
Other, net		(49.8)	(9.8)
Net cash provided by operating activities		224.2	191.2
Investing activities:
Purchases of property, plant and equipment		(65.9)	(103.3)
Purchases of businesses, net of cash acquired	16	(54.8)	(50.6)
Proceeds from sale of property, plant and equipment		4.1	6.3
Other		(1.6)	(5.5)
Net cash used by investing activities		(118.2)	(153.1)
Financing activities:
Proceeds from sale of common stock		—	765.3
Proceeds from issuance of long-term debt	11	(14.0)	2,806.6
Payments on long-term debt and capital lease obligations	11	(26.6)	(3,537.9)
Short-term financing, net	11	(11.0)	(15.9)
Financing fees paid		—	(28.7)
Other		5.0	(3.6)
Net cash used by financing activities		(46.6)	(14.2)
Effect of exchange rate changes on cash and cash equivalents		19.6	(42.5)
Net increase (decrease) in cash and cash equivalents		79.0	(18.6)
Cash and cash equivalents at beginning of period		188.1	206.0
Cash and cash equivalents at end of period		$267.1	$187.4
Supplemental disclosure of cash flow information
Non-cash activities:
Additions of property, plant and equipment included in trade accounts payable and other accrued expenses		$2.7	$9.2
Additions of property, plant and equipment under a capital lease obligation		18.5	42.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Notes to Condensed Consolidated Financial Statements
As of September 30, 2016 and
For the Three and Nine Month Periods Ended September 30, 2016 and 2015
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
Accounting pronouncements issued and adopted
In August 2014, the FASB issued ASU 2014-15 “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The core principle of the guidance is that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are available to be issued. When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events that will alleviate the substantial doubt are adequately disclosed in the footnotes to the financial statements. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted and the Company has elected to adopt the ASU as of January 1, 2016. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02 “Amendments to the Consolidation Analysis” (Topic 810). The core principle of the guidance is to provide amendments to the current consolidation guidance. The revised consolidation guidance, among other things, modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company has elected to adopt the ASU as of January 1, 2016 and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
In April 2015, the FASB issued ASU 2015-04 “Compensation-Retirement Benefits (Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets)” (Topic 715). The core principle of the guidance is that it provides a practical expedient for companies to measure interim remeasurements for significant events that occur on other than a month-end date. The guidance permits entities to remeasure defined benefit plan assets and obligations using the month-end date that is closest to the date of the significant event. The decision to apply the practical expedient to interim remeasurements for significant events can be made for each significant event. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company has elected to adopt the ASU as of January 1, 2016 and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05 “Intangibles-Goodwill and Other-Internal-use software (Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (Subtopic 350-40). The ASU provides customers with guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company has elected to adopt the ASU as of January 1, 2016 and the ASU is applied prospectively to all arrangements entered that occur after the effective date. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses" (Topic 326) - "Measurement of Credit Losses on Financial Instruments." The ASU requires entities to use a Current Expected Credit Loss model which is a new impairment model based on expected losses rather than incurred losses. Under the model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The entity's estimate would consider relevant information about past events, current conditions and reasonable and supportable forecasts, which will result in recognition of lifetime expected credit losses upon initial recognition of the related assets. This guidance will be effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years. The Company is currently evaluating the impact of the adoption of this ASU on its internal processes, operating results and financial reporting. The impact is currently not known or reasonably estimable.
In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows” (Topic 230) - “Classification of Certain Cash Receipts and Cash Payments.” The ASU clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by current guidance; and therefore, reduces the current diversity in practice. The standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within such fiscal years. Early adoption is permitted. The guidance is to be applied using a retrospective transition method to each period presented. The Company does not expect any impact to its consolidated statement of operations or consolidated balance sheet since the ASU only addresses classification items within the statement of cash flows.
In October 2016, the FASB issued ASU 2016-16 "Income Taxes" (Topic 740) - "Intra-Entity Transfers of Assets Other Than Inventory." The ASU eliminates the exception that prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party for assets other than inventory. The standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within such fiscal years. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not yet been issued. The Company does not expect a significant impact to its consolidated financial statements when it adopts this ASU.

4.	Employee benefit plans
The following table summarizes the components of net periodic benefit recognized in the condensed consolidated statements of operations:

	Domestic - Defined Benefit Pension Plans
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Interest cost	$8.0	$7.7	$24.0	$23.1
Expected return on plan assets	(8.2)	(9.0)	(24.4)	(26.9)
Net periodic benefit	$(0.2)	$(1.3)	$(0.4)	$(3.8)

	Foreign - Defined Benefit Pension Plans
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Service cost	$0.6	$0.6	$1.9	$4.7
Interest cost	4.6	5.1	14.0	15.3
Expected return on plan assets	(7.1)	(7.8)	(22.0)	(23.1)
Net periodic benefit	$(1.9)	$(2.1)	$(6.1)	$(3.1)

	Other Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Service cost	$—	$—	$—	$0.1
Interest cost	—	0.1	0.2	0.2
Prior service credits	—	(3.0)	(4.5)	(9.0)
Net periodic benefit	$—	$(2.9)	$(4.3)	$(8.7)

5.	Other operating expenses, net
Other operating expenses, net consisted of the following activity:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Acquisition and integration related expenses	$1.2	$2.4	$5.5	$3.8
Stock-based compensation expense	3.6	2.1	7.1	5.5
Restructuring charges	1.8	4.4	8.3	20.6
Advisory fees paid to CVC and CD&R(1)	—	—	—	2.6
Other (2)	5.5	1.3	8.2	24.8
Total other operating expenses, net	$12.1	$10.2	$29.1	$57.3

(1)	Significant stockholders CVC Capital Partners (“CVC”) and Clayton, Dubilier & Rice, LLC (“CD&R”).

(2)
In the three and nine months ended September 30, 2015, other is inclusive of a contract termination fee of $26.2 million related to the conclusion of consulting agreements between the Company and CVC and CD&R related to the initial public offering.

6.	Restructuring charges
Restructuring charges relate to the implementation of several regional strategic initiatives aimed at streamlining the Company’s cost structure and improving its operations. These actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. The following table presents cost information related to restructuring plans that have not been completed as of September 30, 2016 and does not contain any estimates for plans that may be developed and implemented in future periods.

(in millions)	USA	Canada	EMEA	ROW	Other	Total

Anticipated total costs
Employee termination costs	$17.0	$4.9	$24.4	$3.4	$5.8	$55.5
Facility exit costs	24.2	—	3.3	0.2	—	27.7
Other exit costs	1.7	—	6.7	0.7	0.8	9.9
Total	$42.9	$4.9	$34.4	$4.3	$6.6	$93.1

Incurred to date costs
Inception of plans through September 30, 2016
Employee termination costs	$17.0	$4.9	$24.4	$3.4	$5.8	$55.5
Facility exit costs	19.3	—	3.3	0.2	—	22.8
Other exit costs	1.7	—	6.7	0.7	0.8	9.9
Total	$38.0	$4.9	$34.4	$4.3	$6.6	$88.2

Inception of plans through December 31, 2015
Employee termination costs	$16.4	$4.1	$25.6	$2.0	$5.3	$53.4
Facility exit costs	14.0	—	3.1	0.2	—	17.3
Other exit costs	1.7	—	6.7	—	0.8	9.2
Total	$32.1	$4.1	$35.4	$2.2	$6.1	$79.9
The following table summarizes activity related to accrued liabilities associated with redundancy and restructuring:

(in millions)	January 1, 2016	Charge to earnings	Cash paid	Non-cash and other	September 30, 2016
Employee termination costs	$31.0	$2.1	$(17.1)	$0.7	$16.7
Facility exit costs	15.5	5.5	(6.5)	—	14.5
Other exit costs	0.1	0.7	(0.8)	—	—
Total	$46.6	$8.3	$(24.4)	$0.7	$31.2

(in millions)	January 1, 2015	Charge to earnings	Cash paid	Non-cash and other	December 31, 2015
Employee termination costs	$27.8	$28.3	$(22.9)	$(2.2)	$31.0
Facility exit costs	20.4	2.4	(7.2)	(0.1)	15.5
Other exit costs	0.3	3.0	(3.2)	—	0.1
Total	$48.5	$33.7	$(33.3)	$(2.3)	$46.6

Restructuring liabilities of $18.8 million and $34.5 million were classified as current in other accrued expenses in the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively. The long-term portion of restructuring liabilities of $12.4 million and $12.1 million were recorded in other long-term liabilities in the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively, and primarily consists of facility exit costs that are expected to be paid within the next eight years.
While the Company believes the recorded restructuring liabilities are adequate, revisions to current estimates may be recorded in future periods based on new information as it becomes available.

7.	Other expense, net
Other expense, net consisted of the following gains (losses):

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Foreign currency transactions	$(0.3)	$(2.8)	$(2.7)	$(1.0)
Foreign currency denominated loans revaluation	(4.4)	(5.2)	(13.7)	1.8
Undesignated foreign currency derivative instruments (1)	(0.2)	0.1	0.8	(4.0)
Undesignated interest rate swap contracts (1)	2.0	(0.2)	4.2	(0.2)
Ineffective portion of cash flow hedges (1)	—	—	—	(0.4)
Loss due to discontinuance of cash flow hedges (1)	—	—	—	(7.5)
Debt refinancing costs	—	(16.5)	—	(16.5)
Other	(0.2)	(1.0)	0.6	(3.1)
Total other expense, net	$(3.1)	$(25.6)	$(10.8)	$(30.9)

(1)	Refer to “Note 14: Derivatives” for more information.

8.	Income taxes
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
The income tax benefit for the three and nine months ended September 30, 2016 was $44.6 million and $38.6 million, resulting in an effective tax rate of 41.4% and 80.8%, respectively. The Company’s effective tax rate for the three months ended September 30, 2016 was higher than the US federal statutory rate of 35.0% primarily due to the mix of earnings in multiple jurisdictions, non-taxable interest income and the release of a valuation allowance on certain foreign tax attributes. The Company’s effective tax rate for the nine months ended September 30, 2016 was higher than the US federal statutory rate primarily due to the mix of earnings in multiple jurisdictions, non-taxable interest income and the release of a valuation allowance on certain foreign tax attributes.
The income tax expense for the three and nine months ended September 30, 2015 was $7.6 million and $14.6 million, resulting in an effective tax rate of 38.6% and 42.9%, respectively. The Company’s effective tax rate for three months ended September 30, 2015 was higher than the US federal statutory rate primarily due to the rate of realization of actual to forecasted earnings and losses, the interim accounting treatment of year to date losses incurred in foreign jurisdictions for which a tax benefit may not be recognized, and the mix of earnings in multiple jurisdictions. The Company’s effective tax rate for the nine months ended September 30, 2015 was higher than the US federal statutory rate primarily due to the rate of realization of actual to forecasted earnings and losses and losses incurred in certain foreign jurisdictions for which tax benefit may not be recognized offset by the mix of earnings in multiple jurisdictions and non-taxable interest income.
The Company believes it likely triggered an ownership change within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, during the three months ended September, 2016. The ownership change will subject the Company's U.S. net operating loss carryforwards to an annual limitation, which may limit the ability to use them to offset taxable income in periods following the ownership change. The Company's analysis of the impact of the change in ownership is in process, however the Company does not currently believe the impact of the limitation is material to the consolidated financial statements.
Canadian General Anti-Avoidance Rule matters
In 2007, the outstanding shares of Univar N.V., the ultimate public company parent of the Univar group at that time, were acquired by investment funds advised by CVC. To facilitate the acquisition and leveraged financing of Univar N.V. by CVC, a restructuring of some of the companies in the Univar group, including its Canadian operating company, was completed (the “Restructuring”). In February 2013, the Canada Revenue Agency (“CRA”) issued a Notice of Assessment, asserting the General Anti-Avoidance Rule (“GAAR”) against the Company’s subsidiary Univar Holdco Canada ULC (“Univar Holdco”) for withholding tax of $29.4 million (Canadian), relating to this Restructuring. Univar Holdco appealed the assessment, and the matter was litigated in the Tax Court of Canada in June 2015. On June 22, 2016, the Tax Court of Canada issued its judgment in favor of the CRA. The Company strongly disagrees with the decision of the Tax Court of Canada and filed its appeal to the Canadian Court of Appeal on June 30, 2016.  The Company filed its Memorandum of Fact and Law with the Canadian Court of Appeal on October 6, 2016. A $44.7 million (Canadian) Letter of Credit, covering the initial assessment of $29.4 million (Canadian) and interest of $15.3 million (Canadian), has been issued with respect to this assessment.
In September 2014, also relating to the Restructuring, the CRA issued the 2008 and 2009 Notice of Reassessments for federal corporate income tax liabilities of $11.9 million (Canadian) and $11.0 million (Canadian), respectively, and a departure tax liability of $9.0 million (Canadian). Likewise, in April 2015, the Company’s subsidiary received the 2008 and 2009 Alberta Notice of Reassessments of $6.0 million (Canadian) and $5.8 million (Canadian), respectively. These Reassessments reflect the additional tax liability and interest relating to those tax years should the CRA be successful in its assertion of the GAAR relating to the Restructuring described above. In September 2016, the CRA notified the Company that it agreed to accept security on the above reassessed federal amounts in the form of a Letter of Credit and subsequently the Company requested that it refrain from further collection efforts related to this assessment until the outcome of the appeal of the GAAR matter is concluded.
At September 30, 2016, the total Canadian federal and provincial tax liability assessed related to these matters, inclusive of interest of $37.4 million (Canadian), is $110.5 million (Canadian).   The Company has not recorded any liabilities for these matters in its financial statements, as it believes it is more likely than not that the ruling will be reversed on appeal and the Company’s position will be sustained.

9.	Earnings per share
The following table presents the basic and diluted earnings per share computations:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2016	2015	2016	2015
Basic:
Net (loss) income	$(63.0)	$12.1	$(9.2)	$19.4
Weighted average common shares outstanding	137.7	137.6	137.7	113.6
Basic (loss) income per common share	$(0.46)	$0.09	$(0.07)	$0.17
Diluted:
Net (loss) income	$(63.0)	$12.1	$(9.2)	$19.4
Weighted average common shares outstanding	137.7	137.6	137.7	113.6
Effect of dilutive securities: Stock compensation plans (1)	—	0.8	—	0.6
Weighted average common shares outstanding – diluted	137.7	138.4	137.7	114.2
Diluted (loss) income per common share	$(0.46)	$0.09	$(0.07)	$0.17

(1)
Stock options to purchase 3.2 million and 1.7 million shares of common stock and restricted stock of 0.0 million and 0.1 million were outstanding during the three months ended September 30, 2016 and 2015, respectively, but were not included in the calculation of diluted income per share as the impact of these stock options would have been anti-dilutive. Stock options to purchase 4.0 million and 1.7 million shares of common stock and restricted stock of 0.0 million and 0.0 million were outstanding during the nine months ended September 30, 2016 and 2015, respectively, but were not included in the calculation of diluted income per share as the impact of these stock options would have been anti-dilutive.

10.	Accumulated other comprehensive loss
The following tables present the changes in accumulated other comprehensive loss by component, net of tax:

(in millions)	Cash flow hedges	Defined benefit pension items	Currency translation items	Total
Balance as of December 31, 2015	$—	$3.0	$(427.4)	$(424.4)
Other comprehensive income before reclassifications	—	—	46.4	46.4
Amounts reclassified from accumulated other comprehensive loss	—	(3.0)	—	(3.0)
Net current period other comprehensive income (loss)	—	(3.0)	46.4	43.4
Balance as of September 30, 2016	$—	$—	$(381.0)	$(381.0)

Balance as of December 31, 2014	$(3.7)	$10.3	$(214.8)	$(208.2)
Other comprehensive loss before reclassifications	(3.0)	—	(178.8)	(181.8)
Amounts reclassified from accumulated other comprehensive loss	6.7	(5.5)	—	1.2
Net current period other comprehensive losses	3.7	(5.5)	(178.8)	(180.6)
Balance as of September 30, 2015	$—	$4.8	$(393.6)	$(388.8)

The following is a summary of the amounts reclassified from accumulated other comprehensive loss to net income:

(in millions)	Three months ended September 30, 2016 (1)	Three months ended September 30, 2015 (1)	Location of impact on statement of operations
Amortization of defined benefit pension items:
Prior service credits	$—	$(3.0)	Warehousing, selling and administrative
Tax expense	—	1.2	Income tax (benefit) expense
Net of tax	—	(1.8)
Total reclassifications for the period	$—	$(1.8)

(in millions)	Nine months ended September 30, 2016 (1)	Nine months ended September 30, 2015 (1)	Location of impact on statement of operations
Amortization of defined benefit pension items:
Prior service credits	$(4.5)	$(9.0)	Warehousing, selling and administrative
Tax expense	1.5	3.5	Income tax (benefit) expense
Net of tax	(3.0)	(5.5)
Cash flow hedges:
Interest rate swap contracts	—	3.1	Interest expense
Interest rate swap contracts - loss on due to discontinuance of hedge accounting	—	7.5	Other expense, net
Tax benefit	—	(3.9)	Income tax (benefit) expense
Net of tax	—	6.7
Total reclassifications for the period	$(3.0)	$1.2

(1)	Amounts in parentheses indicate credits to net income in the consolidated statement of operations.
Refer to “Note 4: Employee benefit plans” for additional information regarding the amortization of defined benefit pension items and “Note 15: Derivatives” for cash flow hedging activity.
Foreign currency gains and losses relating to intercompany borrowings that are considered a part of the Company’s investment in a foreign subsidiary are reflected in accumulated other comprehensive loss. Total foreign currency (losses) gains related to such intercompany borrowings were $(4.4) million and $7.8 million for the three month periods ended September 30, 2016 and 2015, respectively. Total foreign currency losses related to such intercompany borrowing were $24.4 million and $6.4 million for the nine months periods ended September 30, 2016 and 2015, respectively.

11.	Debt
Short-term financing
Short-term financing consisted of the following:

(in millions)	September 30, 2016	December 31, 2015
Amounts drawn under credit facilities	$11.1	$13.4
Bank overdrafts	15.0	20.1
Total short-term financing	$26.1	$33.5
The weighted average interest rate on short-term financing was 2.2% and 2.4% as of September 30, 2016 and December 31, 2015, respectively.
As of September 30, 2016 and December 31, 2015, the Company had $178.1 million and $172.4 million in outstanding letters of credit and guarantees, respectively.
Long-term debt
Long-term debt consisted of the following:

(in millions)	September 30, 2016	December 31, 2015
Senior Term Loan Facilities:
Term B Loan Due 2022, variable interest rate of 4.25% at September 30, 2016 and December 31, 2015	$2,029.5	$2,044.9
Euro Tranche Term Loan Due 2022, variable interest rate of 4.25% at September 30, 2016 and December 31, 2015	278.2	270.8
Asset Backed Loan (ABL) Facilities:
North American ABL Facility Due 2020, variable interest rate of 2.27% and 2.13% at September 30, 2016 and December 31, 2015, respectively	264.0	278.0
North American ABL Term Loan Due 2018, variable interest rate of 3.59% and 3.36% at September 30, 2016 and December 31, 2015, respectively	100.0	100.0
Unsecured Notes:
Unsecured Notes due 2023, fixed interest rate of 6.75% at September 30, 2016 and December 31, 2015	399.5	400.0
Capital lease obligations	60.2	57.3
Total long-term debt before discount	3,131.4	3,151.0
Less: unamortized debt issuance costs and discount on debt	(29.8)	(33.7)
Total long-term debt	3,101.6	3,117.3
Less: current maturities	(108.0)	(59.9)
Total long-term debt, excluding current maturities	$2,993.6	$3,057.4

12.	Supplemental balance sheet information
Property, plant and equipment, net

(in millions)	September 30, 2016	December 31, 2015
Property, plant and equipment, at cost	$1,846.0	$1,806.0
Less: accumulated depreciation	(815.4)	(723.5)
Property, plant and equipment, net	$1,030.6	$1,082.5

As of September 30, 2016, property, plant and equipment amounts are net of impairment losses of $16.5 million. Refer to "Note 13: Impairment charges" for further information.
Capital lease assets, net
Included within property, plant and equipment, net are assets related to capital leases where the Company is the lessee. The below table summarizes the cost and accumulated depreciation related to these assets:

(in millions)	September 30, 2016	December 31, 2015
Capital lease assets, at cost	$68.9	$63.5
Less: accumulated depreciation	(11.5)	(7.5)
Capital lease assets, net	$57.4	$56.0
Intangible assets, net
The gross carrying amounts and accumulated amortization of the Company’s intangible assets were as follows:

	September 30, 2016			December 31, 2015
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships(1)	$835.6	$(506.7)	$328.9	$930.1	$(446.6)	$483.5
Other(2)	180.7	(147.8)	32.9	170.5	(135.1)	35.4
Total intangible assets	$1,016.3	$(654.5)	$361.8	$1,100.6	$(581.7)	$518.9

(1)	Net of impairment losses of $110.2 million recorded during nine months ended September 30, 2016. Refer to "Note 13: Impairment charges" for further information.

(2)	Net of impairment losses of $3.5 million recorded during nine months ended September 30, 2016. Refer to "Note 13: Impairment charges" for further information.
Other intangible assets consist of intellectual property trademarks, trade names, supplier relationships, non-compete agreements and exclusive distribution rights.

13.	Impairment charges
During the quarter ended September 30, 2016, the Company revised its business operating plan for servicing upstream oil and gas customers in its USA operating segment. In light of the current prolonged drop in oil prices, and consequential decrease in demand for certain products including high-value specialized blended products used in hydraulic fracking operations, the Company has narrowed its product line and service offering by curtailing certain highly specialized products and services that were being produced and sold to oil and gas customers. As a result, the Company has ceased operations at three production facilities. The Company determined that these decisions have resulted in a triggering event with respect to long lived assets in an asset group, resulting in the assessment of recoverability of these long lived assets. The Company performed step one of the impairment test and determined the carrying amount of the asset group exceeded the sum of the expected undiscounted future cash flows. Thus, the Company proceeded to step two of the impairment test where it was required to determine the fair value of the asset group and recognize an impairment loss if the carrying value exceeded the fair value. As a result of the impairment test, the Company recorded a non-cash, pretax long-lived asset impairment charge of $113.7 million related to intangible assets and $16.5 million related to property, plant and equipment within its condensed consolidated statements of operations. The Company also recorded a non-cash, pre-tax long-lived asset impairment charge of $0.3 million related to assets held-for-sale.

The fair value of the asset group was determined using an income approach, which was comprised of multiple significant unobservable inputs including: (1) the estimate of future cash flows; (2) the amount of capital expenditures required to maintain the existing cash flows; and (3) a terminal period growth rate equal to the expected rate of inflation. Accordingly, estimated fair value of the asset group is considered to be a Level 3 measurement in the fair value hierarchy.
In addition to the charges discussed above, the Company also impaired $3.4 million of inventory deemed to be unsaleable in connection with the facility closures.

14.	Fair value measurements
Items measured at fair value on a recurring basis
The following table presents the Company’s assets and liabilities measured on a recurring basis on a gross basis:

	Level 2		Level 3
(in millions)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Current assets:
Forward currency contracts	$0.3	$0.2	$—	$—
Current liabilities:
Forward currency contracts	0.1	0.2	—	—
Interest rate swap contracts	1.7	5.3	—	—
Contingent consideration	—	—	1.8	—
Noncurrent liabilities:
Interest rate swap contracts	—	0.5	—	—
Contingent consideration	—	—	5.8	8.7
The net amounts relating to forward currency contracts included in prepaid and other current assets were $0.3 million and $0.2 million and included in other accrued expenses were $0.1 million and $0.2 million as of September 30, 2016 and December 31, 2015, respectively.
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

(in millions)	Contingent consideration
Fair value as of December 31, 2015	$8.7
Fair value adjustments	(1.1)
Foreign currency	—
Fair value as of September 30, 2016	$7.6
Financial instruments not carried at fair value
The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	September 30, 2016		December 31, 2015
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt including current portion (Level 2)	$3,101.6	$3,153.7	$3,117.3	$3,056.5

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

15.	Derivatives
Interest rate swaps
At September 30, 2016 and December 31, 2015, the Company had interest rate swap contracts in place with a total notional amount of $1.0 billion and $2.0 billion, respectively, whereby a fixed rate of interest (weighted average of 1.64%) is paid and a variable rate of interest (greater of 1.25% or three-month LIBOR) is received on the notional amount. The decrease in notional amount is due to certain swaps maturing during the second quarter of 2016.
The objective of the interest rate swap contracts is to offset the variability of cash flows in LIBOR indexed debt interest payments, subject to a 1.00% floor, attributable to changes in the aforementioned benchmark interest rate related to the Term B Loan due 2022.
The fair value of interest rate swaps is recorded either in prepaids and other current assets, other assets, other accrued expenses or other long-term liabilities in the condensed consolidated balance sheets. As of September 30, 2016 and December 31, 2015, the current liability of $1.7 million and $5.3 million was included in other accrued expenses, respectively. As of September 30, 2016 and December 31, 2015, the noncurrent liability of $0.0 million and $0.5 million was included in other long-term liabilities, respectively.
Interest rate caps
At September 30, 2016, the Company had interest rate caps with a notional amount of $800 million, to the extent the quarterly LIBOR exceeded 1.00%; the Company would receive payment based on the notional amount and the spread of three month LIBOR above the strike price of 1.00%. The Company does not apply hedge accounting for the interest rate caps, which expire on June 30, 2017.
As of September 30, 2016, upfront premium paid for these interest rate caps of $0.2 million are recorded in prepaids and other current assets within the condensed consolidated balance sheets. The interest rate cap premiums will be amortized through interest expense over the life of the contracts within the condensed consolidated statements of operations.
Foreign currency derivatives
The Company uses forward currency contracts to hedge earnings from the effects of foreign exchange relating to certain of the Company’s intercompany and third-party receivables and payables denominated in a foreign currency. These derivative instruments are not formally designated as hedges by the Company and the terms of these instruments range from one to three months. Forward currency contracts are recorded at fair value in either prepaid expenses and other current assets or other accrued expenses in the consolidated balance sheet, reflecting their short-term nature. The fair value adjustments and gains and losses are included in other (expense) income, net within the condensed consolidated statements of operations. Refer to “Note 7: Other (expense) income, net” for more information. The total notional amount of undesignated forward currency contracts were $106.6 million and $107.5 million as of September 30, 2016 and December 31, 2015, respectively.
Cash flows associated with derivative financial instruments are recognized in the operating section of the consolidated statement of cash flows.

16.	Business combinations
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
The purchase price allocation for the Key Chemical, Inc., Chemical Associates, Inc., Arrow Chemical, Inc., and Polymer Technologies Ltd. 2015 acquisitions are now final. Purchase price adjustments on prior acquisitions resulted in additional cash payments of $1.5 million during the nine months ended September 30, 2016.

17.	Commitments and Contingencies
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
The Company is subject to liabilities from claims alleging personal injury from exposure to asbestos. The claims result primarily from an indemnification obligation related to Univar USA Inc.’s 1986 purchase of McKesson Chemical Company from McKesson Corporation (“McKesson”). Univar USA is also a defendant in a small number of asbestos claims. As of September 30, 2016, there were fewer than 275 asbestos-related claims for which the Company has liability for defense and indemnity pursuant to the indemnification obligation. The volume of such cases has increased in recent quarters. Historically, the vast majority of the claims against both McKesson and Univar USA have been dismissed without payment. The Company does incur costs in defending these claims. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of these matters will have a material effect on its overall financial position, results of operations or cash flows. However, the Company cannot predict the outcome of any present or future claims or litigation and adverse developments could negatively impact earnings or cash flows in a particular future period.
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
As of September 30, 2016, the Company has not recorded a liability related to the PCS investigation described above as any potential loss is neither probable nor estimable at this stage of the investigation.
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
Changes in total environmental liabilities are as follows:

	Nine months ended September 30,
(in millions)	2016	2015
Environmental liabilities at beginning of period	$113.2	$120.3
Revised obligation estimates	9.2	6.2
Environmental payments	(15.4)	(11.7)
Foreign exchange	(0.2)	(0.4)
Environmental liabilities at end of period	$106.8	$114.4
Environmental liabilities of $23.6 million and $35.5 million were classified as current in other accrued expenses in the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively. The long-term portion of environmental liabilities is recorded in other long-term liabilities in the condensed consolidated balance sheets.
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
CBP, however, continued its investigation on the importation of saccharin by the Company’s subsidiary, Univar USA Inc. On July 21, 2014, CBP sent the Company a “Pre-Penalty Notice” indicating the imposition of a penalty against Univar USA Inc. in the amount of approximately $84.0 million. Univar USA Inc. responded to CBP that the proposed penalty was not justified. On October 1, 2014, the CBP issued a penalty notice to Univar USA Inc. for $84.0 million and has reaffirmed this penalty notice. On August 6, 2015, the DOJ filed a complaint on CBP’s behalf against Univar USA Inc. in the Court of International Trade seeking approximately $84.0 million in allegedly unpaid duties, penalties, interest, costs and attorneys’ fees. Discovery is underway in this matter. The Company continues to defend this matter vigorously. Univar USA Inc. has not recorded a liability related to this investigation as the Company believes a loss is not probable. Although the Company believes its position is strong it cannot guarantee the outcome of this or other litigation.

18.     Segments
Management monitors the operating results of its operating segments separately for the purpose of making decisions about resource allocation and performance assessment. Management evaluates performance on the basis of Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net income, plus the sum of: interest expense, net of interest income; income tax expense; depreciation; amortization; impairment charges; other operating expenses, net; and other income (expense), net.
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

Financial information for the Company’s segments is as follows:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations	Consolidated
Three Months Ended September 30, 2016
Net sales:
External customers	$1,222.1	$260.8	$412.5	$104.3	$—	$1,999.7
Inter-segment	21.2	2.1	1.1	—	(24.4)	—
Total net sales	1,243.3	262.9	413.6	104.3	(24.4)	1,999.7
Cost of goods sold (exclusive of depreciation)	974.0	207.3	320.8	83.9	(24.4)	1,561.6
Gross profit	269.3	55.6	92.8	20.4	—	438.1
Outbound freight and handling	52.3	9.0	13.1	1.8	—	76.2
Warehousing, selling and administrative	126.9	20.6	51.2	11.7	5.6	216.0
Adjusted EBITDA	$90.1	$26.0	$28.5	$6.9	$(5.6)	$145.9
Other operating expenses, net						12.1
Depreciation						42.4
Amortization						22.5
Impairment charges						133.9
Interest expense, net						39.5
Other expense, net						3.1
Income tax benefit						(44.6)
Net loss						$(63.0)
Total assets	$3,824.4	$1,824.3	$971.9	$232.5	$(1,256.2)	$5,596.9

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations	Consolidated
Three Months Ended September 30, 2015
Net sales:
External customers	$1,364.6	$290.7	$433.2	$117.8	$—	$2,206.3
Inter-segment	34.4	2.2	1.1	0.1	(37.8)	—
Total net sales	1,399.0	292.9	434.3	117.9	(37.8)	2,206.3
Cost of goods sold (exclusive of depreciation)	1,118.3	240.0	341.7	93.6	(37.8)	1,755.8
Gross profit	280.7	52.9	92.6	24.3	—	450.5
Outbound freight and handling	55.6	9.0	14.6	2.2	—	81.4
Warehousing, selling and administrative	121.7	20.3	56.7	12.3	1.9	212.9
Adjusted EBITDA	$103.4	$23.6	$21.3	$9.8	$(1.9)	$156.2
Other operating expenses, net						10.2
Depreciation						34.3
Amortization						22.0
Interest expense, net						39.6
Loss on extinguishment of debt						4.8
Other expense, net						25.6
Income tax expense						7.6
Net income						$12.1
Total assets (as adjusted*)	$4,274.9	$1,769.1	$1,004.4	$246.0	$(1,474.3)	$5,820.1

*	Adjusted due to the adoption of ASU 2015-03 and ASU 2015-15.

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations	Consolidated
Nine Months Ended September 30, 2016
Net sales:
External customers	$3,622.4	$1,018.9	$1,309.8	$310.1	$—	$6,261.2
Inter-segment	73.1	6.1	3.5	—	(82.7)	—
Total net sales	3,695.5	1,025.0	1,313.3	310.1	(82.7)	6,261.2
Cost of goods sold (exclusive of depreciation)	2,900.2	858.2	1,021.2	250.5	(82.7)	4,947.4
Gross profit	795.3	166.8	292.1	59.6	—	1,313.8
Outbound freight and handling	148.2	25.2	41.9	5.5	—	220.8
Warehousing, selling and administrative	393.0	62.4	160.4	35.1	13.9	664.8
Adjusted EBITDA	$254.1	$79.2	$89.8	$19.0	$(13.9)	$428.2
Other operating expenses, net						29.1
Depreciation						113.9
Amortization						67.8
Impairment charges						133.9
Interest expense, net						120.5
Other expense, net						10.8
Income tax benefit						(38.6)
Net loss						$(9.2)
Total assets	$3,824.4	$1,824.3	$971.9	$232.5	$(1,256.2)	$5,596.9

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations	Consolidated
Nine Months Ended September 30, 2015
Net sales:
External customers	$4,148.8	$1,118.5	$1,377.0	$371.2	$—	$7,015.5
Inter-segment	83.9	6.3	2.9	0.1	(93.2)	—
Total net sales	4,232.7	1,124.8	1,379.9	371.3	(93.2)	7,015.5
Cost of goods sold (exclusive of depreciation)	3,386.0	955.6	1,086.9	300.9	(93.2)	5,636.2
Gross profit	846.7	169.2	293.0	70.4	—	1,379.3
Outbound freight and handling	165.1	29.8	45.7	6.8	—	247.4
Warehousing, selling and administrative	375.5	64.9	171.7	39.5	9.8	661.4
Adjusted EBITDA	$306.1	$74.5	$75.6	$24.1	$(9.8)	$470.5
Other operating expenses, net						57.3
Depreciation						104.0
Amortization						66.3
Interest expense, net						165.9
Loss on extinguishment of debt						12.1
Other expense, net						30.9
Income tax expense						14.6
Net income						$19.4
Total assets (as adjusted*)	$4,274.9	$1,769.1	$1,004.4	$246.0	$(1,474.3)	$5,820.1

*	Adjusted due to the adoption of ASU 2015-03 and ASU 2015-15.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
We monitor the results of our operating segments separately for the purposes of making decisions about resource allocation and performance assessment. We evaluate performance on the basis of Adjusted EBITDA, which we define as our consolidated net income, plus the sum of interest expense, net of interest income, income tax expense, depreciation, amortization, impairment charges, other operating expenses, net (which primarily consists of pension mark to market adjustments, acquisition and integration related expenses, employee stock-based compensation expense, restructuring charges, advisory fees paid to stockholders, and other unusual or non-recurring expenses) and other (expense) income, net (which consists of gains and losses on foreign currency transactions and undesignated derivative instruments, ineffective portion of cash flow hedges, debt refinancing costs, and other nonoperating activity). We believe that Adjusted EBITDA is an important indicator of operating performance because:

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
The following is management’s discussion and analysis of the financial condition and results of operations for the three and nine months ended September 30, 2016 as compared to the corresponding period in the prior year. This discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, set forth in this report under “Financial Statements” and our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations
The following tables set forth, for the periods indicated, certain statements of operations data first on the basis of reported data and then as a percentage of total net sales for the relevant period.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

	Three Months Ended				Favorable (unfavorable)	% Change	Impact of currency*
(in millions)	September 30, 2016		September 30, 2015
Net sales	$1,999.7	100.0%	$2,206.3	100.0%	$(206.6)	(9.4)%	—%
Cost of goods sold (exclusive of depreciation)	1,561.6	78.1%	1,755.8	79.6%	194.2	(11.1)%	—%
Gross profit	438.1	21.9%	450.5	20.4%	(12.4)	(2.8)%	(0.2)%
Operating expenses:
Outbound freight and handling	76.2	3.8%	81.4	3.7%	5.2	(6.4)%	0.1%
Warehousing, selling and administrative	216.0	10.8%	212.9	9.6%	(3.1)	1.5%	—%
Other operating expenses, net	12.1	0.6%	10.2	0.5%	(1.9)	18.6%	33.3%
Depreciation	42.4	2.1%	34.3	1.6%	(8.1)	23.6%	(2.9)%
Amortization	22.5	1.1%	22.0	1.0%	(0.5)	2.3%	—%
Impairment charges	133.9	6.7%	—	—%	(133.9)	100.0%	—%
Total operating expenses	503.1	25.2%	360.8	16.4%	(142.3)	39.4%	(0.4)%
Operating (loss) income	(65.0)	(3.3)%	89.7	4.1%	(154.7)	N/M	(2.9)%
Other (expense) income:
Interest income	1.1	0.1%	1.2	0.1%	(0.1)	(8.3)%	(8.3)%
Interest expense	(40.6)	(2.0)%	(40.8)	(1.8)%	0.2	(0.5)%	0.7%
Loss on extinguishment of debt	—	—%	(4.8)	(0.2)%	4.8	(100.0)%	—%
Other expense, net	(3.1)	(0.2)%	(25.6)	(1.2)%	22.5	87.9%	1.2%
Total other expense	(42.6)	(2.1)%	(70.0)	(3.2)%	27.4	(39.1)%	0.9%
(Loss) income before income taxes	(107.6)	(5.4)%	19.7	0.9%	(127.3)	N/M	(10.2)%
Income tax (benefit) expense	(44.6)	(2.2)%	7.6	0.3%	52.2	N/M	2.6%
Net (loss) income	$(63.0)	(3.2)%	$12.1	0.5%	(75.1)	N/M	(14.9)%

*Foreign currency translation is included in the percentage change. Unfavorable impacts from foreign currency translation are designated with parentheses.
Net sales

Net sales percentage change due to:
Acquisitions	1.0%
Reported sales volumes	(3.9)%
Sales pricing and product mix	(6.5)%
Foreign currency translation	—%
Total	(9.4)%
Net sales were $1,999.7 million in the three months ended September 30, 2016, a decrease of $206.6 million, or 9.4%, from the three months ended September 30, 2015. The increase in net sales from acquisitions was primarily driven by the November 2015 Weavertown and March 2016 Bodine acquisitions in the US and the October 2015 Future/BlueStar and March 2016 Nexus Ag acquisitions in Canada. The decrease in net sales from reported sales volumes primarily resulted from reductions in sales of upstream oil and gas products driven by reduced market demand. The decrease in net sales from changes in sales pricing and product mix was driven by all of our segments. Foreign currency translation remained flat when comparing the three months ended September 30, 2016 to the three months ended September 30, 2015 as the strengthening of the US dollar against the British pound and Mexican peso was offset by the weakening of the US dollar against the euro, Canadian dollar, and Brazilian real. Refer to the “Segment results” for the three months ended September 30, 2016 discussion for additional information.

Gross profit

Gross profit percentage change due to:
Acquisitions	1.7%
Reported sales volumes	(3.9)%
Sales pricing, product costs and other adjustments	(0.4)%
Foreign currency translation	(0.2)%
Total	(2.8)%
Gross profit decrease $12.4 million, or 2.8%, to $438.1 million for the three months ended September 30, 2016. The increase in gross profit from acquisitions was primarily driven by the November 2015 Weavertown and March 2016 Bodine acquisitions in the US and the October 2015 Future/BlueStar acquisition in Canada. The decrease in gross profit from reported sales volumes primarily resulted from reductions in upstream oil and gas products driven by reduced market demand. The decrease in gross profit from changes in sales pricing, product costs and other adjustments was driven by the Rest of World, USA, and EMEA segments partially offset by increases in the Canada segment. Gross margin, which we define as gross profit divided by net sales, increased to 21.9% in the three months ended September 30, 2016 from 20.4% in the three months ended September 30, 2015. Foreign currency translation decreased gross profit due to the strengthening of the US dollar against the British pound and Mexican peso. Refer to the “Segment results” for the three months ended September 30, 2016 discussion for additional information.
Outbound freight and handling
Outbound freight and handling expenses decreased $5.2 million, or 6.4%, to $76.2 million for the three months ended September 30, 2016. Foreign currency translation decreased outbound freight and handling expense by 0.1% or $0.1 million. On a constant currency basis, outbound freight and handling expenses decreased 6.3% or $5.1 million, which was primarily attributable to lower reported sales volumes. Refer to the “Segment results” for the three months ended September 30, 2016 discussion for additional information.
Warehousing, selling and administrative
Warehousing, selling and administrative expenses increased $3.1 million, or 1.5%, to $216.0 million for the three months ended September 30, 2016. Foreign currency translation increased warehousing, selling and administrative expenses by $0.1 million. On a constant currency basis, the $3.0 million increase primarily related to $4.2 million of incremental expenses from acquisitions and $3.0 million of lower gains from the medical retiree benefit plan freeze as all gains from accumulated other comprehensive income have now been fully amortized. Partially offsetting the increases was a $4.1 million reduction in personnel expenses primarily due to reduced variable compensation accruals. The remaining $0.1 million decrease related to several insignificant components. Refer to the “Segment results” for the three months ended September 30, 2016 discussion for additional information.
Other operating expenses, net
Other operating expenses, net increased $1.9 million, or 18.6%, to $12.1 million for the three months ended September 30, 2016. The increase was primarily related to a $3.0 million of higher consulting fees incurred to streamline operations and maximize operating performance, and $1.5 million of stock based compensation related to awards granted in 2016. The increase was partially offset by a decrease of $2.6 million of lower redundancy and restructuring charges in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, a $1.7 million reduction in contingent consideration related to recent acquisitions, and a $1.2 million reduction in acquisition and integration related expenses in the three months ended September 30, 2016 primarily driven by decreased integration activity on prior acquisitions. Refer to “Note 6: Redundancy and restructuring” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
The remaining $2.9 million increase related to several insignificant components. Foreign currency translation had no impact on other operating expenses. Refer to “Note 5: Other operating expenses, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.

Depreciation and amortization
Depreciation expense increased $8.1 million, or 23.6%, to $42.4 million for the three months ended September 30, 2016. Foreign currency translation increased depreciation expense by 2.9% or $1.0 million. On a constant currency basis, the $7.1 million increase was primarily related to accelerated depreciation in connection with certain facility closures.
Amortization expense increased $0.5 million, or 2.3%, to $22.5 million for the three months ended September 30, 2016. Foreign currency translation had no impact on amortization expense. On a constant currency basis, the increase of $0.5 million was primarily driven by amortization of additional intangible assets related to our recent business acquisitions.
Impairment charges
Impairment charges increased $133.9 million, or 100.0%, to $133.9 million for the three months ended September 30, 2016 primarily due to the impairment of intangible assets and fixed assets. Refer to “Note 13: Impairment charge” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Interest expense
Interest expense decreased $0.2 million, or 0.5%, to $40.6 million for the three months ended September 30, 2016. There were no significant variances in the results for the three months ended September 30, 2016 when compared to the three months ended September 30, 2015.
Loss on extinguishment of debt
Loss on extinguishment of debt decreased $4.8 million, or 100.0% for the three months ended September 30, 2016. The $4.8 million loss in the three months ended September 30, 2015 related to the July 2015 debt refinancing transactions.
Other expense, net
Other expense, net decreased by $22.5 million from $25.6 million for the three months ended September 30, 2015 to $3.1 million for the three months ended September 30, 2016. The change was primarily driven by expenses of $16.5 million incurred during the three months ended September 30, 2015 related to the July 2015 debt refinancing costs. Refer to “Note 7: Other expense, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Income tax (benefit) expense
Income tax (benefit) expense decreased $52.2 million from an expense of $7.6 million for the three months ended September 30, 2015 to a benefit of $44.6 million for the three months ended September 30, 2016. The decrease is primarily due to a decrease in earnings resulting from an impairment charge, the release of a valuation allowance on certain foreign tax attributes, a decrease in losses incurred in foreign jurisdictions for which a tax benefit may not be recognized, and a decrease in the effect of flow-through entities partially offset by non-deductible interest expense and a decrease in non-taxable interest income.
Segment results

Our Adjusted EBITDA by operating segment and in aggregate is summarized in the following tables:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Elimin- ations(1)	Consolidated
	Three months ended September 30, 2016
Net sales:
External customers	$1,222.1	$260.8	$412.5	$104.3	$—	$1,999.7
Inter-segment	21.2	2.1	1.1	—	(24.4)	—
Total net sales	1,243.3	262.9	413.6	104.3	(24.4)	1,999.7
Cost of goods sold (exclusive of depreciation)	974.0	207.3	320.8	83.9	(24.4)	1,561.6
Gross profit	269.3	55.6	92.8	20.4	—	438.1
Outbound freight and handling	52.3	9.0	13.1	1.8	—	76.2
Warehousing, selling and administrative (operating expenses)	126.9	20.6	51.2	11.7	5.6	216.0
Adjusted EBITDA	$90.1	$26.0	$28.5	$6.9	$(5.6)	$145.9
Other operating expenses, net						12.1
Depreciation						42.4
Amortization						22.5
Impairment charges						133.9
Interest expense, net						39.5
Other expense, net						3.1
Income tax benefit						(44.6)
Net loss						$(63.0)

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Elimin- ations(1)	Consolidated
	Three months ended September 30, 2015
Net sales:
External customers	$1,364.6	$290.7	$433.2	$117.8	$—	$2,206.3
Inter-segment	34.4	2.2	1.1	0.1	(37.8)	—
Total net sales	1,399.0	292.9	434.3	117.9	(37.8)	2,206.3
Cost of goods sold (exclusive of depreciation)	1,118.3	240.0	341.7	93.6	(37.8)	1,755.8
Gross profit	280.7	52.9	92.6	24.3	—	450.5
Outbound freight and handling	55.6	9.0	14.6	2.2	—	81.4
Warehousing, selling and administrative (operating expenses)	121.7	20.3	56.7	12.3	1.9	212.9
Adjusted EBITDA	$103.4	$23.6	$21.3	$9.8	$(1.9)	$156.2
Other operating expenses, net						10.2
Depreciation						34.3
Amortization						22.0
Interest expense, net						39.6
Loss on extinguishment of debt						4.8
Other expense, net						25.6
Income tax expense						7.6
Net income						$12.1

(1)
Other/Eliminations represents the elimination of intersegment transactions as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.

USA.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	1.1%	Acquisitions	2.2%
Reported sales volumes	(5.5)%	Reported sales volumes	(5.5)%
Sales pricing and product mix	(6.0)%	Sales pricing, product costs and other adjustments	(0.8)%
Total	(10.4)%	Total	(4.1)%
External sales in the USA segment were $1,222.1 million, a decrease of $142.5 million, or 10.4%, in the three months ended September 30, 2016. The increase in external net sales from acquisitions was primarily due to the November 2015 Weavertown and March 2016 Bodine acquisitions. The decrease in external net sales from reported sales volumes was primarily due to a reduction in sales of upstream oil and gas products driven by reduced market demand. The decrease in external net sales from changes in sales pricing and product mix was primarily driven by lower average selling prices resulting from market driven deflationary pressures. Gross profit decreased $11.4 million, or 4.1%, to $269.3 million in the three months ended September 30, 2016. The increase in gross profit from acquisitions was primarily due to the November 2015 Weavertown and March 2016 Bodine acquisitions. Excluding the impact of volumes, gross profit decreased due to changes in sales pricing, product costs and other adjustments primarily due to market deflationary pressures resulting from sluggish industrial demand across several end markets. Gross margin increased from 20.6% in the three months ended September 30, 2015 to 22.0% during the three months ended September 30, 2016 primarily driven by margin maintenance efforts while experiencing lower average selling prices..
Outbound freight and handling expenses decreased $3.3 million, or 5.9%, to $52.3 million in the three months ended September 30, 2016 primarily due to lower reported sales volumes and productivity improvements. Operating expenses increased $5.2 million, or 4.3%, to $126.9 million in the three months ended September 30, 2016 primarily driven by $3.2 million of incremental expenses from acquisitions, $3.0 million of a lower benefit from the retiree medical plan resulting from the gain related to freezing the medical retiree plan now being completely amortized from accumulated other comprehensive income, $1.1 million of incremental expenses from environmental remediation, and $1.1 million of incremental pension expenses primarily due to a decrease in expected return on plan assets. Partially offsetting the increase was a $4.9 million reduction in personnel expenses primarily due to reduced variable compensation expense. The remaining $1.7 million increase related to several insignificant components. Operating expenses as a percentage of external sales increased from 8.9% in the three months ended September 30, 2015 to 10.4% in the three months ended September 30, 2016.
Adjusted EBITDA decreased by $13.3 million, or 12.9%, to $90.1 million in the three months ended September 30, 2016. Acquisitions contributed $2.9 million of additional Adjusted EBITDA in the three months ended September 30, 2016. Adjusted EBITDA margin decreased from 7.6% in the three months ended September 30, 2015 to 7.4% in the three months ended September 30, 2016 primarily as a result of higher operating expenses as a percentage of sales.
Canada.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	2.1%	Acquisitions	3.2%
Reported sales volumes	(4.1)%	Reported sales volumes	(4.1)%
Sales pricing and product mix	(11.3)%	Sales pricing, product costs and other adjustments	5.3%
Foreign currency translation	3.0%	Foreign currency translation	0.7%
Total	(10.3)%	Total	5.1%
External sales in the Canada segment were $260.8 million, a decrease of $29.9 million, or 10.3%, in the three months ended September 30, 2016. Foreign currency translation increased external sales dollars as the Canadian dollar strengthened against the US dollar when comparing the three months ended September 30, 2016 to the three months ended September 30, 2015. On a constant currency basis, external sales dollars decreased $38.4 million or 13.3%. The increase in external net sales from acquisitions was due to the October 2015 Future/BlueStar and March 2016 Nexus Ag acquisitions. The decrease in external net sales from reported sales volumes was primarily due to lower sales in the oil and gas end market within Western Canada as well as reduced market demand across several other end markets. Gross profit increased $2.7 million, or 5.1%, to $55.6 million in the three months ended September 30, 2016. The increase in gross profit from acquisitions was due to the October 2015 Future/BlueStar and March 2016 Nexus Ag acquisitions. Gross profit increased due to changes in sales pricing, product costs and other adjustments primarily due to higher supplier rebates for agricultural sales driven by a shift in timing of the current agricultural season as well as increased margins from changes in product mix during the three months ended September 30, 2016. Gross margin increased from 18.2% in the three months ended September 30, 2015 to 21.3% in the three months ended September 30, 2016 primarily due to the factors impacting gross profit discussed above.
Outbound freight and handling expenses remained flat when comparing the three months ended September 30, 2015 to the three months ended September 30, 2016. Operating expenses increased by $0.3 million, or 1.5%, to $20.6 million in the three months ended September 30, 2016, and increased as a percentage of external sales from 7.0% in the three months ended September 30, 2015 to 7.9% in the three months ended September 30, 2016. Acquisitions contributed $1.0 million of additional operating expenses in the three months ended September 30, 2016. Foreign currency translation increased operating expenses by 0.5% or $0.1 million. On a constant currency basis, operating expenses increased $0.2 million, or 1.0%, primarily related to several insignificant components.
Adjusted EBITDA increased by $2.4 million, or 10.2%, to $26.0 million in the three months ended September 30, 2016. Foreign currency translation increased Adjusted EBITDA by 1.3% or $0.3 million. On a constant currency basis, Adjusted EBITDA increased $2.1 million, or 8.9%, primarily due to increased grossed profit. Acquisitions also contributed $0.4 million of additional Adjusted EBITDA in the three months ended September 30, 2016. Adjusted EBITDA margin increased from 8.1% in the three months ended September 30, 2015 to 10.0% in the three months ended September 30, 2016 primarily as a result of improvements in gross margin.
EMEA.

Net sales percentage change due to:		Gross profit percentage change due to:
Reported sales volumes	2.2%	Reported sales volumes	2.2%
Sales pricing and product mix	(6.0)%	Sales pricing, product costs and other adjustments	(1.1)%
Foreign currency translation	(1.0)%	Foreign currency translation	(0.9)%
Total	(4.8)%	Total	0.2%
External sales in the EMEA segment were $412.5 million, a decrease of $20.7 million, or 4.8%, in the three months ended September 30, 2016. The increase in external net sales from reported sales volumes was primarily due to increases in sales across various end markets partially offset by the impact of site closures from our previously implemented restructuring activities. The decrease in external net sales from changes in sales pricing and product mix was primarily influenced by a higher level of commodity sales, which have lower selling prices, as well as chemical price deflation. Foreign currency translation decreased external sales dollars as the US dollar strengthened against the British pound, partially offset by strengthening of the euro, when comparing the three months ended September 30, 2016 to the three months ended September 30, 2015. Gross profit increased $0.2 million, or 0.2%, to $92.8 million in the three months ended September 30, 2016. Gross profit decreased due to changes in sales pricing, product costs and other adjustments primarily due to changes in product mix partially offset by increased sales of higher margin pharmaceutical finished goods. Gross margin increased from 21.4% in the three months ended September 30, 2015 to 22.5% in the three months ended September 30, 2016 primarily due to the factors discussed above.
Outbound freight and handling expenses decreased $1.5 million, or 10.3%, to $13.1 million, on higher volumes primarily due to delivery cost efficiencies resulting from changes in product mix. Operating expenses decreased $5.5 million, or 9.7%, to $51.2 million in the three months ended September 30, 2016, and decreased as a percentage of external sales from 13.1% in the three months ended September 30, 2015 to 12.4% in the three months ended September 30, 2016. Foreign currency translation increased operating expenses by 0.9% or $0.5 million. On a constant currency basis, operating expenses decreased $6.0 million, or 10.6%, which was primarily related to lower personnel expenses of $0.9 million resulting from lower variable compensation expense. The remaining $5.1 million decrease primarily related to the impacts of previously implemented restructuring initiatives and several other insignificant components.
Adjusted EBITDA increased by $7.2 million, or 33.8%, to $28.5 million in the three months ended September 30, 2016. Foreign currency translation decreased Adjusted EBITDA by 5.6% or $1.2 million. On a constant currency basis, Adjusted EBITDA increased $8.4 million, or 39.4%, primarily due to sales of pharmaceutical finished goods contributing approximately 63% of the increase as well as continuing to benefit from reductions in operating expenses resulting from our previous restructuring activities. Sales of pharmaceutical finished goods represent approximately 32% of Adjusted EBITDA for the three months ended September

30, 2016. Adjusted EBITDA margin increased from 4.9% in the three months ended September 30, 2015 to 6.9% in the three months ended September 30, 2016 primarily as a result of reduced operating expenses as a percentage of sales.
Rest of World.

Net sales percentage change due to:		Gross profit percentage change due to:
Reported sales volumes	(4.5)%	Reported sales volumes	(4.5)%
Sales pricing and product mix	(2.8)%	Sales pricing, product costs and other adjustments	(9.0)%
Foreign currency translation	(4.2)%	Foreign currency translation	(2.5)%
Total	(11.5)%	Total	(16.0)%
External sales in the Rest of World segment were $104.3 million, a decrease of $13.5 million, or 11.5%, in the three months ended September 30, 2016. Foreign currency translation decreased external sales dollars when comparing the three months ended September 30, 2016 to the three months ended September 30, 2015 primarily due to the stronger US dollar position as compared to the Mexican peso. Sales volumes decreased when comparing the three months ended September 30, 2016 to the three months ended September 30, 2015 primarily driven by reductions in sales of upstream oil and gas products driven by reduced market demand. The decrease in external net sales from changes in sales pricing and product mix was primarily due to market price deflation within Mexico. Gross profit decreased $3.9 million, or 16.0%, to $20.4 million in the three months ended September 30, 2016. Gross profit decreased due to macroeconomic recessionary pressures in Brazil and market driven margin compression in Mexico. Gross margin decreased from 20.6% in the three months ended September 30, 2015 to 19.6% in the three months ended September 30, 2016 primarily due to the factors discussed above.
Outbound freight and handling expenses decreased $0.4 million, or 18.2%, to $1.8 million in the three months ended September 30, 2016. Foreign currency translation decreased outbound freight and handling expenses by 4.5% or $0.1 million. On a constant currency basis, outbound freight and handling expenses decreased $0.3 million, or 13.6%, primarily related to lower volumes. Operating expenses decreased $0.6 million, or 4.9%, to $11.7 million in the three months ended September 30, 2016 and increased as a percentage of external sales from 10.4% in the three months ended September 30, 2015 to 11.2% in the three months ended September 30, 2016. Foreign currency translation decreased operating expenses by 3.3% or $0.4 million. On constant currency basis, operating expenses decreased $0.2 million, or 1.6%, due to several insignificant components.
Adjusted EBITDA decreased by $2.9 million, or 29.6%, to $6.9 million in the three months ended September 30, 2016. Foreign currency translation decreased Adjusted EBITDA by 1.0% or $0.1 million. On a constant currency basis, Adjusted EBITDA decreased $2.8 million, or 28.6%, primarily due to gross profit reductions. Adjusted EBITDA margin decreased from 8.3% in the three months ended September 30, 2015 to 6.6% in the three months ended September 30, 2016 primarily as a result of lower gross margin as well has higher operating expenses as a percentage of sales.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

	Nine Months Ended				Favorable (unfavorable)	% Change	Impact of currency*
(in millions)	September 30, 2016		September 30, 2015
Net sales	$6,261.2	100.0%	$7,015.5	100.0%	$(754.3)	(10.8)%	(1.6)%
Cost of goods sold (exclusive of depreciation)	4,947.4	79.0%	5,636.2	80.3%	688.8	(12.2)%	1.6%
Gross profit	1,313.8	21.0%	1,379.3	19.7%	(65.5)	(4.7)%	(1.4)%
Operating expenses:
Outbound freight and handling	220.8	3.5%	247.4	3.5%	26.6	(10.8)%	0.8%
Warehousing, selling and administrative	664.8	10.6%	661.4	9.4%	(3.4)	0.5%	0.2%
Other operating expenses, net	29.1	0.5%	57.3	0.8%	28.2	(49.2)%	6.8%
Depreciation	113.9	1.8%	104.0	1.5%	(9.9)	9.5%	0.3%
Amortization	67.8	1.1%	66.3	0.9%	(1.5)	2.3%	1.7%
Impairment charges	133.9	2.1%	—	—%	(133.9)	100.0%	—%
Total operating expenses	1,230.3	19.6%	1,136.4	16.2%	(93.9)	8.3%	1.0%
Operating income	83.5	1.3%	242.9	3.5%	(159.4)	(65.6)%	(3.4)%
Other (expense) income:
Interest income	3.0	0.0%	3.9	0.1%	(0.9)	(23.1)%	(2.6)%
Interest expense	(123.5)	(2.0)%	(169.8)	(2.4)%	46.3	(27.3)%	0.5%
Loss on extinguishment of debt	—	—%	(12.1)	(0.2)%	12.1	100.0%	(200.0)%
Other expense, net	(10.8)	(0.2)%	(30.9)	(0.4)%	20.1	(65.0)%	3.2%
Total other expense	(131.3)	(2.1)%	(208.9)	(3.0)%	77.6	(37.1)%	0.9%
(Loss) income before income taxes	(47.8)	(0.8)%	34.0	0.5%	(81.8)	N/M	(19.1)%
Income tax (benefit) expense	(38.6)	(0.6)%	14.6	0.2%	53.2	N/M	8.9%
Net (loss) income	$(9.2)	(0.1)%	$19.4	0.3%	(28.6)	N/M	(26.8)%

*Foreign currency translation is included in the percentage change. Unfavorable impacts from foreign currency translation are designated with parentheses.
Net sales

Net sales percentage change due to:
Acquisitions	1.4%
Reported sales volumes	(4.2)%
Sales pricing and product mix	(6.4)%
Foreign currency translation	(1.6)%
Total	(10.8)%
Net sales were $6,261.2 million for the nine months ended September 30, 2016, a decrease of $754.3 million, or 10.8%, from the nine months ended September 30, 2015. The increase in net sales from acquisitions was primarily driven by the November 2015 Weavertown, July 2015 Chemical Associates, and March 2016 Bodine acquisitions in the US and the October 2015 Future/BlueStar and March 2016 Nexus Ag acquisitions in Canada. The decrease in net sales from reported sales volumes primarily resulted from reductions in sales of upstream oil and gas products driven by reduced market demand. The decrease in net sales from changes in sales pricing and product mix was primarily driven by the USA, EMEA, and Canada segments, partially offset by increases in the Rest of World segment. Foreign currency translation decreased net sales, due to the US dollar strengthening against the British pound, Canadian dollar, and Mexican peso, partially offset by the US dollar weakening against the euro and Brazilian real. Refer to the “Segment results” for the nine months ended September 30, 2016 discussion for additional information.

Gross profit

Gross profit percentage change due to:
Acquisitions	2.2%
Reported sales volumes	(4.2)%
Sales pricing, product costs and other adjustments	(1.3)%
Foreign currency translation	(1.4)%
Total	(4.7)%
Gross profit decreased $65.5 million, or 4.7%, to $1,313.8 million for the nine months ended September 30, 2016. The increase in gross profit from acquisitions was primarily driven by the November 2015 Weavertown, March 2016 Bodine, and July 2015 Chemical Associates acquisitions in the US and the October 2015 Future/BlueStar acquisition in Canada. The decrease in gross profit from reported sales volumes primarily resulted from reductions in upstream oil and gas products driven by reduced market demand. The decrease in gross profit from changes in sales pricing, product costs and other adjustments was primarily driven by the USA segment, partially offset by increases in the Canada, EMEA, and Rest of World segments. Gross margin, which we define as gross profit divided by net sales, increased to 21.0% in the nine months ended September 30, 2016 from 19.7% in the nine months ended September 30, 2015. Foreign currency translation decreased gross profit due to the US dollar strengthening against the British pound, Canadian dollar, and Mexican peso, partially offset by the US dollar weakening against the euro, and Brazilian real. Refer to the “Segment results” for the nine months ended September 30, 2016 discussion for additional information.
Outbound freight and handling
Outbound freight and handling expenses decreased $26.6 million, or 10.8%, to $220.8 million for the nine months ended September 30, 2016. Foreign currency translation decreased outbound freight and handling expense by 0.8% or $2.1 million. On a constant currency basis, outbound freight and handling expenses decreased 10.0% or $24.5 million, which was primarily attributable to lower reported sales volumes. Refer to the “Segment results” for the nine months ended September 30, 2016 discussion for additional information.
Warehousing, selling and administrative
Warehousing, selling and administrative expenses increased $3.4 million, or 0.5%, to $664.8 million for the nine months ended September 30, 2016. Foreign currency translation decreased warehousing, selling and administrative expenses by 0.2% or $8.0 million. The remaining $11.4 million increase was primarily driven by $13.5 million of incremental operating expenses from acquisitions, $5.0 million of lower gains from the medical retiree benefit plan freeze as all gains from accumulated other comprehensive income have now been fully amortized, and $3.7 million of higher expenses associated with environmental remediation. Partially offsetting the increases were $3.0 million of lower variable compensation expense, primarily driven by lower Adjusted EBITDA and revisions to variable compensation arrangements, $2.4 million of lower contract labor expenses, and $2.7 million of lower travel & entertainment expenses, driven by efforts to control costs. The remaining $2.7 million decrease related to several insignificant components. Refer to the “Segment results” for the nine months ended September 30, 2016 discussion for additional information.
Other operating expenses, net
Other operating expenses, net decreased $28.2 million, or 49.2%, to $29.1 million for the nine months ended September 30, 2016. The decrease was primarily related to a reduction of $26.2 million in advisory fees paid to our significant stockholders, CVC Capital Partners (“CVC”) and Clayton, Dubilier & Rice, LLC (“CD&R”) resulting from the termination of the management contracts with CVC and CD&R as part of our 2015 IPO.
Also contributing to the decrease was $12.3 million of lower redundancy and restructuring charges (primarily severance costs) in the nine months ended September 30, 2016 compared to the same period in 2015. We estimate cost savings from redundancy and restructuring programs that have not been completed as of September 30, 2016 to be approximately $30 to $40 million per year and we will be at that run rate of savings by the end of 2016. Approximately 85 percent of the savings are within warehouse, selling and administrative expenses and 15 percent within cost of goods sold. Just over half of these cost savings are being anticipated this year and are primarily within the USA and EMEA segments. Cost savings from these programs will help offset other investments we make in our business and the impact of inflation. These estimated cost savings are based on information currently available to us. There can be no guarantee that all or any of these cost savings will actually be achieved. The actual amount of costs savings, if any, may differ materially from the above estimates. Refer to “Note 6: Redundancy and restructuring” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
The decrease was partially offset by an increase of $3.0 million of additional consulting fees incurred to streamline operations and maximize operating performance. Acquisition and integration expenses increased $1.7 million during the nine months ended September 30, 2016 primarily driven by increased integration activity on prior acquisitions. Stock based compensation increased $1.6 million primarily due to incremental expenses related to awards made in 2016. The remaining $4.0 million increase related to several insignificant components. Foreign currency translation decreased other operating expenses, net by 6.8% or $3.9 million. Refer to “Note 5: Other operating expenses, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Depreciation and amortization
Depreciation expense increased $9.9 million, or 9.5%, to $113.9 million for the nine months ended September 30, 2016. Foreign currency translation decreased depreciation expense by 0.3% or $0.3 million. On a constant currency basis, the increase of $10.2 million, or 9.8%, primarily related accelerated deprecation for facility closures and the reassessment of useful lives of certain internally developed software in conjunction with reevaluating our overall information technology enhancement efforts.
Amortization expense increased $1.5 million, or 2.3%, to $67.8 million for the nine months ended September 30, 2016. Amortization expense decreased 1.7%, or $1.1 million, due to foreign currency translation. On a constant currency basis, the increase of $2.6 million, or 4.0%, was primarily driven by additional intangible assets related to our recent business acquisitions.
Impairment charges
Impairment charges increased $133.9 million, or 100.0%, to $133.9 million for the nine months ended September 30, 2016 primarily due to the impairment of intangible assets and fixed assets. Refer to “Note 13: Impairment charge” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Interest expense
Interest expense decreased $46.3 million, or 27.3%, to $123.5 million for the nine months ended September 30, 2016 primarily due to the June 2015 and July 2015 debt refinancing activity. Foreign currency translation decreased interest expense by 0.5% or $0.9 million.
Loss on extinguishment of debt
Loss on extinguishment of debt decreased $12.1 million, or 100.0%, for the nine months ended September 30, 2016. The $12.1 million loss in the nine months ended September 30, 2015 related to the write off of unamortized debt issuance costs and debt discount related to the payment of the principal balance for our then outstanding senior subordinated notes during June 2015.
Other expense, net
Other expense, net decreased $20.1 million, or 65.0%, to $10.8 million for the nine months ended September 30, 2016. The decrease was primarily driven by debt refinancing costs of $16.5 million and the discontinuance of cash flow hedges of $7.5 million that occurred during the nine months ended September 30, 2015. Refer to “Note 11: Debt” and “Note 15: Derivatives” in Item 1 of this Quarterly Report on Form 10-Q for additional information, respectively.
The decrease was partially offset by foreign currency denominated loan revaluation losses of $13.7 million primarily resulting from the revaluation of the Euro Tranche Term Loan in the nine months ended September 30, 2016 compared to gains of $1.8 million in the nine months ended September 30, 2015. The remaining $11.6 million decrease was related to several insignificant components. Refer to “Note 7: Other (expense) income, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Income tax (benefit) expense
Income tax (benefit) expense decreased $53.2 million from an expense of $14.6 million for the nine months ended September 30, 2015 to a benefit of $38.6 million for the nine months ended September 30, 2016. The decrease is primarily due to a decrease in earnings resulting from an impairment charge, the release of a valuation allowance on certain foreign tax attributes, a decrease in losses incurred in foreign jurisdictions for which a tax benefit may not be recognized, and a decrease in the effect of flow-through entities partially offset by non-deductible interest expense and a decrease in non-taxable interest income.

Segment results

Our Adjusted EBITDA by operating segment and in aggregate is summarized in the following tables:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Elimin- ations(1)	Consolidated
	Nine months ended September 30, 2016
Net sales:
External customers	$3,622.4	$1,018.9	$1,309.8	$310.1	$—	$6,261.2
Inter-segment	73.1	6.1	3.5	—	(82.7)	—
Total net sales	3,695.5	1,025.0	1,313.3	310.1	(82.7)	6,261.2
Cost of goods sold (exclusive of depreciation)	2,900.2	858.2	1,021.2	250.5	(82.7)	4,947.4
Gross profit	795.3	166.8	292.1	59.6	—	1,313.8
Outbound freight and handling	148.2	25.2	41.9	5.5	—	220.8
Warehousing, selling and administrative (operating expenses)	393.0	62.4	160.4	35.1	13.9	664.8
Adjusted EBITDA	$254.1	$79.2	$89.8	$19.0	$(13.9)	$428.2
Other operating expenses, net						29.1
Depreciation						113.9
Amortization						67.8
Impairment charges						133.9
Interest expense, net						120.5
Other expense, net						10.8
Income tax expense						(38.6)
Net loss						$(9.2)

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Elimin- ations(1)	Consolidated
	Nine months ended September 30, 2015
Net sales:
External customers	$4,148.8	$1,118.5	$1,377.0	$371.2	$—	$7,015.5
Inter-segment	83.9	6.3	2.9	0.1	(93.2)	—
Total net sales	4,232.7	1,124.8	1,379.9	371.3	(93.2)	7,015.5
Cost of goods sold (exclusive of depreciation)	3,386.0	955.6	1,086.9	300.9	(93.2)	5,636.2
Gross profit	846.7	169.2	293.0	70.4	—	1,379.3
Outbound freight and handling	165.1	29.8	45.7	6.8	—	247.4
Warehousing, selling and administrative (operating expenses)	375.5	64.9	171.7	39.5	9.8	661.4
Adjusted EBITDA	$306.1	$74.5	$75.6	$24.1	$(9.8)	$470.5
Other operating expenses, net						57.3
Depreciation						104.0
Amortization						66.3
Interest expense, net						165.9
Loss on extinguishment of debt						12.1
Other expense, net						30.9
Income tax expense						14.6
Net income						$19.4

(1)
Other/Eliminations represents the elimination of intersegment transactions as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.

USA.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	1.6%	Acquisitions	2.8%
Reported sales volumes	(5.1)%	Reported sales volumes	(5.1)%
Sales pricing and product mix	(9.2)%	Sales pricing, product costs and other adjustments	(3.8)%
Total	(12.7)%	Total	(6.1)%
External sales in the USA segment were $3,622.4 million, a decrease of $526.4 million, or 12.7%, in the nine months ended September 30, 2016. The increase in external net sales from acquisitions was primarily due to the November 2015 Weavertown, July 2015 Chemical Associates, and March 2016 Bodine acquisitions. The decrease in external net sales from reported sales volumes was primarily due to a reduction in sales of upstream oil and gas products driven by reduced market demand. The decrease in external net sales from changes in sales pricing and product mix was primarily driven by lower average selling prices resulting from market driven deflationary pressures. Gross profit decreased $51.4 million, or 6.1%, to $795.3 million in the nine months ended September 30, 2016. The increase in gross profit from acquisitions was primarily due to the November 2015 Weavertown, March 2016 Bodine, and July 2015 Chemical Associates acquisitions. Gross profit decreased due to changes in sales pricing, product costs and other adjustments primarily due to market deflationary pressures resulting from sluggish industrial demand across several end markets. Gross margin increased from 20.4% in the nine months ended September 30, 2015 to 22.0% during the nine months ended September 30, 2016 primarily due to product mix.
Outbound freight and handling expenses decreased $16.9 million, or 10.2%, to $148.2 million in the nine months ended September 30, 2016 primarily due to lower reported sales volumes, lower diesel fuel costs and productivity improvements. Operating expenses increased $17.5 million, or 4.7%, to $393.0 million in the nine months ended September 30, 2016 primarily driven by $10.7 million of incremental expenses from acquisitions, $5.0 million of lower gains from the medical retiree benefit plan freeze as all gains from accumulated other comprehensive income have now been fully amortized, $3.5 million of incremental bad debt expense, $3.3 million of incremental pension expenses primarily driven by lower expected return on assets, and $3.1 million of higher environmental remediation expense. The increases in operating expenses were partially offset by $5.2 million of lower variable compensation expense driven by lower Adjusted EBITDA as well as revisions to variable compensation arrangements and $3.7 million of lower consulting fees and contract labor expenses driven by tighter cost management. The remaining $0.8 million increase related to several insignificant components. Operating expenses as a percentage of external sales increased from 9.1% in the nine months ended September 30, 2015 to 10.8% in the nine months ended September 30, 2016.
Adjusted EBITDA decreased by $52.0 million, or 17.0%, to $254.1 million in the nine months ended September 30, 2016. Acquisitions contributed $11.2 million of additional Adjusted EBITDA in the nine months ended September 30, 2016. Adjusted EBITDA margin decreased from 7.4% in the nine months ended September 30, 2015 to 7.0% in the nine months ended September 30, 2016 primarily as a result of higher operating expenses as a percentage of sales.
Canada.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	2.4%	Acquisitions	3.9%
Reported sales volumes	(5.0)%	Reported sales volumes	(5.0)%
Sales pricing and product mix	(1.8)%	Sales pricing, product costs and other adjustments	4.6%
Foreign currency translation	(4.5)%	Foreign currency translation	(4.9)%
Total	(8.9)%	Total	(1.4)%
External sales in the Canada segment were $1,018.9 million, a decrease of $99.6 million, or 8.9%, in the nine months ended September 30, 2016. Foreign currency translation decreased external sales dollars as the US dollar strengthened against the Canadian dollar when comparing the nine months ended September 30, 2016 to the nine months ended September 30, 2015. On a constant currency basis, external sales dollars decreased $49.5 million or 4.4%. The increase in external net sales from acquisitions was due to the October 2015 Future/BlueStar and March 2016 Nexus Ag acquisitions. The decrease in external net sales from reported sales volumes was primarily due to lower sales in the oil and gas end market within Western Canada. The decrease in external net sales from changes in sales pricing and product mix was primarily driven by lower average selling prices. Gross profit decreased $2.4 million, or 1.4%, to $166.8 million in the nine months ended September 30, 2016. The increase in gross profit from acquisitions was due to the October 2015 Future/BlueStar and March 2016 Nexus Ag acquisitions. Gross profit increased due to changes in sales pricing, product costs and other adjustments primarily due to increased gross margins across several end markets as well as a shift in product mix towards higher margin products and services during the nine months ended September 30, 2016. Gross margin increased from 15.1% in the nine months ended September 30, 2015 to 16.4% in the nine months ended September 30, 2016.
Outbound freight and handling expenses decreased $4.6 million, or 15.4%, to $25.2 million primarily due to lower reported sales volumes, cost efficiencies and foreign currency translation. Operating expenses decreased by $2.5 million, or 3.9%, to $62.4 million in the nine months ended September 30, 2016, and increased as a percentage of external sales from 5.8% in the nine months ended September 30, 2015 to 6.1% in the nine months ended September 30, 2016. Foreign currency translation decreased operating expenses by 4.8% or $3.1 million. On a constant currency basis, operating expenses increased $0.6 million, or 0.9%, primarily due to increased personnel expenses of $4.7 million driven by annual compensation increases and $2.7 million of incremental expenses from acquisitions. The increase in operating expense was partially offset by lower pension expense of $3.3 million resulting from the soft freeze of the Canadian pension plan. The remaining $3.5 million decrease related to several insignificant components.
Adjusted EBITDA increased by $4.7 million, or 6.3%, to $79.2 million in the nine months ended September 30, 2016. Foreign currency translation decreased Adjusted EBITDA by 5.2% or $3.9 million. On a constant currency basis, Adjusted EBITDA increased $8.6 million, or 11.5%, primarily due to decreased cost of sales generating increased gross profit and decreased outbound freight and handling expenses. Acquisitions contributed $3.0 million of additional Adjusted EBITDA in the nine months ended September 30, 2016. Adjusted EBITDA margin increased from 6.7% in the nine months ended September 30, 2015 to 7.8% in the nine months ended September 30, 2016 primarily as a result of improved gross margin and lower outbound freight and handling expenses.

EMEA.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	0.1%	Acquisitions	0.1%
Reported sales volumes	(0.6)%	Reported sales volumes	(0.6)%
Sales pricing and product mix	(3.3)%	Sales pricing, product costs and other adjustments	1.2%
Foreign currency translation	(1.1)%	Foreign currency translation	(1.0)%
Total	(4.9)%	Total	(0.3)%
External sales in the EMEA segment were $1,309.8 million, a decrease of 67.2 million, or 4.9%, in the nine months ended September 30, 2016. The increase in external net sales from acquisitions was due to the December 2015 acquisition of Polymer Technology Limited. The decrease in external net sales from reported sales volumes was primarily due to the continuing impacts of our previously implemented restructuring programs partially offset by increases due to no longer experiencing the tight market conditions related to caustic soda which existed in the nine months ended September 30, 2015. The decrease in external net sales from changes in sales pricing and product mix was primarily driven by lower pricing on products linked to oil prices. Foreign currency translation decreased external sales dollars primarily resulting from the US dollar strengthening against the British pound, partially offset by the US dollar weakening against the euro, when comparing the nine months ended September 30, 2016 to the nine months ended September 30, 2015. Gross profit decreased $0.9 million, or 0.3%, to $292.1 million in the nine months ended September 30, 2016. Gross profit increased due to changes in sales pricing, product costs and other adjustments primarily due to increased sales of higher margin pharmaceutical finished goods as well as the continued impacts of our product mix enrichment strategy. Gross margin increased from 21.3% in the nine months ended September 30, 2015 to 22.3% in the nine months ended September 30, 2016 primarily due to the factors impacting gross profit discussed above.
Outbound freight and handling expenses decreased $3.8 million, or 8.3%, to $41.9 million primarily due to lower reported sales volumes and reduced common carrier costs. Operating expenses decreased $11.3 million, or 6.6%, to $160.4 million in the nine months ended September 30, 2016, and decreased as a percentage of external sales from 12.5% in the nine months ended September 30, 2015 to 12.2% in the nine months ended September 30, 2016. Foreign currency translation decreased operating expenses by 0.1% or $0.1 million. On a constant currency basis, operating expenses decreased $11.2 million, or 6.5%, which was primarily related to lower personnel expenses of $2.6 million primarily driven by lower variable compensation expense, lower bad debt expenses of $1.1 million driven by receiving payments on previously reserved aged receivables, and lower lease expense of $0.9 million due to certain operating leases being replaced by capital leases. The remaining $6.6 million decrease related to several insignificant components.
Adjusted EBITDA increased by $14.2 million, or 18.8%, to $89.8 million in the nine months ended September 30, 2016. Foreign currency translation decreased Adjusted EBITDA by 3.3% or $2.5 million. On a constant currency basis, Adjusted EBITDA increased $16.7 million, or 22.1%, primarily due to sales of pharmaceutical finished goods contributing approximately 68% of the increase as well as continuing to benefit from reductions in operating expenses resulting from our previous restructuring activities. Sales of pharmaceutical finished goods represent approximately 25% of Adjusted EBITDA for the nine months ended September 30, 2016. Adjusted EBITDA margin increased from 5.5% in the nine months ended September 30, 2015 to 6.9% in the nine months ended September 30, 2016 primarily as a result of reductions in operating expenses and decreased outbound freight and handling expenses.
Rest of World.

Net sales percentage change due to:		Gross profit percentage change due to:
Reported sales volumes	(4.9)%	Reported sales volumes	(4.9)%
Sales pricing and product mix	0.1%	Sales pricing, product costs and other adjustments	1.8%
Foreign currency translation	(11.7)%	Foreign currency translation	(12.2)%
Total	(16.5)%	Total	(15.3)%
External sales in the Rest of World segment were $310.1 million, a decrease of 61.1 million, or 16.5%, in the nine months ended September 30, 2016. Foreign currency translation decreased external sales dollars primarily due to the stronger US dollar position in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 against the Mexican peso, partially offset by the US dollar weakening against the Brazilian real. The decrease in external net sales from reported sales volumes was primarily due to decreases in the Asia Pacific region partially offset by increases in Mexico and Brazil resulting from market penetration. The increase in external net sales from changes in sales pricing and product mix was primarily due to changes in product mix. Gross profit decreased $10.8 million, or 15.3%, to $59.6 million in the nine months ended September 30, 2016. Gross profit increased due to a shift in product mix towards higher margin products and services. Gross margin increased from 19.0% in the nine months ended September 30, 2015 to 19.2% in the nine months ended September 30, 2016 primarily due to the factors impacting gross profit discussed above.
Outbound freight and handling expenses decreased $1.3 million, or 19.1%, to $5.5 million in the nine months ended September 30, 2016. Foreign currency translation decreased outbound freight and handling expenses by 11.8% or $0.8 million. On a constant currency basis, outbound freight and handling expenses decreased $0.5 million or 7.4%, which was primarily due to lower volumes as well as synergies resulting from the consolidation of warehouses from the D’Altomare acquisition. Operating expenses decreased $4.4 million, or 11.1%, to $35.1 million in the nine months ended September 30, 2016 and increased as a percentage of external sales from 10.6% in the nine months ended September 30, 2015 to 11.3% in the nine months ended September 30, 2016. Foreign currency translation decreased operating expenses by 12.2% or $4.8 million. On constant currency basis, operating expenses increased $0.4 million, or 1.0%, which related to several insignificant components.
Adjusted EBITDA decreased by $5.1 million, or 21.2%, to $19.0 million in the nine months ended September 30, 2016. Foreign currency translation decreased Adjusted EBITDA by 12.4% or $3.0 million. On a constant currency basis, Adjusted EBITDA decreased $2.1 million, or 8.7%, primarily due to decreased gross profit. Adjusted EBITDA margin decreased from 6.5% in the nine months ended September 30, 2015 to 6.1% in the nine months ended September 30, 2016 primarily as a result of higher operating expenses as a percentage of sales.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from our operations as well as borrowings under our credit facilities. As of September 30, 2016, we had $537.9 million available under our credit facilities.
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
Cash Flows
The following table presents a summary of our cash flow activity for the periods set forth below:

	Nine months ended
	September 30, 2016	September 30, 2015
Net cash provided by operating activities	$224.2	$191.2
Net cash used by investing activities	(118.2)	(153.1)
Net cash used by financing activities	(46.6)	(14.2)
Cash Provided by Operating Activities
Cash provided by operating activities increased $33.0 million from $191.2 million for the nine months ended September 30, 2015 to $224.2 million for the nine months ended September 30, 2016.
The increase in cash provided by operating activities was primarily due to a $56.4 million increase in net income exclusive of non-cash items in the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. Refer to “Results of Operations” above for additional information.
The increase in cash provided by operating activities was also due to a $29.0 million increase from changes in prepaid expenses and other current assets which primarily consisted of a $24.6 million increase from the change in income tax receivable.

Another factor contributing to the increase in cash flow from operations was a $19.5 million reduction in contributions made to pensions and other postretirement benefit liabilities in the nine months ended September 30, 2016.
The above increases were partially offset by a $31.9 million decrease in trade working capital, which includes trade accounts receivables, net, inventories and trade accounts payable. The reduction in cash flows from changes in trade working capital is largely attributable to increases in trade receivables during the nine months ended September 30, 2016 compared to the prior nine months ended September 30, 2015 primarily driven by a more typical trend of increasing sales during the nine months ended September 30, 2016 compared to more deflationary sales trends during the nine months ended September 30, 2015. Also contributing to the decrease offsetting the increase in cash provided by operating activities is a $40.0 million decrease in other, net, which is primarily attributable to reductions in other accrued expenses primarily driven by reductions in customer deposits within our Canadian agricultural business driven by the strong agricultural season and increases in other assets.
Cash Used by Investing Activities
Cash used by investing activities decreased $34.9 million from $153.1 million for the nine months ended September 30, 2015 to $118.2 million for the nine months ended September 30, 2016. The decrease is primarily related to lower spending on capital expenditures of $37.4 million. The reduction was driven by higher capital expenditures during the nine months ended September 30, 2015 resulting from several significant facility expansion projects as well as software support efficiency projects that were completed within the year ended December 31, 2015.
The decrease in cash used by investing activities was partially offset by increased cash outflows for purchases of businesses, net of cash acquired of $4.2 million primarily driven by the March 2016 acquisitions of Bodine and Nexus AG, which was partially offset by the July 2015 Chemical Associates, Inc. and April 2015 Key Chemical, Inc acquisitions.
The remaining decrease in cash used by investing activities of $1.7 million did not contain any significant activity.
Cash Used by Financing Activities
Cash used by financing activities increased $32.4 million from $14.2 million for the nine months ended September 30, 2015 to $46.6 million for the nine months ended September 30, 2016.
The increase in cash used by financing activities was primarily due to the prior year closing of our IPO and a concurrent private placement of our equity during the nine months ended September 30, 2015. The proceeds, net of fees, related to the IPO and concurrent private placement of our equity were $763.6 million. Also contributing to the increase in cash used by financing activities are long-term debt payments; inclusive of the Term B Loan, NA ABL Facility, Euro Tranche Term Loan, and capital lease obligation; of $40.6 million during the nine months ended September 30, 2016.
The increase in cash used by financing activities was partially offset by the June and July 2015 debt refinancing activities that reduced the outstanding debt by $731.3 million during the nine months ended September 30, 2015. Financing fees paid decreased by $28.7 million due to the July 2015 debt refinancing activity during the nine months ended September 30, 2015. Short-term financing, net decreased by $4.9 million due to higher payments during the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2016.
The remaining decrease in cash used by financing activities of $6.9 million did not contain any significant activity.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2016 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	Interactive Data File
_______________________

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univar Inc. (Registrant)

By:	/s/ Stephen D. Newlin
Stephen D. Newlin President, Chief Executive Officer
Date: November 4, 2016

By:	/s/ Carl J. Lukach
Carl J. Lukach Executive Vice President, Chief Financial Officer
Date: November 4, 2016