Form 10-Q
period 2017-03-31
Univar Inc.
filed 2017-05-05
CIK 1494319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 25, 2017, 140,195,890 shares of the registrant’s common stock, $0.01 par value, were outstanding.

Univar Inc.
Form 10-Q
For the quarterly period ended March 31, 2017

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

Univar Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

		Three months ended March 31,
(in millions, except per share data)	Note	2017	2016
Net sales		$1,998.8	$1,999.0
Cost of goods sold		1,559.4	1,568.7
Gross profit		$439.4	$430.3
Operating expenses:
Outbound freight and handling		71.0	71.3
Warehousing, selling and administrative		226.1	224.9
Other operating expenses, net	4	19.8	5.5
Depreciation		35.9	33.5
Amortization		16.7	22.0
Total operating expenses		$369.5	$357.2
Operating income		$69.9	$73.1
Other (expense) income:
Interest income		0.9	0.9
Interest expense		(36.7)	(41.5)
Loss on extinguishment of debt		(0.8)	—
Other expense, net	6	(9.1)	(13.4)
Total other expense		$(45.7)	$(54.0)
Income before income taxes		24.2	19.1
Income tax expense	7	1.6	5.1
Net income		$22.6	$14.0
Income per common share:
Basic	8	$0.16	$0.10
Diluted	8	0.16	0.10
Weighted average common shares outstanding:
Basic	8	139.4	137.6
Diluted	8	140.8	137.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

		Three months ended March 31,
(in millions)	Note	2017	2016
Net income		$22.6	$14.0
Foreign currency translation	9	18.2	69.1
Pension and other postretirement benefit adjustment	9	—	(1.8)
Total other comprehensive income, net of tax		$18.2	$67.3
Comprehensive income		$40.8	$81.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	Note	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents		$300.6	$336.4
Trade accounts receivable, net		1,102.1	950.3
Inventories		829.9	756.6
Prepaid expenses and other current assets		155.8	134.8
Total current assets		$2,388.4	$2,178.1
Property, plant and equipment, net	11	1,011.2	1,019.5
Goodwill		1,789.4	1,784.4
Intangible assets, net	11	325.0	339.2
Deferred tax assets		29.1	18.2
Other assets		52.9	50.5
Total assets		$5,596.0	$5,389.9
Liabilities and stockholders’ equity
Current liabilities:
Short-term financing	10	$21.3	$25.3
Trade accounts payable		931.6	852.3
Current portion of long-term debt	10	116.1	109.0
Accrued compensation		79.8	65.6
Other accrued expenses		272.1	287.3
Total current liabilities		$1,420.9	$1,339.5
Long-term debt	10	2,905.7	2,845.0
Pension and other postretirement benefit liabilities		266.8	268.6
Deferred tax liabilities		24.9	17.2
Other long-term liabilities		102.6	109.7
Total liabilities		$4,720.9	$4,580.0
Stockholders’ equity:
Preferred stock, 200.0 million shares authorized at $0.01 par value with no shares issued or outstanding as of March 31, 2017 and December 31, 2016		—	—
Common stock, 2.0 billion shares authorized at $0.01 par value with 140.2 million and 138.8 million shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively		1.4	1.4
Additional paid-in capital		2,276.7	2,251.8
Accumulated deficit		(1,031.3)	(1,053.4)
Accumulated other comprehensive loss	9	(371.7)	(389.9)
Total stockholders’ equity		$875.1	$809.9
Total liabilities and stockholders’ equity		$5,596.0	$5,389.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

		Three months ended March 31,
(in millions)	Note	2017	2016
Operating activities:
Net income		$22.6	$14.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		52.6	55.5
Amortization of deferred financing fees and debt discount		2.0	2.0
Amortization of pension credit from accumulated other comprehensive loss	9	—	(3.0)
Loss on extinguishment of debt		0.8	—
Deferred income taxes		(3.3)	(6.9)
Stock-based compensation expense	4	6.4	2.2
Other		0.5	(0.3)
Changes in operating assets and liabilities:
Trade accounts receivable, net		(142.4)	(84.8)
Inventories		(66.4)	(95.1)
Prepaid expenses and other current assets		(18.9)	19.9
Trade accounts payable		79.9	181.0
Pensions and other postretirement benefit liabilities		(9.0)	(10.0)
Other, net		(5.1)	(9.8)
Net cash (used) provided by operating activities		$(80.3)	$64.7
Investing activities:
Purchases of property, plant and equipment		(20.9)	(23.5)
Purchases of businesses, net of cash acquired	14	(0.5)	(53.3)
Other		(0.3)	(0.4)
Net cash used by investing activities		$(21.7)	$(77.2)
Financing activities:
Proceeds from issuance of long-term debt	10	2,264.0	37.5
Payments on long-term debt and capital lease obligations	10	(2,211.5)	(9.4)
Short-term financing, net	10	(5.2)	(10.4)
Financing fees paid		(4.4)	—
Shares repurchased		(6.0)	—
Stock option exercises		23.8	0.1
Net cash provided by financing activities		$60.7	$17.8
Effect of exchange rate changes on cash and cash equivalents		$5.5	$28.7
Net (decrease) increase in cash and cash equivalents		(35.8)	34.0
Cash and cash equivalents at beginning of period		336.4	188.1
Cash and cash equivalents at end of period		$300.6	$222.1
Supplemental disclosure of cash flow information:
Non-cash activities:
Additions of property, plant and equipment included in trade accounts payable and other accrued expenses		$6.7	$6.6
Additions of property, plant and equipment under a capital lease obligation		9.8	2.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

(in millions)	Common stock (shares)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance, December 31, 2015	138.0	$1.4	$2,224.7	$(985.0)	$(424.4)	$816.7
Net loss	—	—	—	(68.4)	—	(68.4)
Foreign currency translation adjustment, net of tax $23.9	—	—	—	—	36.3	36.3
Pension and other postretirement benefits adjustment, net of tax $1.5	—	—	—	—	(1.8)	(1.8)
Stock option exercises	0.8	—	16.9	—	—	16.9
Stock-based compensation	—	—	10.4	—	—	10.4
Other			(0.2)	—	—	(0.2)
Balance, December 31, 2016	138.8	$1.4	$2,251.8	$(1,053.4)	$(389.9)	$809.9
Impact due to adoption of ASU, net of tax $0.2(1)	—	—	0.7	(0.5)	—	0.2
Net income	—	—	—	22.6	—	22.6
Foreign currency translation adjustment	—	—	—	—	18.2	18.2
Share repurchases	(0.2)	—	(6.0)	—	—	(6.0)
Stock option exercises	1.1	—	23.8	—	—	23.8
Stock-based compensation	0.5	—	6.4	—	—	6.4
Balance, March 31, 2017	140.2	$1.4	$2,276.7	$(1,031.3)	$(371.7)	$875.1

(1)	Adjusted due to the adoption of ASU 2016-09 on January 1, 2017.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Notes to Condensed Consolidated Financial Statements
As of March 31, 2017 and
For the Three Month Periods Ended March 31, 2017 and 2016
(Unaudited)

1.	Nature of operations
Headquartered in Downers Grove, Illinois, Univar Inc. (“the Company” or “Univar”) is a leading global chemicals and ingredients distributor and provider of specialty chemicals. The Company’s operations are structured into four operating segments that represent the geographic areas under which the Company manages its business:

•	Univar USA (“USA”)

•	Univar Canada (“Canada”)

•	Univar Europe, the Middle East and Africa (“EMEA”)

•	Rest of World (“Rest of World”)
Rest of World includes certain developing businesses in Latin America (including Brazil and Mexico) and the Asia-Pacific region.

2.	Significant accounting policies
Basis of presentation
The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) as applicable to interim financial reporting. Unless otherwise indicated, all financial data presented in these condensed consolidated financial statements are expressed in US dollars. These condensed consolidated financial statements, in the Company’s opinion, include all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, comprehensive income, cash flows and changes in stockholders’ equity. The results of operations for the periods presented are not necessarily indicative of the operating results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. Subsidiaries are consolidated if the Company has a controlling financial interest, which may exist based on ownership of a majority of the voting interest, or based on the Company’s determination that it is the primary beneficiary of a variable interest entity (“VIE”) or if otherwise required by US GAAP. The Company did not have any material interests in VIEs during the periods presented in these condensed consolidated financial statements. All intercompany balances and transactions are eliminated in consolidation.
The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ materially from these estimates.
Recently issued and adopted accounting pronouncements
In March 2016, the FASB issued ASU 2016-09 “Compensation – Stock Compensation” (Topic 718) – “Improvement to Employee Share-Based Payment Accounting.” The core principal of the guidance is to simplify several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within such fiscal years. The guidance is to be applied using a modified retrospective method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The Company has elected to adopt the ASU as of January 1, 2017 which resulted in an increase of $0.5 million, net of tax $0.2 million in accumulated deficit and the offset of $0.7 million is recorded in additional paid-in capital within condensed consolidated balance sheet and statements of changes in stockholders' equity.
In October 2016, the FASB issued ASU 2016-17 “Consolidation” (Topic 810) - “Interest Held through Related Parties That Are under Common Control.” The core principle of the guidance is to provide amendments to the current consolidation guidance. The revised consolidation guidance modifies how a reporting entity that is a single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company has elected to adopt the ASU as of January 1, 2017 and the ASU is applied retrospectively to all relevant prior periods beginning with the fiscal year in which the amendments in ASU 2015-02 were applied. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.
Accounting pronouncements issued and not yet adopted
In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” This new revenue standard creates a single source of revenue guidance for all companies in all industries and is more principles-based than the current revenue guidance. The standard will be effective for public entities for interim and annual reporting periods beginning after December 15, 2017. The new guidance must be adopted using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the modified retrospective method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity, and disclose all line items in the year of adoption as if they were prepared under the old revenue guidance. The core principle of the guidance is that “an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In achieving this objective, an entity must perform five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations of the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. In addition, the standard requires additional new disclosures of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.
The Company anticipates using the modified retrospective approach in implementing the new revenue standard. The Company has established a project team who has completed a review of revenue streams and customer contracts to identify and evaluate the potential impacts of the provisions of ASC 606. The Company is currently accumulating information that will be necessary for implementation disclosures and assessing the impact the adoption of ASU 2014-09 will have on its consolidated financial statements and related disclosures. Based on an early assessment, the Company may make changes to its estimation processes related to arrangements that involve, among other items, potential returns of unused chemical products, as well as revenue deferral to the extent the sales price is not considered determinable. These changes could impact the timing of revenue. The Company is in the process of identifying and implementing changes to processes and controls to meet the ASU’s updated reporting and disclosure requirements and continues to update its assessment of the impact of the ASU. The Company will continue its evaluation of this new guidance through the date of adoption.
In March 2017, the FASB issued ASU 2017-07 “Compensation - Retirement Benefits” (Topic 715) - “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The ASU requires entities to disaggregate the service cost component from the other components of net periodic benefit costs and present it with other current compensation costs for related employees in the income statement, and present the other component elsewhere in the income statement and outside of income from operations if that subtotal is presented. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. The standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within such fiscal years. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The guidance is to be applied retrospectively for all periods presented. The Company is evaluating the impact of the ASU on its consolidated financial statements.

3.	Employee benefit plans
The following table summarizes the components of net periodic benefit recognized in the condensed consolidated statements of operations:

	Defined Benefit Pension Plans
	Domestic		Foreign
	Three months ended March 31,		Three months ended March 31,
(in millions)	2017	2016	2017	2016
Service cost	$—	$—	$0.6	$0.6
Interest cost	7.7	8.0	3.9	4.7
Expected return on plan assets	(7.7)	(8.1)	(6.3)	(7.4)
Net periodic benefit	$—	$(0.1)	$(1.8)	$(2.1)

	Other Postretirement Benefits
	Three months ended March 31,
(in millions)	2017	2016
Service cost	$—	$—
Interest cost	—	0.1
Prior service credits	—	(3.0)
Net periodic benefit	$—	$(2.9)

4.	Other operating expenses, net
Other operating expenses, net consisted of the following activity:

	Three months ended March 31,
(in millions)	2017	2016
Acquisition and integration related expenses	$0.2	$1.9
Stock-based compensation expense	6.4	2.2
Restructuring charges	1.7	1.0
Business transformation costs	9.1	—
Other	2.4	0.4
Total other operating expenses, net	$19.8	$5.5

5.	Restructuring charges
Restructuring charges relate to the implementation of several regional strategic initiatives aimed at streamlining the Company’s cost structure and improving its operations. These actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. The following table presents cost information related to restructuring plans that have not been completed as of March 31, 2017 and does not contain any estimates for plans that may be developed and implemented in future periods.

(in millions)	USA	Canada	EMEA	ROW	Other	Total
Anticipated total costs
Employee termination costs	$16.8	$5.4	$21.6	$4.4	$5.9	$54.1
Facility exit costs	23.6	—	3.5	0.2	—	27.3
Other exit costs	1.7	—	6.8	—	0.8	9.3
Total	$42.1	$5.4	$31.9	$4.6	$6.7	$90.7

Incurred to date costs
Inception of plans through March 31, 2017
Employee termination costs	$16.8	$5.4	$21.6	$4.4	$5.9	$54.1
Facility exit costs	21.0	—	3.5	0.2	—	24.7
Other exit costs	1.7	—	6.8	—	0.8	9.3
Total	$39.5	$5.4	$31.9	$4.6	$6.7	$88.1

Inception of plans through December 31, 2016
Employee termination costs	$16.8	$5.2	$21.6	$4.4	$5.8	$53.8
Facility exit costs	19.6	—	3.5	0.2	—	23.3
Other exit costs	1.7	—	6.8	—	0.8	9.3
Total	$38.1	$5.2	$31.9	$4.6	$6.6	$86.4
The following table summarizes activity related to accrued liabilities associated with restructuring:

(in millions)	January 1, 2017	Charge to earnings	Cash paid	Non-cash and other	March 31, 2017
Employee termination costs	$6.9	$0.3	$(2.2)	$0.1	$5.1
Facility exit costs	13.2	1.4	(1.6)	—	13.0
Other exit costs	—	—	—	—	—
Total	$20.1	$1.7	$(3.8)	$0.1	$18.1

(in millions)	January 1, 2016	Charge to earnings	Cash paid	Non-cash and other	December 31, 2016
Employee termination costs	$31.0	$0.4	$(24.5)	$—	$6.9
Facility exit costs	15.5	6.0	(8.3)	—	13.2
Other exit costs	0.1	0.1	(0.2)	—	—
Total	$46.6	$6.5	$(33.0)	$—	$20.1

Restructuring liabilities of $8.5 million and $10.1 million were classified as current in other accrued expenses in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively. The long-term portion of restructuring liabilities of $9.6 million and $10.0 million were recorded in other long-term liabilities in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively, and primarily consists of facility exit costs that are expected to be paid within the next four years.
While the Company believes the recorded restructuring liabilities are adequate, revisions to current estimates may be recorded in future periods based on new information as it becomes available.

6.	Other (expense) income, net
Other (expense) income, net consisted of the following gains (losses):

	Three months ended March 31,
(in millions)	2017	2016
Foreign currency transactions	$(2.1)	$(2.7)
Foreign currency denominated loans revaluation	(3.0)	(14.7)
Undesignated foreign currency derivative instruments (1)	1.0	1.9
Undesignated interest rate swap contracts (1)	—	0.7
Debt amendment costs (2)	(4.2)	—
Other	(0.8)	1.4
Total other expense, net	$(9.1)	$(13.4)

(1)	Refer to “Note 13: Derivatives” for more information.

(2)	Refer to “Note 10: Debt” for more information.

7.	Income taxes
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
The income tax expense for the three months ended March 31, 2017 was $1.6 million, resulting in an effective tax rate of 6.6%. The Company’s effective tax rate for the three months ended March 31, 2017 was lower than the US federal statutory rate of 35.0% primarily due to the mix of earnings in multiple jurisdictions, non-taxable interest income and the release of a valuation allowance on certain foreign tax attributes. Included in the $1.6 million expense for March 31, 2017 was a $2.2 million benefit related to excess tax benefits from equity compensation now reported as a discrete item on the quarter due to the Company's adoption of ASU 2016-09.
The income tax expense for the three months ended March 31, 2016 was $5.1 million, resulting in an effective tax rate of 26.7%. The Company’s effective tax rate for three months ended March 31, 2016 was lower than the US federal statutory rate primarily due to the rate of realization of actual to forecasted earnings and losses, the interim accounting treatment of year to date losses incurred in foreign jurisdictions for which a tax benefit may not be recognized, and the mix of earnings in multiple jurisdictions.
Canadian General Anti-Avoidance Rule matters
In 2007, the outstanding shares of Univar N.V., the ultimate public company parent of the Univar group at that time, were acquired by investment funds advised by CVC. To facilitate the acquisition and leveraged financing of Univar N.V. by CVC, a restructuring of some of the companies in the Univar group, including its Canadian operating company, was completed (the “Restructuring”). In February 2013, the Canada Revenue Agency (“CRA”) issued a Notice of Assessment, asserting the General Anti-Avoidance Rule (“GAAR”) against the Company’s subsidiary Univar Holdco Canada ULC (“Univar Holdco”) for withholding tax of $29.4 million (Canadian), relating to this Restructuring. Univar Holdco appealed the assessment, and the matter was litigated in the Tax Court of Canada in June 2015. On June 22, 2016, the Tax Court of Canada issued its judgment in favor of the CRA. The Company subsequently appealed the judgment and a trial date has been set at the Federal Court of Canada for May 10, 2017. A $52.1 million (Canadian) Letter of Credit, covering the initial assessment of $29.4 million (Canadian) and interest of $22.7 million (Canadian), has been issued with respect to this assessment.
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

In September 2016, the CRA notified the Company that it agreed to accept security on the above reassessed federal amounts in the form of a Letter of Credit and subsequently the Company requested that it refrain from further collection efforts related to this assessment until the outcome of the appeal of the GAAR matter is concluded. The CRA denied the Company's request, and the Company initiated a review of the matter at the Canadian Federal Court in January 2017. The Company subsequently withdrew its request and agreed to submit security upon formal request.
At March 31, 2017, the total Canadian federal and provincial tax liability assessed related to these matters, inclusive of interest of $40.1 million (Canadian), is $113.2 million (Canadian). The Company has not recorded any liabilities for these matters in its financial statements, as it believes it is more likely than not that the ruling will be reversed on appeal and the Company’s position will be sustained.

8.	Earnings per share
The following table presents the basic and diluted earnings per share computations:

	Three months ended March 31,
(in millions, except per share data)	2017	2016
Basic:
Net income	$22.6	$14.0
Weighted average common shares outstanding	139.4	137.6
Basic income per common share	$0.16	$0.10
Diluted:
Net income	$22.6	$14.0
Weighted average common shares outstanding	139.4	137.6
Effect of dilutive securities: Stock compensation plans (1)	1.4	0.2
Weighted average common shares outstanding – diluted	140.8	137.8
Diluted income per common share	$0.16	$0.10

(1)
Stock options to purchase 0.6 million and 4.5 million shares of common stock were outstanding during the three months ended March 31, 2017 and 2016, respectively, but were not included in the calculation of diluted income per share as the impact of these stock options would have been anti-dilutive.

9.	Accumulated other comprehensive loss
The following tables present the changes in accumulated other comprehensive loss by component, net of tax:

(in millions)	Defined benefit pension items	Currency translation items	Total
Balance as of December 31, 2016	$1.2	$(391.1)	$(389.9)
Other comprehensive income before reclassifications	—	18.2	18.2
Net current period other comprehensive income	$—	$18.2	$18.2
Balance as of March 31, 2017	$1.2	$(372.9)	$(371.7)

Balance as of December 31, 2015	$3.0	$(427.4)	$(424.4)
Other comprehensive income before reclassifications	—	69.1	69.1
Amounts reclassified from accumulated other comprehensive loss	(1.8)	—	(1.8)
Net current period other comprehensive (loss) income	$(1.8)	$69.1	$67.3
Balance as of March 31, 2016	$1.2	$(358.3)	$(357.1)

The following is a summary of the amounts reclassified from accumulated other comprehensive loss to net income:

	Three months ended March 31,
(in millions)	2017 (1)	2016 (1)	Location of impact on statement of operations
Amortization of defined benefit pension items:
Prior service credits	$—	$(3.0)	Warehousing, selling and administrative
Tax expense	—	1.2	Income tax expense
Net of tax	$—	$(1.8)
Total reclassifications for the period	$—	$(1.8)

(1)	Amounts in parentheses indicate credits to net income in the condensed consolidated statement of operations.
Refer to “Note 3: Employee benefit plans” for additional information regarding the amortization of defined benefit pension items and “Note 13: Derivatives” for cash flow hedging activity.
Foreign currency gains and losses relating to intercompany borrowings that are considered a part of the Company’s investment in a foreign subsidiary are reflected in accumulated other comprehensive loss. Total foreign currency gains and losses related to such intercompany borrowings were $0.5 million in gains and $4.5 million in losses for the three month periods ended March 31, 2017 and 2016, respectively.

10.	Debt
Short-term financing
Short-term financing consisted of the following:

(in millions)	March 31, 2017	December 31, 2016
Amounts drawn under credit facilities	$11.0	$12.1
Bank overdrafts	10.3	13.2
Total short-term financing	$21.3	$25.3
As of March 31, 2017 and December 31, 2016, the Company had $176.1 million and $175.3 million in outstanding letters of credit and guarantees, respectively.

Long-term debt
Long-term debt consisted of the following:

(in millions)	March 31, 2017	December 31, 2016
Senior Term Loan Facilities:
Term B Loan Due 2022, variable interest rate of 3.73% and 4.25% at March 31, 2017 and December 31, 2016, respectively	$2,194.5	$2,024.4
Euro Tranche Term Loan Due 2022, variable interest rate of 4.25% at March 31, 2017 and December 31, 2016	87.5	259.9
Asset Backed Loan (ABL) Facilities:
North American ABL Facility Due 2020, variable interest rate of 2.63% and 4.25% at March 31, 2017 and December 31, 2016, respectively	232.5	152.0
North American ABL Term Loan Due 2018, variable interest rate of 3.90% and 3.75% at March 31, 2017 and December 31, 2016, respectively	66.7	83.3
Senior Unsecured Notes:
Senior Unsecured Notes due 2023, fixed interest rate of 6.75% at March 31, 2017 and December 31, 2016	399.5	399.5
Capital lease obligations	67.7	63.4
Total long-term debt before discount	$3,048.4	$2,982.5
Less: unamortized debt issuance costs and discount on debt	(26.6)	(28.5)
Total long-term debt	$3,021.8	$2,954.0
Less: current maturities	(116.1)	(109.0)
Total long-term debt, excluding current maturities	$2,905.7	$2,845.0

The weighted average interest rate on long-term debt was 4.35% and 4.84% as of March 31, 2017 and December 31, 2016, respectively.
On January 19, 2017, Univar USA Inc. entered into an amended Term B loan agreement which replaced the existing US dollar denominated loans with new US dollar denominated loans in aggregate of $2.2 billion. The amendment also reduced the interest rate credit spread on the US dollar denominated loans by 50 basis points from 3.25% to 2.75% and removed the 1.00% LIBOR floor. The additional proceeds of $175.6 million received from the US dollar denominated loans were used to prepay a portion of the existing Euro denominated Term B Loans.
As a result of this debt amendment, the Company recognized debt refinancing costs of $4.2 million in other (expense) income, net in the condensed consolidated statements of operations during the three months ended March 31, 2017. Refer to “Note 6: Other (expense) income, net” for further information. In addition, the Company recognized a loss on extinguishment of debt of $0.8 million in the three months ended March 31, 2017.

11.	Supplemental balance sheet information
Property, plant and equipment, net

(in millions)	March 31, 2017	December 31, 2016
Property, plant and equipment, at cost	$1,856.2	$1,831.0
Less: accumulated depreciation	(845.0)	(811.5)
Property, plant and equipment, net	$1,011.2	$1,019.5
Capital lease assets, net
Included within property, plant and equipment, net are assets related to capital leases where the Company is the lessee. The below table summarizes the cost and accumulated depreciation related to these assets:

(in millions)	March 31, 2017	December 31, 2016
Capital lease assets, at cost	$84.4	$76.5
Less: accumulated depreciation	(17.7)	(14.5)
Capital lease assets, net	$66.7	$62.0
Intangible assets, net
The gross carrying amounts and accumulated amortization of the Company’s intangible assets were as follows:

	March 31, 2017			December 31, 2016
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships	$835.5	$(532.5)	$303.0	$826.2	$(514.3)	$311.9
Other	174.1	(152.1)	22.0	178.2	(150.9)	27.3
Total intangible assets	$1,009.6	$(684.6)	$325.0	$1,004.4	$(665.2)	$339.2
Other intangible assets consist of intellectual property trademarks, trade names, supplier relationships, non-compete agreements and exclusive distribution rights.
Other accrued expenses
Other accrued expenses that were greater than five percent of total current liabilities consisted of customer prepayments and deposits, which were $91.8 million and $84.6 million as of March 31, 2017 and December 31, 2016, respectively.

12.	Fair value measurements
Items measured at fair value on a recurring basis
The following table presents the Company’s assets and liabilities measured on a gross basis:

	Level 2		Level 3
(in millions)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Financial current assets:
Forward currency contracts	$0.4	$0.5	$—	$—
Financial noncurrent assets:
Interest rate swap contracts	7.7	9.8	—	—
Financial current liabilities:
Forward currency contracts	1.1	0.3	—	—
Interest rate swap contracts	4.8	5.6	—	—
Contingent consideration	—	—	1.2	1.6
Noncurrent liabilities:
Contingent consideration	—	—	1.2	5.9
The net amounts relating to forward currency contracts included in prepaid and other current assets were $0.2 million and $0.5 million and included in other accrued expenses were $0.9 million and $0.3 million as of March 31, 2017 and December 31, 2016, respectively.
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

(in millions)	Contingent consideration
Fair value as of December 31, 2016	$7.5
Fair value adjustments	(1.0)
Payments	(3.2)
Gain on settlement	(0.9)
Fair value as of March 31, 2017	$2.4
The change in the fair value and payments related to the contingent consideration are recorded in the other, net line item of the operating activities within the condensed consolidated statement of cash flows.
Financial instruments not carried at fair value
The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	March 31, 2017		December 31, 2016
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt including current portion (Level 2)	$3,021.8	$3,073.2	$2,954.0	$3,019.1
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

13.	Derivatives
Interest rate swaps
At March 31, 2017 and December 31, 2016, the Company had interest rate swap contracts in place with a total notional amount of $1.0 billion and $1.0 billion, respectively, whereby a fixed rate of interest (weighted average of 1.64%) is paid and a variable rate of interest (greater of 1.25% or three-month LIBOR) is received on the notional amount which will expire in June 2017.
The objective of the interest rate swap contracts is to offset the variability of cash flows in LIBOR indexed debt interest payments, subject to a 1.00% floor, attributable to changes in the aforementioned benchmark interest rate related to the Term B Loan due 2022.
At March 31, 2017, the Company had interest rate swap contracts with a total notional amount of $2.0 billion effective June 2017 upon the expiration of both the existing interest rate swap contracts and interest rate caps, whereby a fixed rate of interest (weighted-average of 1.70%) is paid and a variable rate of interest (three-month LIBOR) is received on the notional amount. The Company does not apply hedge accounting for the interest rate swap contracts, which will expire on June 30, 2020. The interest rate swap contracts initially included the floor of 1.00% LIBOR, which was removed on February 1, 2017 as part of the amendment to the interest rate swap contracts. The contracts were amended as a result of the amendment of Senior Term B loan agreement with US dollar denominated tranche on January 19, 2017. Refer to “Note 10: Debt” for additional information. As a result of the interest rate swap contracts amendment, the Company recognized the gain of $1.4 million in other (expense) income, net in the condensed consolidated statement of operations. Changes in fair value of the interest rate swap contracts are also recognized directly in other (expense) income, net in the condensed consolidated statement of operations. Refer to “Note 6: Other (expense) income, net” for additional information.
The fair value of interest rate swaps is recorded either in prepaids and other current assets, other assets, other accrued expenses or other long-term liabilities in the condensed consolidated balance sheets. As of March 31, 2017 and December 31, 2016, the current liability of $4.8 million and $5.6 million was included in other accrued expenses, respectively. As of March 31, 2017 and December 31, 2016, the noncurrent asset of $7.7 million and $9.8 million was included in other assets, respectively.
Interest rate caps
At March 31, 2017 and December 31, 2016, the Company had interest rate caps with a notional amount of $800.0 million, to the extent the quarterly LIBOR exceeded 1.00%; the Company would receive payment based on the notional amount and the spread of three month LIBOR above the strike price of 1.00%. The Company does not apply hedge accounting for the interest rate caps, which expire on June 30, 2017.
As of March 31, 2017, upfront premium paid for these interest rate caps of $0.1 million are recorded in prepaids and other current assets within the condensed consolidated balance sheets. The interest rate cap premiums will be amortized through interest expense over the life of the contracts within the condensed consolidated statements of operations.
Foreign currency derivatives
The Company uses forward currency contracts to hedge earnings from the effects of foreign exchange relating to certain of the Company’s intercompany and third-party receivables and payables denominated in a foreign currency. These derivative instruments are not formally designated as hedges by the Company and the terms of these instruments range from one to three months. Forward currency contracts are recorded at fair value in either prepaid expenses and other current assets or other accrued expenses in the consolidated balance sheet, reflecting their short-term nature. The fair value adjustments and gains and losses are included in other (expense) income, net within the condensed consolidated statements of operations. Refer to “Note 6: Other (expense) income, net” for more information. The total notional amount of undesignated forward currency contracts were $101.5 million and $111.0 million as of March 31, 2017 and December 31, 2016, respectively.
Cash flows associated with derivative financial instruments are recognized in the operating section of the consolidated statement of cash flows.

14.	Business combinations
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
The purchase price of these acquisitions was $53.3 million. The purchase price allocation includes goodwill of $22.9 million and intangibles of $19.4 million.
As of March 31, 2017, the purchase price allocation for the Bodine and Nexus Ag 2016 acquisitions has been finalized. Purchase price adjustments on prior acquisitions resulted in additional cash payments of $0.5 million during the three months ended March 31, 2017.

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
The Company is subject to liabilities from claims alleging personal injury from exposure to asbestos. The claims result primarily from an indemnification obligation related to Univar USA Inc.’s 1986 purchase of McKesson Chemical Company from McKesson Corporation (“McKesson”). Univar USA is also a defendant in a small number of asbestos claims. As of March 31, 2017, there were fewer than 285 asbestos-related claims for which the Company has liability for defense and indemnity pursuant to the indemnification obligation. The volume of such cases has increased in recent quarters. Historically, the vast majority of the claims against both McKesson and Univar USA have been dismissed without payment. The Company does incur costs in defending these claims. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of these matters will have a material effect on its overall financial position, results of operations or cash flows. However, the Company cannot predict the outcome of any present or future claims or litigation and adverse developments could negatively impact earnings or cash flows in a particular future period.
Environmental
The Company is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively “environmental remediation work”) at approximately 130 locations, some that are now or were previously Company-owned/occupied and some that were never Company-owned/occupied (“non-owned sites”).
The Company’s environmental remediation work at some sites is being conducted pursuant to governmental proceedings or investigations, while the Company, with appropriate state or federal agency oversight and approval, is conducting the environmental remediation work at other sites voluntarily. The Company is currently undergoing remediation efforts or is in the process of active review of the need for potential remediation efforts at approximately 107 current or formerly Company-owned/occupied sites. In addition, the Company may be liable for a share of the clean-up of approximately 23 non-owned sites. These non-owned sites are typically (a) locations of independent waste disposal or recycling operations with alleged or confirmed contaminated soil and/or groundwater to which the Company may have shipped waste products or drums for re-conditioning, or (b) contaminated non-owned sites near historical sites owned or operated by the Company or its predecessors from which contamination is alleged to have arisen.
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
Although the Company believes that its reserves are adequate for environmental contingencies, it is possible due to the uncertainties noted above; that additional reserves could be required in the future that could have a material effect on the overall financial position, results of operations, or cash flows in a particular period. This additional loss or range of losses cannot be recorded at this time, as it is not reasonably estimable.
Changes in total environmental liabilities are as follows:

	Three months ended March 31,
(in millions)	2017	2016
Environmental liabilities at beginning of period	$95.8	$113.2
Revised obligation estimates	3.1	2.1
Environmental payments	(5.3)	(4.6)
Foreign exchange	0.1	0.1
Environmental liabilities at end of period	$93.7	$110.8
Environmental liabilities of $29.0 million and $30.2 million were classified as current in other accrued expenses in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively. The long-term portion of environmental liabilities is recorded in other long-term liabilities in the condensed consolidated balance sheets.
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
Financial information for the Company’s segments is as follows:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations	Consolidated
Three Months Ended March 31, 2017
Net sales:
External customers	$1,150.9	$307.3	$439.7	$100.9	$—	$1,998.8
Inter-segment	31.2	1.8	1.3	0.1	(34.4)	—
Total net sales	$1,182.1	$309.1	$441.0	$101.0	$(34.4)	$1,998.8
Cost of goods sold	919.2	253.3	339.2	82.1	(34.4)	1,559.4
Gross profit	$262.9	$55.8	$101.8	$18.9	$—	$439.4
Outbound freight and handling	46.8	9.2	13.4	1.6	—	71.0
Warehousing, selling and administrative	134.4	21.8	52.5	10.6	6.8	226.1
Adjusted EBITDA	$81.7	$24.8	$35.9	$6.7	$(6.8)	$142.3
Other operating expenses, net						19.8
Depreciation						35.9
Amortization						16.7
Interest expense, net						35.8
Loss on extinguishment of debt						0.8
Other expense, net						9.1
Income tax expense						1.6
Net income						$22.6
Total assets	$3,640.2	$1,975.5	$908.2	$227.9	$(1,155.8)	$5,596.0

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations	Consolidated
Three Months Ended March 31, 2016
Net sales:
External customers	$1,187.5	$272.7	$437.4	$101.4	$—	$1,999.0
Inter-segment	26.9	2.3	1.4	—	(30.6)	—
Total net sales	$1,214.4	$275.0	$438.8	$101.4	$(30.6)	$1,999.0
Cost of goods sold	951.5	224.4	342.6	80.8	(30.6)	1,568.7
Gross profit	$262.9	$50.6	$96.2	$20.6	$—	$430.3
Outbound freight and handling	47.7	7.8	14.0	1.8	—	71.3
Warehousing, selling and administrative	134.4	21.1	53.9	10.9	4.6	224.9
Adjusted EBITDA	$80.8	$21.7	$28.3	$7.9	$(4.6)	$134.1
Other operating expenses, net						5.5
Depreciation						33.5
Amortization						22.0
Interest expense, net						40.6
Other expense, net						13.4
Income tax expense						5.1
Net income						$14.0
Total assets	$4,038.3	$1,942.5	$1,011.6	$243.4	$(1,300.4)	$5,935.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
We monitor the results of our operating segments separately for the purposes of making decisions about resource allocation and performance assessment. We evaluate performance on the basis of Adjusted EBITDA, which we define as our consolidated net income, plus the sum of interest expense, net of interest income, income tax expense, depreciation, amortization, loss on extinguishment of debt, other operating expenses, net (which primarily consists of acquisition and integration related expenses, employee stock-based compensation expense, restructuring charges, business optimization, and other unusual or non-recurring expenses) and other (expense) income, net (which consists of gains and losses on foreign currency transactions and undesignated derivative instruments, debt refinancing costs, and other nonoperating activity). We believe that Adjusted EBITDA is an important indicator of operating performance because:

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
The following is management’s discussion and analysis of the financial condition and results of operations for the three months ended March 31, 2017 as compared to the corresponding period in the prior year. This discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, set forth in this report under “Financial Statements” and our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations
The following tables set forth, for the periods indicated, certain statements of operations data first on the basis of reported data and then as a percentage of total net sales for the relevant period.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

	Three Months Ended				Favorable (unfavorable)	% Change	Impact of currency*
(in millions)	March 31, 2017		March 31, 2016
Net sales	$1,998.8	100.0%	$1,999.0	100.0%	$(0.2)	—%	(0.8)%
Cost of goods sold	1,559.4	78.0%	1,568.7	78.5%	9.3	(0.6)%	0.8%
Gross profit	$439.4	22.0%	$430.3	21.5%	$9.1	2.1%	(0.8)%
Operating expenses:
Outbound freight and handling	71.0	3.6%	71.3	3.6%	0.3	(0.4)%	0.4%
Warehousing, selling and administrative	226.1	11.3%	224.9	11.3%	(1.2)	0.5%	0.5%
Other operating expenses, net	19.8	1.0%	5.5	0.3%	(14.3)	260.0%	—%
Depreciation	35.9	1.8%	33.5	1.7%	(2.4)	7.2%	0.3%
Amortization	16.7	0.8%	22.0	1.1%	5.3	(24.1)%	(0.5)%
Total operating expenses	$369.5	18.5%	$357.2	17.9%	$(12.3)	3.4%	0.4%
Operating income	$69.9	3.5%	$73.1	3.7%	$(3.2)	(4.4)%	(2.6)%
Other (expense) income:
Interest income	0.9	—%	0.9	—%	—	—%	—%
Interest expense	(36.7)	(1.8)%	(41.5)	(2.1)%	4.8	(11.6)%	0.5%
Loss on extinguishment of debt	(0.8)	—%	—	—%	(0.8)	100.0%	—%
Other expense, net	(9.1)	(0.5)%	(13.4)	(0.7)%	4.3	32.1%	9.0%
Total other expense	$(45.7)	(2.3)%	$(54.0)	(2.7)%	$8.3	(15.4)%	2.6%
Income before income taxes	24.2	1.2%	19.1	1.0%	5.1	26.7%	(2.6)%
Income tax expense	1.6	0.1%	5.1	0.3%	3.5	(68.6)%	(15.7)%
Net income	$22.6	1.1%	$14.0	0.7%	$8.6	61.4%	(10.0)%

*Foreign currency translation is included in the percentage change. Unfavorable impacts from foreign currency translation are designated with parentheses.
Net sales

Net sales percentage change due to:
Acquisitions	0.3%
Reported sales volumes	(3.3)%
Sales pricing and product mix	3.8%
Foreign currency translation	(0.8)%
Total	—%
Net sales were $1,998.8 million for the three months ended March 31, 2017 or essentially flat with the three months ended March 31, 2016 as higher average sales pricing, driven by the Company's efforts to improve its sales force effectiveness and margin management initiatives, as well as modest chemical price inflation, offset lower volume. The increase in net sales from acquisitions was driven by the March 2016 Nexus Ag acquisition in Canada and the March 2016 Bodine acquisition in the USA. The decrease in net sales from reported sales volumes was driven by the USA, EMEA, and Rest of World segments, partially offset by higher sales volumes in the Canada segment. The increase in net sales from changes in sales pricing and product mix was driven by the EMEA, USA and Rest of World segments, partially offset by a decrease in the Canada segment. Foreign currency translation decreased net sales as the strengthening of the US dollar against the British pound, euro and Mexican peso was partially offset by the weakening of the US dollar against the Canadian dollar and the Brazilian real. Refer to the “Segment results” for the three months ended March 31, 2017 discussion for additional information.

Gross profit

Gross profit percentage change due to:
Acquisitions	0.4%
Reported sales volumes	(3.3)%
Sales pricing, product costs and other adjustments	5.8%
Foreign currency translation	(0.8)%
Total	2.1%
Gross profit increased $9.1 million, or 2.1%, to $439.4 million for the three months ended March 31, 2017. The increase in gross profit from acquisitions was primarily driven by the March 2016 Bodine acquisition in the USA and March 2016 Nexus Ag acquisition in Canada. The decrease in gross profit from reported sales volumes was driven by the USA, EMEA, and Rest of World segments, partially offset by higher sales volumes in the Canada segment. The increase in gross profit from changes in sales pricing, product costs and other adjustments was driven by the USA and EMEA segments, partially offset by decreases in the Canada and Rest of World segments. Gross margin, which we define as gross profit divided by net sales, increased to 22.0% for the three months ended March 31, 2017 from 21.5% for the three months ended March 31, 2016 primarily due to favorable product mix and focused margin management efforts. Foreign currency translation decreased gross profit as the strengthening of the US dollar against the British pound, euro and Mexican peso was offset by the weakening of the US dollar against the Canadian dollar and the Brazilian real. Refer to the “Segment results” for the three months ended March 31, 2017 discussion for additional information.
Outbound freight and handling
Outbound freight and handling expenses decreased $0.3 million, or 0.4%, to $71.0 million for the three months ended March 31, 2017. Foreign currency translation decreased outbound freight and handling expense by 0.4% or $0.3 million. On a constant currency basis, outbound freight and handling expenses were flat to prior year primarily due to lower reported sales volumes offset by higher delivery costs resulting from changes in product mix and increased fuel prices. Refer to the “Segment results” for the three months ended March 31, 2017 discussion for additional information.
Warehousing, selling and administrative
Warehousing, selling and administrative expenses increased $1.2 million, or 0.5%, to $226.1 million for the three months ended March 31, 2017. Foreign currency translation decreased warehousing, selling and administrative expenses by $1.2 million. On a constant currency basis, the $2.4 million increase is primarily due higher investments in personnel costs of $4.3 million, along with the absence of $3.0 million in prior service credits recognized in 2016 related to the US retiree health care plan, and $1.2 million of incremental expenses from acquisitions, offset by $5.1 million of lower operating expenses, driven by productivity gains and site closures, and $1.0 million in lower bad debt charges. Refer to the “Segment results” for the three months ended March 31, 2017 discussion for additional information.
Other operating expenses, net
Other operating expenses, net increased $14.3 million from $5.5 million for the three months ended March 31, 2016 to $19.8 million for the three months ended March 31, 2017. The increase was primarily related to $9.1 million of costs incurred to support the transformation of the US business, $4.2 million of higher stock-based compensation, and $2.5 million of higher restructuring charges. The increase was partially offset by lower acquisition and integration related expenses driven by $1.0 million in fair value adjustments and a $0.9 million gain on settlement of contingent consideration related to prior acquisitions. The remaining $0.4 million increase related to several insignificant components. Foreign currency translation had no impact on other operating expenses. Refer to “Note 4: Other operating expenses, net” and “Note 5: Restructuring charges” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Depreciation and amortization
Depreciation expense increased $2.4 million, or 7.2%, to $35.9 million for the three months ended March 31, 2017. Foreign currency translation decreased depreciation expense by 0.3% or $0.1 million. On a constant currency basis, the $2.5 million increase was primarily related to the second quarter 2016 reassessment of useful lives of certain internally developed software, and new investments weighted towards shorter lived assets.
Amortization expense decreased $5.3 million, or 24.1%, to $16.7 million for the three months ended March 31, 2017. Foreign currency translation increased amortization expense by 0.5% or $0.1 million. On a constant currency basis, the decrease of $5.4 million was primarily driven by the third quarter 2016 impairment charge which reduced the intangible asset base along with lower expense related to intangibles reaching the end of their useful life, partially offset by amortization of additional intangible assets related to the 2016 business acquisitions.
Interest expense
Interest expense decreased $4.8 million, or 11.6%, to $36.7 million for the three months ended March 31, 2017 primarily due to lower average outstanding borrowings, as well as lower interest rates related to the January 2017 debt amendment of the Senior Term B loan agreement.
Loss on extinguishment of debt
Loss on extinguishment of debt included $0.8 million for the three months ended March 31, 2017 due to the write off of unamortized debt discount and debt issuance costs related to the January 2017 debt amendment of the Senior Term B loan agreement.
Other expense, net
Other expense, net decreased $4.3 million from $13.4 million for the three months ended March 31, 2016 to $9.1 million for the three months ended March 31, 2017. The decrease was primarily due to $11.7 million of lower foreign currency denominated loan revaluation losses, partially offset by $4.2 million in fees related to the January 2017 debt amendment of the Senior Term B loan agreement. The remaining $3.2 million increase is related to several insignificant components. Refer to “Note 6: Other expense, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Income tax expense
Income tax expense decreased $3.5 million from $5.1 million for the three months ended March 31, 2016 to $1.6 million for the three months ended March 31, 2017 with the impact of an increase in earnings offset by a favorable discrete item benefit. As compared to the $0.4 million of discrete benefit for the first three months of 2016, $3.9 million of discrete benefit was recorded for the three month period ended March 31, 2017 of which a $2.2 million benefit related to excess tax benefits from equity compensation now reported as a discrete item on the quarter.
On April 24, 2017 President Trump signed an Executive Order directing the US Department of the Treasury to review tax regulations adopted over the past 18 months under former President Obama. Should the tax regulations adopted in December 2016 related to unrealized foreign exchange losses of non-US branches be repealed, this could have a favorable material impact on the Company’s effective tax rate, as the deferred tax asset would be required to be revalued.

Segment results
Our Adjusted EBITDA by operating segment and in aggregate is summarized in the following tables:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Elimin- ations (1)	Consolidated
	Three months ended March 31, 2017
Net sales:
External customers	$1,150.9	$307.3	$439.7	$100.9	$—	$1,998.8
Inter-segment	31.2	1.8	1.3	0.1	(34.4)	—
Total net sales	$1,182.1	$309.1	$441.0	$101.0	$(34.4)	$1,998.8
Cost of goods sold	919.2	253.3	339.2	82.1	(34.4)	1,559.4
Gross profit	$262.9	$55.8	$101.8	$18.9	$—	$439.4
Outbound freight and handling	46.8	9.2	13.4	1.6	—	71.0
Warehousing, selling and administrative (operating expenses)	134.4	21.8	52.5	10.6	6.8	226.1
Adjusted EBITDA	$81.7	$24.8	$35.9	$6.7	$(6.8)	$142.3
Other operating expenses, net						19.8
Depreciation						35.9
Amortization						16.7
Interest expense, net						35.8
Loss on extinguishment of debt						0.8
Other expense, net						9.1
Income tax expense						1.6
Net income						$22.6

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Elimin- ations (1)	Consolidated
	Three months ended March 31, 2016
Net sales:
External customers	$1,187.5	$272.7	$437.4	$101.4	$—	$1,999.0
Inter-segment	26.9	2.3	1.4	—	(30.6)	—
Total net sales	$1,214.4	$275.0	$438.8	$101.4	$(30.6)	$1,999.0
Cost of goods sold	951.5	224.4	342.6	80.8	(30.6)	1,568.7
Gross profit	$262.9	$50.6	$96.2	$20.6	$—	$430.3
Outbound freight and handling	47.7	7.8	14.0	1.8	—	71.3
Warehousing, selling and administrative (operating expenses)	134.4	21.1	53.9	10.9	4.6	224.9
Adjusted EBITDA	$80.8	$21.7	$28.3	$7.9	$(4.6)	$134.1
Other operating expenses, net						5.5
Depreciation						33.5
Amortization						22.0
Interest expense, net						40.6
Other expense, net						13.4
Income tax expense						5.1
Net income						$14.0

(1)
Other/Eliminations represents the elimination of intersegment transactions as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.

USA.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	0.2%	Acquisitions	0.4%
Reported sales volumes	(5.7)%	Reported sales volumes	(5.7)%
Sales pricing and product mix	2.4%	Sales pricing, product costs and other adjustments	5.3%
Total	(3.1)%	Total	—%
External sales in the USA segment were $1,150.9 million, a decrease of $36.6 million, or 3.1%, for the three months ended March 31, 2017 due to lower sales volumes, partially offset by higher average selling prices resulting from the Company's efforts to improve its sales force effectiveness and margin management initiatives, as well as modest chemical inflation. The increase in external net sales from acquisitions was due to the March 2016 Bodine acquisition. Gross profit was $262.9 million for the three months ended March 31, 2017 or essentially flat to the prior year due to lower sales volumes, partially offset by higher average selling prices. The increase in gross profit from acquisitions was due to the March 2016 Bodine acquisition. Gross margin increased from 22.1% for the three months ended March 31, 2016 to 22.8% during the three months ended March 31, 2017 primarily due to the factors impacting gross profit discussed above.
Outbound freight and handling expenses decreased $0.9 million, or 1.9%, to $46.8 million for the three months ended March 31, 2017 primarily due to lower reported sales volumes, partially offset by higher delivery costs resulting from changes in product mix and increased fuel prices. Operating expenses were $134.4 million for the three months ended March 31, 2017 or essentially flat to the prior year due to the absence of $3.0 million in prior service credits recognized in 2016 related to the US retiree health care plan, along with higher investments in personnel costs of $2.1 million offset by $3.6 million of lower operating expenses, driven by productivity gains and site closures, and $1.5 million in lower bad debt charges. Operating expenses as a percentage of external sales increased from 11.3% for the three months ended March 31, 2016 to 11.7% for the three months ended March 31, 2017.
Adjusted EBITDA increased by $0.9 million, or 1.1%, to $81.7 million for the three months ended March 31, 2017. Adjusted EBITDA margin increased from 6.8% in the three months ended March 31, 2016 to 7.1% for the three months ended March 31, 2017 primarily as a result of higher gross margin, partially offset by increased operating expenses as a percentage of sales.
Canada.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	1.3%	Acquisitions	1.2%
Reported sales volumes	7.9%	Reported sales volumes	7.9%
Sales pricing and product mix	(0.6)%	Sales pricing, product costs and other adjustments	(2.8)%
Foreign currency translation	4.1%	Foreign currency translation	4.0%
Total	12.7%	Total	10.3%
External sales in the Canada segment were $307.3 million, an increase of $34.6 million, or 12.7%, for the three months ended March 31, 2017. Foreign currency translation increased external sales dollars as the Canadian dollar strengthened against the US dollar when comparing the three months ended March 31, 2017 to the three months ended March 31, 2016. On a constant currency basis, external sales dollars increased $23.8 million or 8.6%. The increase in external net sales from acquisitions was due to the March 2016 Nexus Ag acquisition. The increase in external net sales from reported sales volumes was primarily driven by the oil and gas end market within Western Canada. Gross profit increased $5.2 million, or 10.3%, to $55.8 million in the three months ended March 31, 2017. The increase in gross profit from acquisitions was due to the March 2016 Nexus Ag acquisition. Gross profit decreased primarily due to changes in product mix during the three months ended March 31, 2017. Gross margin decreased from 18.6% for the three months ended March 31, 2016 to 18.2% for the three months ended March 31, 2017 primarily due to the factors impacting gross profit discussed above.
Outbound freight and handling expenses increased $1.4 million, or 17.9%, to $9.2 million for the three months ended March 31, 2017 primarily due to higher reported sales volumes and higher delivery costs resulting from changes in product mix. Operating expenses increased by $0.7 million, or 3.3%, to $21.8 million for the three months ended March 31, 2017, but decreased as a percentage of external sales from 7.7% for the three months ended March 31, 2016 to 7.1% for the three months ended March 31, 2017. Foreign currency translation increased operating expenses by 3.8% or $0.8 million. On a constant currency basis, operating expenses decreased $0.1 million, or 0.5%, primarily related to several insignificant components.

Adjusted EBITDA increased by $3.1 million, or 14.3%, to $24.8 million for the three months ended March 31, 2017. Foreign currency translation increased Adjusted EBITDA by 4.1% or $0.9 million. On a constant currency basis, Adjusted EBITDA increased $2.2 million, or 10.1%, primarily due to increased gross profit with $0.3 million of Adjusted EBITDA attributed to acquisitions. Adjusted EBITDA margin increased from 8.0% for the three months ended March 31, 2016 to 8.1% for the three months ended March 31, 2017 primarily due to lower operating expenses as a percentage of sales, partially offset by lower gross margin.
EMEA.

Net sales percentage change due to:		Gross profit percentage change due to:
Reported sales volumes	(2.0)%	Reported sales volumes	(2.0)%
Sales pricing and product mix	8.2%	Sales pricing, product costs and other adjustments	13.5%
Foreign currency translation	(5.7)%	Foreign currency translation	(5.7)%
Total	0.5%	Total	5.8%
External sales in the EMEA segment were $439.7 million, an increase of $2.3 million, or 0.5%, for the three months ended March 31, 2017, primarily due to higher average selling prices driven by mix improvement, margin management initiatives, and chemical price inflation, partially offset by lower volumes. Foreign currency translation decreased external sales dollars as the US dollar strengthened against the British pound and euro, when comparing the three months ended March 31, 2017 to the three months ended March 31, 2016. Gross profit increased $5.6 million, or 5.8%, to $101.8 million in the three months ended March 31, 2017. Gross profit increased due to changes in sales pricing, product costs and other adjustments primarily due to increased sales of higher margin pharmaceutical finished goods as well as the continued impact of our product mix enrichment strategy. Gross margin increased from 22.0% for the three months ended March 31, 2016 to 23.2% for the three months ended March 31, 2017 primarily due to the factors discussed above.
Outbound freight and handling expenses decreased $0.6 million, or 4.3%, to $13.4 million, on delivery cost efficiencies resulting from changes in product mix and lower volumes. Operating expenses decreased $1.4 million, or 2.6%, to $52.5 million for the three months ended March 31, 2017, and decreased as a percentage of external sales from 12.3% for the three months ended March 31, 2016 to 11.9% for the three months ended March 31, 2017. Foreign currency translation decreased operating expenses by 3.9% or $2.1 million. On a constant currency basis, operating expenses increased $0.7 million, or 1.3%, which was primarily due to higher personnel expenses of $1.5 million. The remaining $0.8 million decrease related to several other insignificant components.
Adjusted EBITDA increased by $7.6 million, or 26.9%, to $35.9 million for the three months ended March 31, 2017. Foreign currency translation decreased Adjusted EBITDA by 10.2% or $2.9 million. On a constant currency basis, Adjusted EBITDA increased $10.5 million, or 37.1%. Nearly half of the Adjusted EBITDA growth in the quarter can be attributed to increased sales of pharmaceutical finished goods that compare to abnormally low sales in the prior year first quarter. For the three months ended March 31, 2017, the pharmaceutical finished goods product line represented 27.6% of Adjusted EBIDTA in the EMEA segment. The remaining growth in Adjusted EBITDA can be attributed to higher gross profit margin from higher average selling price and continuing benefit from reductions in operating expenses. Adjusted EBITDA margin increased from 6.5% for the three months ended March 31, 2016 to 8.2% for the three months ended March 31, 2017 primarily due to higher gross margin and lower operating expenses as a percentage of sales.
Rest of World.

Net sales percentage change due to:		Gross profit percentage change due to:
Reported sales volumes	(5.1)%	Reported sales volumes	(5.1)%
Sales pricing and product mix	6.7%	Sales pricing, product costs and other adjustments	(4.2)%
Foreign currency translation	(2.1)%	Foreign currency translation	1.0%
Total	(0.5)%	Total	(8.3)%
External sales in the Rest of World segment were $100.9 million, a decrease of $0.5 million, or 0.5%, for the three months ended March 31, 2017. Foreign currency translation decreased external sales dollars when comparing the three months ended March 31, 2017 to the three months ended March 31, 2016 primarily due to the stronger US dollar position as compared to the Mexican peso. The decrease in external net sales from reported sales volumes was primarily driven by volume reductions in upstream oil and gas products and soft economic conditions in Mexico along with volume reductions in Brazil related to caustic soda spot sales in 2016. The increase in external net sales from changes in sales pricing and product mix was primarily due to market price inflation and favorable product mix. Gross profit decreased $1.7 million, or 8.3%, to $18.9 million for the three months ended March 31, 2017 primarily due to lower volumes as well as unfavorable product cost and mix across the region. Gross margin decreased from 20.3% for the three months ended March 31, 2016 to 18.7% for the three months ended March 31, 2017 primarily due to the factors discussed above.
Outbound freight and handling expenses decreased $0.2 million, or 11.1%, to $1.6 million for the three months ended March 31, 2017, on delivery cost efficiencies resulting from changes in product mix and lower volumes. Operating expenses decreased $0.3 million, or 2.8%, to $10.6 million for the three months ended March 31, 2017 and decreased as a percentage of external sales from 10.7% for the three months ended March 31, 2016 to 10.5% for the three months ended March 31, 2017. Foreign currency translation increased operating expenses by 0.9% or $0.1 million. On constant currency basis, operating expenses decreased $0.4 million, or 3.7%, due to several insignificant components.
Adjusted EBITDA decreased by $1.2 million, or 15.2%, to $6.7 million for the three months ended March 31, 2017. Foreign currency translation increased Adjusted EBITDA by 1.3% or $0.1 million. On a constant currency basis, Adjusted EBITDA decreased $1.3 million, or 16.5%, primarily due to gross profit reductions. Adjusted EBITDA margin decreased from 7.8% for the three months ended March 31, 2016 to 6.6% for the three months ended March 31, 2017 as lower gross margin was partially offset by cost initiatives which lowered operating expenses as a percentage of sales.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from our operations as well as borrowings under our credit facilities. As of March 31, 2017, we had $577.3 million available under our credit facilities.
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
Cash Flows
The following table presents a summary of our cash flow activity for the periods set forth below:

	Three months ended
(in millions)	March 31, 2017	March 31, 2016
Net cash (used) provided by operating activities	$(80.3)	$64.7
Net cash used by investing activities	(21.7)	(77.2)
Net cash provided by financing activities	60.7	17.8
Effect of exchange rate changes on cash and cash equivalents	5.5	28.7
Net (decrease) increase in cash and cash equivalents	$(35.8)	$34.0
Cash (Used) Provided by Operating Activities
Cash (used) provided by operating activities decreased $145.0 million from cash provided of $64.7 million for the three months ended March 31, 2016 to cash used of $80.3 million for the three months ended March 31, 2017.
Cash provided by operating activities increased $18.1 million due to an increase in net income exclusive of non-cash items. Net income exclusive of non-cash items was $81.6 million and $63.5 million in the three months ended March 31, 2017 and March 31, 2016, respectively. Refer to “Results of Operations” above for additional information.
The change in trade working capital; which includes trade accounts receivable, net, inventories and trade accounts payable; resulted in an increased use of cash of $130.0 million. Trade accounts receivable, net used cash of $142.4 million and $84.8 million for the three months ended March 31, 2017 and March 31, 2016, respectively. The cash outflows are due to increased sales during the first quarter in comparison to the fourth quarter for each of the respective periods, which results in an increased outstanding trade accounts receivable, net balance. Inventories used cash of $66.4 million and $95.1 million for the three months ended March 31, 2017 and March 31, 2016, respectively. The cash outflows are related to the buildup of inventory that occurs during the first quarter due to the seasonal nature of our business. Trade accounts payable provided cash inflows of $79.9 million and $181.0 million for the three months ended March 31, 2017 and March 31, 2016, respectively. The cash inflows related to trade accounts payable are primarily related to increased spending on inventory products due to seasonality and timing of vendor payments.
Prepaid expenses and other current assets also contributed $38.8 million to the increased use of cash. During the three months ended March 31, 2017, prepaid expenses and other current assets used $18.9 million of cash, primarily due to increases in prepaid expenses, other receivables, and several other insignificant components. Prepaid expenses and other current assets provided cash of $19.9 million during the three months ended March 31, 2016, which was primarily due to the receipt of cash related to rebates, income tax receivables, and several other insignificant components.
The change in pensions and other postretirement benefit liabilities provided cash of $1.0 million, which consisted of cash outflows of $9.0 million and $10.0 million for the three months ended March 31, 2017 and March 31, 2016, respectively.
The remaining cash inflow related to operating activities of $4.7 million is related to other, net. During the three months ended March 31, 2017 other, net used $5.1 million of cash, primarily due to the payment of income taxes and several other insignificant components. Other, net used cash of $9.8 million during the three months ended March 31, 2016, which was primarily related to the use of cash to secure business relationships, interest payments, and several other insignificant components.
Cash Used by Investing Activities
Cash used by investing activities decreased $55.5 million from $77.2 million for the three months ended March 31, 2016 to $21.7 million for the three months ended March 31, 2017. The decrease is primarily related to lower cash outflows for purchases of businesses, net of cash acquired of $52.8 million primarily driven by the March 2016 acquisitions of Bodine and Nexus AG. Another factor contributing to the decrease in cash used by investing activities is a reduction in spending on capital expenditures of $2.6 million.
The remaining decrease in cash used by investing activities of $0.1 million did not contain any significant activity.
Cash Provided by Financing Activities
Cash provided by financing activities increased $42.9 million from $17.8 million for the three months ended March 31, 2016 to $60.7 million for the three months ended March 31, 2017.
An increase in cash provided by financing activities of $20.4 million was primarily due to a net change in the ABL facility of $63.8 million and $37.5 million for the three months ended March 31, 2017 and March 31, 2016, respectively. The changes in the outstanding ABL facility is due to changes in borrows related to working capital funding requirements. Partially offsetting the increase in cash provided by financing activities were changes in term debt; inclusive of the Term B Loan, Euro Tranche Term Loan, and Senior Unsecured Note; related to repayments. The January 19, 2017 agreement to amend the Senior Term B loan resulted in a net cash outflow of $4.4 million of financing fees. Refer to “Note 10: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Cash provided by financing activities also increase by $17.7 million due to a net increase in share-based compensation of $17.8 million and $0.1 million for the three months ended March 31, 2017 and March 31, 2016, respectively. The change in the share-based compensation is due to cash receipts related to the exercise of stock options, partially offset by share repurchases related to restricted stock units.
The change in short-term financing, net contributed $5.2 million to the increase in cash provided by financing activities. Short-term financing, net decreased by $5.2 million and $10.4 million for the three months ended March 31, 2017 and March 31, 2016, respectively.
The remaining decrease in cash used by financing activities of $0.4 million did not contain any significant activity.
Contractual Obligations and Commitments
There were no material changes in our contractual obligations and commitments since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Critical Accounting Estimates
There were no material changes in our critical accounting estimates since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued and Adopted Accounting Pronouncements
See “Note 2: Significant Accounting Policies” in the notes to the condensed consolidated financial statements.
Accounting Pronouncements Issued But Not Yet Adopted
See “Note 2: Significant Accounting Policies” in the notes to the condensed consolidated financial statements.
Forward looking statements and information
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, macro-economic conditions, liquidity, prospects, business trends, currency trends, competition, markets, growth strategies and the industries in which we operate and including, without limitation, statements relating to our estimated or anticipated financial performance or results. Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of results, conditions or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those reflected in forward-looking statements relating to our operations and business and the risks and uncertainties discussed in “Risk Factors.” Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

•	general economic conditions, particularly fluctuations in industrial production and the demands of our customers;

•	disruptions in the supply of chemicals we distribute or our customers’ or producers' operations;

•	termination or change of contracts or relationships with customers or producers on short notice;

•	the price and availability of chemicals, or a decline in the demand for chemicals;

•	our ability to pass through cost increases to our customers;

•	our ability to meet customer demand for a product;

•	trends in oil and gas prices;

•	our ability to execute strategic investments, including pursuing acquisitions and/or dispositions, and successfully integrating and operating acquired companies;

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
You should read this Quarterly Report on Form 10-Q, including the uncertainties and factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise and changes in future operating results over time or otherwise.
Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the “Quantitative and Qualitative Disclosure about Market Risk” disclosed in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2017 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1.        Legal Proceedings
Information pertaining to legal proceedings can be found in Note 15 to the interim condensed consolidated financial statements included in Part I, Financial Statements of this report.
Item 1A.     Risk Factors
There have been no material changes from the “Risk Factors” disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.         Defaults Upon Senior Securities
None.
Item 4.         Mine Safety Disclosures
None.
Item 5.         Other Information
On May 4, 2017, the Company executed a waiver of certain confidentiality and other provisions in existing agreements with current and former employees, which waiver is intended to confirm such agreements are to be interpreted consistent with applicable law, including specifically Section 21F of the Securities Exchange Act of 1934.
Item 6.         Exhibits

Exhibit Number	Exhibit Description

10.1†*	Form of Employee Stock Option Agreement for awards granted after April 13, 2017, 2015 Omnibus Equity Incentive Plan.

10.2†*	Form of Employee Restricted Stock Unit Agreement for awards granted after April 13, 2017, 2015 Omnibus Equity Incentive Plan.

10.3†*	Form of Employee Stock Option Agreement, 2017 Omnibus Equity Incentive Plan.

10.4†*	Form of Employee Restricted Stock Unit Agreement, 2017 Omnibus Equity Incentive Plan.

10.5†*	Form of Director Restricted Stock Agreement, 2017 Omnibus Equity Incentive Plan.

10.6†*	Univar Inc. 2017 Omnibus Equity Incentive Plan.

10.7†*	Univar Inc. Executive Annual Bonus Plan.

10.8†*	Univar Inc. Omnibus Waiver regarding Whistleblower Protections, dated as of May 4, 2017.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	Interactive Data File
_______________________

†	Identifies each management compensation plan or arrangement.
*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univar Inc. (Registrant)

By:	/s/ Stephen D. Newlin
Stephen D. Newlin Chief Executive Officer
Date: May 5, 2017

By:	/s/ Carl J. Lukach
Carl J. Lukach Executive Vice President, Chief Financial Officer
Date: May 5, 2017