Form 10-Q
period 2017-06-30
Univar Inc.
filed 2017-08-04
CIK 1494319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 25, 2017, 140,617,059 shares of the registrant’s common stock, $0.01 par value, were outstanding.

Univar Inc.
Form 10-Q
For the quarterly period ended June 30, 2017

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

Univar Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

		Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	Note	2017	2016	2017	2016
Net sales		$2,247.0	$2,262.5	$4,245.8	$4,261.5
Cost of goods sold		1,780.6	1,817.1	3,340.0	3,385.8
Gross profit		$466.4	$445.4	$905.8	$875.7
Operating expenses:
Outbound freight and handling		71.9	73.3	142.9	144.6
Warehousing, selling and administrative		233.6	223.9	459.7	448.8
Other operating expenses, net	4	24.2	11.5	44.0	17.0
Depreciation		34.1	38.0	70.0	71.5
Amortization		16.5	23.3	33.2	45.3
Total operating expenses		$380.3	$370.0	$749.8	$727.2
Operating income		$86.1	$75.4	$156.0	$148.5
Other (expense) income:
Interest income		0.8	1.0	1.7	1.9
Interest expense		(36.6)	(41.4)	(73.3)	(82.9)
Loss on extinguishment of debt		—	—	(0.8)	—
Other (expense) income, net	6	(11.7)	5.7	(20.8)	(7.7)
Total other expense		$(47.5)	$(34.7)	$(93.2)	$(88.7)
Income before income taxes		38.6	40.7	62.8	59.8
Income tax expense	7	7.3	0.9	8.9	6.0
Net income		$31.3	$39.8	$53.9	$53.8
Income per common share:
Basic	8	$0.22	$0.29	$0.38	$0.39
Diluted	8	0.22	0.29	0.38	0.39
Weighted average common shares outstanding:
Basic	8	140.1	137.6	139.8	137.6
Diluted	8	141.3	138.1	141.2	138.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

		Three months ended June 30,		Six months ended June 30,
(in millions)	Note	2017	2016	2017	2016
Net income		$31.3	$39.8	$53.9	$53.8
Foreign currency translation	9	45.0	(2.4)	63.2	66.7
Pension and other postretirement benefit adjustment	9	(0.1)	(1.2)	(0.1)	(3.0)
Total other comprehensive income (loss), net of tax		$44.9	$(3.6)	$63.1	$63.7
Comprehensive income		$76.2	$36.2	$117.0	$117.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	Note	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents		$321.8	$336.4
Trade accounts receivable, net		1,313.5	950.3
Inventories		817.3	756.6
Prepaid expenses and other current assets		151.6	134.8
Total current assets		$2,604.2	$2,178.1
Property, plant and equipment, net	11	1,008.8	1,019.5
Goodwill		1,800.5	1,784.4
Intangible assets, net	11	312.7	339.2
Deferred tax assets		24.0	18.2
Other assets		56.7	50.5
Total assets		$5,806.9	$5,389.9
Liabilities and stockholders’ equity
Current liabilities:
Short-term financing	10	$19.4	$25.3
Trade accounts payable		1,130.0	852.3
Current portion of long-term debt	10	99.3	109.0
Accrued compensation		72.6	65.6
Other accrued expenses		239.7	287.3
Total current liabilities		$1,561.0	$1,339.5
Long-term debt	10	2,895.5	2,845.0
Pension and other postretirement benefit liabilities		266.1	268.6
Deferred tax liabilities		17.7	17.2
Other long-term liabilities		106.9	109.7
Total liabilities		$4,847.2	$4,580.0
Stockholders’ equity:
Preferred stock, 200.0 million shares authorized at $0.01 par value with no shares issued or outstanding as of June 30, 2017 and December 31, 2016		$—	$—
Common stock, 2.0 billion shares authorized at $0.01 par value with 140.6 million and 138.8 million shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively		1.4	1.4
Additional paid-in capital		2,285.1	2,251.8
Accumulated deficit		(1,000.0)	(1,053.4)
Accumulated other comprehensive loss	9	(326.8)	(389.9)
Total stockholders’ equity		$959.7	$809.9
Total liabilities and stockholders’ equity		$5,806.9	$5,389.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

		Six months ended June 30,
(in millions)	Note	2017	2016
Operating activities:
Net income		$53.9	$53.8
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		103.2	116.8
Amortization of deferred financing fees and debt discount		3.9	4.0
Amortization of pension credit from accumulated other comprehensive loss	9	(0.1)	(4.5)
Loss on extinguishment of debt		0.8	—
Deferred income taxes		(5.3)	(3.6)
Stock-based compensation expense	4	11.5	3.5
Other		0.7	(0.4)
Changes in operating assets and liabilities:
Trade accounts receivable, net		(321.6)	(274.1)
Inventories		(37.9)	18.3
Prepaid expenses and other current assets		(13.2)	27.7
Trade accounts payable		252.4	242.8
Pensions and other postretirement benefit liabilities		(19.2)	(20.2)
Other, net		(44.8)	(49.0)
Net cash (used) provided by operating activities		$(15.7)	$115.1
Investing activities:
Purchases of property, plant and equipment		$(38.6)	$(45.2)
Purchases of businesses, net of cash acquired		(0.5)	(54.8)
Proceeds from sale of property, plant and equipment		—	2.9
Other		1.0	(1.7)
Net cash used by investing activities		$(38.1)	$(98.8)
Financing activities:
Proceeds from issuance of long-term debt	10	$2,254.0	$20.5
Payments on long-term debt and capital lease obligations	10	(2,238.0)	(17.3)
Short-term financing, net	10	(11.9)	(5.4)
Financing fees paid		(4.4)	—
Taxes paid related to net share settlements of stock-based compensation awards		(7.5)	—
Stock option exercises		28.1	0.7
Other		0.5	0.3
Net cash provided (used) by financing activities		$20.8	$(1.2)
Effect of exchange rate changes on cash and cash equivalents		$18.4	$20.6
Net (decrease) increase in cash and cash equivalents		(14.6)	35.7
Cash and cash equivalents at beginning of period		336.4	188.1
Cash and cash equivalents at end of period		$321.8	$223.8
Supplemental disclosure of cash flow information:
Non-cash activities:
Additions of property, plant and equipment included in trade accounts payable and other accrued expenses		$7.5	$6.6
Additions of property, plant and equipment under a capital lease obligation		13.6	7.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

(in millions)	Common stock (shares)		Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, December 31, 2015	138.0		$1.4	$2,224.7	$(985.0)	$(424.4)	$816.7
Net loss	—		—	—	(68.4)	—	(68.4)
Foreign currency translation adjustment, net of tax $23.9	—		—	—	—	36.3	36.3
Pension and other postretirement benefits adjustment, net of tax $1.5	—		—	—	—	(1.8)	(1.8)
Stock option exercises	0.8		—	16.9	—	—	16.9
Stock-based compensation	—		—	10.4	—	—	10.4
Other	—	—	—	(0.2)	—	—	(0.2)
Balance, December 31, 2016	138.8		$1.4	$2,251.8	$(1,053.4)	$(389.9)	$809.9
Impact due to adoption of ASU, net of tax $0.2(1)	—		—	0.7	(0.5)	—	0.2
Net income	—		—	—	53.9	—	53.9
Foreign currency translation adjustment	—		—	—	—	63.2	63.2
Pension and other postretirement benefits adjustment, net of tax $0.0	—		—	—	—	(0.1)	(0.1)
Restricted stock units vested	0.6		—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.2)		—	(7.5)	—	—	(7.5)
Stock option exercises	1.4		—	28.1	—	—	28.1
Employee stock purchase plan(2)	—		—	0.5	—	—	0.5
Stock-based compensation	—		—	11.5	—	—	11.5
Balance, June 30, 2017	140.6		$1.4	$2,285.1	$(1,000.0)	$(326.8)	$959.7

(1)	Adjusted due to the adoption of ASU 2016-09 “Improvement to Employee Share-Based Payment Accounting” on January 1, 2017. Refer to “Note 2: Significant accounting policies” for more information.

(2)
During November 2016, our Board of Directors approved the Univar Employee Stock Purchase Plan, or ESPP, authorizing the issuances of up to 2.0 million shares of the Company's common stock effective January 1, 2017. The total number of shares issued under the plan for the first offering period from January through June 2017 was approximately 18,000 shares.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Notes to Condensed Consolidated Financial Statements
As of June 30, 2017 and
For the Three and Six Month Periods Ended June 30, 2017 and 2016
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
Recently issued and adopted accounting pronouncements
In March 2016, the FASB issued ASU 2016-09 “Compensation – Stock Compensation” (Topic 718) – “Improvement to Employee Share-Based Payment Accounting.” The core principal of the guidance is to simplify several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within such fiscal years. The guidance is to be applied using a modified retrospective method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The Company adopted the ASU as of January 1, 2017 which resulted in an increase of $0.5 million, net of tax $0.2 million in accumulated deficit and the offset of $0.7 million is recorded in additional paid-in capital within condensed consolidated balance sheet and statements of changes in stockholders' equity.
In October 2016, the FASB issued ASU 2016-17 “Consolidation” (Topic 810) - “Interests Held through Related Parties That Are under Common Control.” The core principle of the guidance is to provide amendments to the current consolidation guidance. The revised consolidation guidance modifies how a reporting entity that is a single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company adopted the ASU as of January 1, 2017 and the ASU is applied retrospectively to all relevant prior periods beginning with the fiscal year in which the amendments in ASU 2015-02 “Consolidation” (Topic 810) - “Amendments to the Consolidation Analysis” were applied. The adoption of this ASU had no material impact on the Company’s condensed consolidated financial statements.
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
The Company has established a project team who has completed a review of revenue streams and customer contracts to identify and evaluate the potential impacts of the provisions of ASC 606. The Company has accumulated information that will be necessary for implementation disclosures and is assessing the impact the adoption of ASU 2014-09 will have on its consolidated financial statements, related disclosures, and reporting processes. The Company is also in the process of identifying and drafting changes to processes and controls to meet the ASU's updated reporting and disclosure requirements and plans to update its assessment of the impact of the ASU through the date of adoption. Based on the analysis to date, the Company is revising its estimation processes related to arrangements that involve, among other items, potential returns of unused products, as well as revenue deferral where performance to date may have reached right to receive consideration. These changes could impact the timing of revenue recognition between quarters. The Company expects to adopt the new standard using the modified retrospective approach, under which the cumulative effect of initially applying the guidance is recognized as an adjustment to the opening balance of retained earnings in the first quarter of 2018 for contracts that still require performance by the entity, and disclose all line items in the year of adoption as if they were prepared under the old revenue guidance.
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
In May 2017, the FASB issued ASU 2017-09 “Compensation - Stock Compensation” (Topic 718) - “Scope of Modification Accounting.” The ASU provides clarity and reduces both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within such fiscal years. Early adoption is permitted, including adoption in an interim period. The guidance is to be applied prospectively. The Company is evaluating the impact of the ASU on its consolidated financial statements.

3.	Employee benefit plans
The following table summarizes the components of net periodic benefit recognized in the condensed consolidated statements of operations:

	Domestic - Defined Benefit Pension Plans
	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Service cost	$—	$—	$—	$—
Interest cost	7.7	8.0	15.4	16.0
Expected return on plan assets	(7.8)	(8.1)	(15.5)	(16.2)
Net periodic benefit	$(0.1)	$(0.1)	$(0.1)	$(0.2)

	Foreign - Defined Benefit Pension Plans
	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Service cost	$0.6	$0.7	$1.2	$1.3
Interest cost	4.0	4.7	7.9	9.4
Expected return on plan assets	(6.4)	(7.5)	(12.7)	(14.9)
Net periodic benefit	$(1.8)	$(2.1)	$(3.6)	$(4.2)

	Other Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Service cost	$—	$—	$—	$—
Interest cost	0.1	0.1	0.1	0.2
Prior service credits	—	(1.5)	—	(4.5)
Net periodic cost (benefit)	$0.1	$(1.4)	$0.1	$(4.3)

4.	Other operating expenses, net
Other operating expenses, net consisted of the following activity:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Acquisition and integration related expenses	$0.5	$2.4	$0.7	$4.3
Stock-based compensation expense	5.1	1.3	11.5	3.5
Restructuring charges	1.8	5.5	3.5	6.5
Business transformation costs	11.5	—	20.6	—
Other	5.3	2.3	7.7	2.7
Total other operating expenses, net	$24.2	$11.5	$44.0	$17.0

5.	Restructuring charges
Restructuring charges relate to the implementation of several regional strategic initiatives aimed at streamlining the Company’s cost structure and improving its operations. These actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. The following table presents cost information related to restructuring plans that have not been completed as of June 30, 2017 and does not contain any estimates for plans that may be developed and implemented in future periods.

(in millions)	USA	Canada	EMEA	ROW	Other	Total
Anticipated total costs
Employee termination costs	$16.8	$5.5	$21.6	$5.1	$5.9	$54.9
Facility exit costs	23.5	—	3.7	0.2	—	27.4
Other exit costs	1.7	—	6.8	—	0.8	9.3
Total	$42.0	$5.5	$32.1	$5.3	$6.7	$91.6

Incurred to date costs
Inception of plans through June 30, 2017
Employee termination costs	$16.8	$5.5	$21.6	$5.1	$5.9	$54.9
Facility exit costs	21.8	—	3.7	0.2	—	25.7
Other exit costs	1.7	—	6.8	—	0.8	9.3
Total	$40.3	$5.5	$32.1	$5.3	$6.7	$89.9

Inception of plans through December 31, 2016
Employee termination costs	$16.8	$5.2	$21.6	$4.4	$5.8	$53.8
Facility exit costs	19.6	—	3.5	0.2	—	23.3
Other exit costs	1.7	—	6.8	—	0.8	9.3
Total	$38.1	$5.2	$31.9	$4.6	$6.6	$86.4

The following table summarizes activity related to accrued liabilities associated with restructuring:

(in millions)	January 1, 2017	Charge to earnings	Cash paid	Non-cash and other	June 30, 2017
Employee termination costs	$6.9	$1.0	$(4.0)	$0.3	$4.2
Facility exit costs	13.2	2.5	(3.5)	—	12.2
Other exit costs	—	—	—	—	—
Total	$20.1	$3.5	$(7.5)	$0.3	$16.4

(in millions)	January 1, 2016	Charge to earnings	Cash paid	Non-cash and other	December 31, 2016
Employee termination costs	$31.0	$0.4	$(24.5)	$—	$6.9
Facility exit costs	15.5	6.0	(8.3)	—	13.2
Other exit costs	0.1	0.1	(0.2)	—	—
Total	$46.6	$6.5	$(33.0)	$—	$20.1

Restructuring liabilities of $7.4 million and $10.1 million were classified as current in other accrued expenses in the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively. The long-term portion of restructuring liabilities of $9.0 million and $10.0 million were recorded in other long-term liabilities in the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively, and primarily consists of facility exit costs that are expected to be paid within the next four years.
While the Company believes the recorded restructuring liabilities are adequate, revisions to current estimates may be recorded in future periods based on new information as it becomes available.

6.	Other (expense) income, net
Other (expense) income, net consisted of the following gains (losses):

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Foreign currency transactions	$(1.8)	$0.3	$(3.9)	$(2.4)
Foreign currency denominated loans revaluation	(5.4)	5.4	(8.4)	(9.3)
Undesignated foreign currency derivative instruments (1)	1.2	(0.9)	2.2	1.0
Undesignated interest rate swap contracts (1)	(4.8)	1.5	(4.8)	2.2
Debt amendment costs (2)	—	—	(4.2)	—
Other	(0.9)	(0.6)	(1.7)	0.8
Total other (expense) income, net	$(11.7)	$5.7	$(20.8)	$(7.7)

(1)	Refer to “Note 13: Derivatives” for more information.

(2)	Refer to “Note 10: Debt” for more information.

7.	Income taxes
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
The income tax expense for the three and six months ended June 30, 2017 was $7.3 million and $8.9 million, resulting in an effective tax rate of 18.9% and 14.2%, respectively. The Company’s effective tax rate for the three month and six month periods ended June 30, 2017 was lower than the US federal statutory rate of 35.0% primarily due to the mix of earnings in multiple jurisdictions, non-taxable interest income and the release of a valuation allowance on certain foreign tax attributes. Included in the $7.3 million and $8.9 million expense for the three and six months ended June 30, 2017 was a $1.3 million and $3.5 million benefit, respectively, related to excess tax benefits from share-based compensation.
The income tax expense for the three and six months ended June 30, 2016 was $0.9 million and $6.0 million, resulting in an effective tax rate of 2.2% and 10.0%, respectively. The Company’s effective tax rate for three months ended June 30, 2016 was lower than the US federal statutory rate of 35.0% primarily due to the mix of earnings in multiple jurisdictions, non-taxable interest income and the release of a valuation allowance on certain foreign tax attributes. The Company's effective tax rate for the six months ended June 30, 2016 was lower than the US federal statutory rate primarily due to the mix of earnings in multiple jurisdictions, non-taxable interest income and the release of a valuation allowance on certain foreign tax attributes.
Canadian General Anti-Avoidance Rule matters
In 2007, the outstanding shares of Univar N.V., the ultimate public company parent of the Univar group at that time, were acquired by investment funds advised by CVC. To facilitate the acquisition and leveraged financing of Univar N.V. by CVC, a restructuring of some of the companies in the Univar group, including its Canadian operating company, was completed (the “Restructuring”). In February 2013, the Canada Revenue Agency (“CRA”) issued a Notice of Assessment, asserting the General Anti-Avoidance Rule (“GAAR”) against the Company’s subsidiary Univar Holdco Canada ULC (“Univar Holdco”) for withholding tax of $29.4 million (Canadian), relating to this Restructuring. Univar Holdco appealed the assessment, and the matter was litigated in the Tax Court of Canada in June 2015. On June 22, 2016, the Tax Court of Canada issued its judgment in favor of the CRA. The Company subsequently appealed the judgment and a trial in the Federal Court of Canada occurred on May 10, 2017. The Company has not yet received the Federal Court of Canada's decision on the matter. A $52.1 million (Canadian) Letter of Credit, covering the initial assessment of $29.4 million (Canadian) and interest of $22.7 million (Canadian), has been issued with respect to this assessment.
In September 2014, also relating to the Restructuring, the CRA issued the 2008 and 2009 Notice of Reassessments for federal corporate income tax liabilities of $11.9 million (Canadian) and $11.0 million (Canadian), respectively, and a departure tax liability of $9.0 million (Canadian). Likewise, in April 2015, the Company’s subsidiary received the 2008 and 2009 Alberta Notice of Reassessments of $6.0 million (Canadian) and $5.8 million (Canadian), respectively. These Reassessments reflect the additional tax liability and interest relating to those tax years should the CRA be successful in its assertion of the GAAR relating to the

Restructuring described above. In accordance with the CRA's collection procedures, a $21.0 million (Canadian) Letter of Credit has been issued with respect to the federal assessment.
At June 30, 2017, the total Canadian federal and provincial tax liability assessed related to these matters, inclusive of interest of $41.5 million (Canadian), is $114.6 million (Canadian). The Company has not recorded any liabilities for these matters in its financial statements, as it believes it is more likely than not that the ruling will be reversed on appeal and the Company’s position will be sustained, along with the release of all Letters of Credit currently provided to the CRA.

8.	Earnings per share
The following table presents the basic and diluted earnings per share computations:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2017	2016	2017	2016
Basic:
Net income	$31.3	$39.8	$53.9	$53.8
Less: Earnings Allocated to Participating Securities	0.1	—	0.1	—
Earnings Allocated to Common Shares Outstanding	$31.2	$39.8	$53.8	$53.8
Weighted average common shares outstanding	140.1	137.6	139.8	137.6
Basic income per common share	$0.22	$0.29	$0.38	$0.39
Diluted:
Net income	$31.3	$39.8	$53.9	$53.8
Less: Earnings Allocated to Participating Securities	—	—	—	—
Earnings Allocated to Common Shares Outstanding	$31.3	$39.8	$53.9	$53.8
Weighted average common shares outstanding	140.1	137.6	139.8	137.6
Effect of dilutive securities: Stock compensation plans (1)	1.2	0.5	1.4	0.4
Weighted average common shares outstanding – diluted	141.3	138.1	141.2	138.0
Diluted income per common share	$0.22	$0.29	$0.38	$0.39

(1)
Stock options to purchase 0.9 million and 3.9 million shares of common stock were outstanding during the three months ended June 30, 2017 and 2016, respectively, but were not included in the calculation of diluted income per share as the impact of these stock options would have been anti-dilutive. Stock options to purchase 0.8 million and 4.2 million shares of common stock were outstanding during the six months ended June 30, 2017 and 2016, respectively, but were not included in the calculation of diluted income per share as the impact of these stock options would have been anti-dilutive.

9.	Accumulated other comprehensive loss
The following tables present the changes in accumulated other comprehensive loss by component, net of tax:

(in millions)	Defined benefit pension items	Currency translation items	Total
Balance as of December 31, 2016	$1.2	$(391.1)	$(389.9)
Other comprehensive income before reclassifications	—	63.2	63.2
Amounts reclassified from accumulated other comprehensive loss	(0.1)	—	(0.1)
Net current period other comprehensive (loss) income	$(0.1)	$63.2	$63.1
Balance as of June 30, 2017	$1.1	$(327.9)	$(326.8)

Balance as of December 31, 2015	$3.0	$(427.4)	$(424.4)
Other comprehensive income before reclassifications	—	66.7	66.7
Amounts reclassified from accumulated other comprehensive loss	(3.0)	—	(3.0)
Net current period other comprehensive (loss) income	$(3.0)	$66.7	$63.7
Balance as of June 30, 2016	$—	$(360.7)	$(360.7)

The following is a summary of the amounts reclassified from accumulated other comprehensive loss to net income:

	Three months ended June 30,
(in millions)	2017 (1)	2016 (1)	Location of impact on statement of operations
Amortization of defined benefit pension items:
Prior service credits	$(0.1)	$(1.5)	Warehousing, selling and administrative
Tax expense	—	0.3	Income tax expense
Net of tax	$(0.1)	$(1.2)
Total reclassifications for the period	$(0.1)	$(1.2)

	Six months ended June 30,
(in millions)	2017 (1)	2016 (1)	Location of impact on statement of operations
Amortization of defined benefit pension items:
Prior service credits	$(0.1)	$(4.5)	Warehousing, selling and administrative
Tax expense	—	1.5	Income tax expense
Net of tax	$(0.1)	$(3.0)
Total reclassifications for the period	$(0.1)	$(3.0)

(1)	Amounts in parentheses indicate credits to net income in the condensed consolidated statement of operations.
Refer to “Note 3: Employee benefit plans” for additional information regarding the amortization of defined benefit pension items.
Foreign currency gains and losses relating to intercompany borrowings that are considered a part of the Company’s investment in a foreign subsidiary are reflected in accumulated other comprehensive loss. There were no foreign currency gains and losses related to such intercompany borrowings for the three month period ended June 30, 2017 and there were $15.5 million in total foreign currency losses for the three month period ended June 30, 2016. Total foreign currency gains and losses related to such intercompany borrowings were $0.5 million in gains and $20.0 million in losses for the six month periods ended June 30, 2017 and 2016, respectively.

10.	Debt
Short-term financing
Short-term financing consisted of the following:

(in millions)	June 30, 2017	December 31, 2016
Amounts drawn under credit facilities	$10.4	$12.1
Bank overdrafts	9.0	13.2
Total short-term financing	$19.4	$25.3
As of June 30, 2017 and December 31, 2016, the Company had $179.4 million and $175.3 million in outstanding letters of credit and guarantees, respectively.
Long-term debt
Long-term debt consisted of the following:

(in millions)	June 30, 2017	December 31, 2016
Senior Term Loan Facilities:
Term B Loan Due 2022, variable interest rate of 3.98% and 4.25% at June 30, 2017 and December 31, 2016, respectively	$2,189.0	$2,024.4
Euro Tranche Term Loan Due 2022, variable interest rate of 4.25% at June 30, 2017 and December 31, 2016	93.1	259.9
Asset Backed Loan (ABL) Facilities:
North American ABL Facility Due 2020, variable interest rate of 2.97% and 4.25% at June 30, 2017 and December 31, 2016, respectively	222.5	152.0
North American ABL Term Loan Due 2018, variable interest rate of 4.05% and 3.75% at June 30, 2017 and December 31, 2016, respectively	50.0	83.3
Senior Unsecured Notes:
Senior Unsecured Notes due 2023, fixed interest rate of 6.75% at June 30, 2017 and December 31, 2016	399.5	399.5
Capital lease obligations	66.1	63.4
Total long-term debt before discount	$3,020.2	$2,982.5
Less: unamortized debt issuance costs and discount on debt	(25.4)	(28.5)
Total long-term debt	$2,994.8	$2,954.0
Less: current maturities	(99.3)	(109.0)
Total long-term debt, excluding current maturities	$2,895.5	$2,845.0

The weighted average interest rate on long-term debt was 4.60% and 4.84% as of June 30, 2017 and December 31, 2016, respectively.
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
As a result of this debt amendment, the Company recognized debt refinancing costs of $4.2 million in other (expense) income, net in the condensed consolidated statements of operations during the six months ended June 30, 2017. Refer to “Note 6: Other (expense) income, net” for further information. In addition, the Company recognized a loss on extinguishment of debt of $0.8 million in the six months ended June 30, 2017.

11.	Supplemental balance sheet information
Property, plant and equipment, net

(in millions)	June 30, 2017	December 31, 2016
Property, plant and equipment, at cost	$1,887.6	$1,831.0
Less: accumulated depreciation	(878.8)	(811.5)
Property, plant and equipment, net	$1,008.8	$1,019.5
Capital lease assets, net
Included within property, plant and equipment, net are assets related to capital leases where the Company is the lessee. The below table summarizes the cost and accumulated depreciation related to these assets:

(in millions)	June 30, 2017	December 31, 2016
Capital lease assets, at cost	$84.9	$76.5
Less: accumulated depreciation	(20.7)	(14.5)
Capital lease assets, net	$64.2	$62.0
Intangible assets, net
The gross carrying amounts and accumulated amortization of the Company’s intangible assets were as follows:

	June 30, 2017			December 31, 2016
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships	$843.4	$(550.1)	$293.3	$826.2	$(514.3)	$311.9
Other	176.4	(157.0)	19.4	178.2	(150.9)	27.3
Total intangible assets	$1,019.8	$(707.1)	$312.7	$1,004.4	$(665.2)	$339.2
Other intangible assets consist of intellectual property trademarks, trade names, supplier relationships, non-compete agreements and exclusive distribution rights.
Other accrued expenses
As of June 30, 2017, there were no other accrued expenses that were greater than five percent of total current liabilities. As of December 31, 2016, other accrued expenses that were greater than five percent of total current liabilities consisted of customer prepayments and deposits, which were $84.6 million.

12.    Fair value measurements
Items measured at fair value on a recurring basis
The following table presents the Company’s gross assets and liabilities measured on a recurring basis:

	Level 2		Level 3
(in millions)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Financial current assets:
Forward currency contracts	$0.4	$0.5	$—	$—
Financial noncurrent assets:
Interest rate swap contracts	3.5	9.8	—	—
Financial current liabilities:
Forward currency contracts	0.5	0.3	—	—
Interest rate swap contracts	5.5	5.6	—	—
Contingent consideration	—	—	0.4	1.6
Financial noncurrent liabilities:
Contingent consideration	—	—	0.5	5.9

The net amounts related to forward currency contracts included in prepaid and other current assets were $0.2 million and $0.5 million as of June 30, 2017 and December 31, 2016, respectively. The net amounts related to foreign currency contracts included in other accrued expenses were $0.3 million as of June 30, 2017 and December 31, 2016.
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

(in millions)	Contingent consideration
Fair value as of December 31, 2016	$7.5
Fair value adjustments	(2.5)
Payments	(3.2)
Gain on settlement	(0.9)
Fair value as of June 30, 2017	$0.9
The change in the fair value and payments related to the contingent consideration are recorded in the other, net line item of the operating activities within the condensed consolidated statement of cash flows.
Financial instruments not carried at fair value
The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	June 30, 2017		December 31, 2016
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt including current portion (Level 2)	$2,994.8	$3,045.0	$2,954.0	$3,019.1
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

13.    Derivatives
Interest rate swaps
The objective of the interest rate swap contracts is to offset the variability of cash flows in LIBOR indexed debt interest payments attributable to changes in the aforementioned benchmark interest rate related to the Term B Loan due 2022.
At June 30, 2017, the Company had interest rate swap contracts with a total notional amount of $2.0 billion whereby a fixed rate of interest (weighted-average of 1.70%) is paid and a variable rate of interest (three-month LIBOR) is received on the notional amount. The Company does not currently apply hedge accounting for the interest rate swap contracts, which will expire on June 30, 2020. The interest rate swap contracts initially included a LIBOR floor of 1.00%, which was removed on February 1, 2017, as part of the amendment to the interest rate swap contracts. The contracts were amended as a result of the amendment of Senior Term B loan agreement with US dollar denominated tranche on January 19, 2017. Refer to “Note 10: Debt” for additional information. As a result of the interest rate swap contracts amendment, the Company realized a gain of $1.4 million in other (expense) income, net in the condensed consolidated statement of operations. Changes in fair value of the interest rate swap contracts are also recognized directly in other (expense) income, net in the condensed consolidated statement of operations. Refer to “Note 6: Other (expense) income, net” for additional information.

The fair value of interest rate swaps is recorded either in prepaids and other current assets, other assets, other accrued expenses or other long-term liabilities in the condensed consolidated balance sheets. As of June 30, 2017 and December 31, 2016, a current liability of $5.5 million and $5.6 million was included in other accrued expenses, respectively. As of June 30, 2017 and December 31, 2016, a noncurrent asset of $3.5 million and $9.8 million was included in other assets, respectively.
The Company had interest rate swap contracts with a total notional amount of $1.0 billion which expired during June 2017.
Interest rate caps
The Company had interest rate caps with a notional amount of $800.0 million which expired during June 2017. As of June 30, 2017, the interest rate cap premiums have been fully amortized through interest expense within the condensed consolidated statements of operations.
Foreign currency derivatives
The Company uses forward currency contracts to hedge earnings from the effects of foreign exchange relating to certain of the Company’s intercompany and third-party receivables and payables denominated in a foreign currency. These derivative instruments are not formally designated as hedges by the Company and the terms of these instruments range from one to three months. Forward currency contracts are recorded at fair value in either prepaid expenses and other current assets or other accrued expenses in the condensed consolidated balance sheet, reflecting their short-term nature. The fair value adjustments and gains and losses are included in other (expense) income, net within the condensed consolidated statements of operations. Refer to “Note 6: Other (expense) income, net” for more information. The total notional amount of undesignated forward currency contracts were $98.2 million and $111.0 million as of June 30, 2017 and December 31, 2016, respectively.
Cash flows associated with derivative financial instruments are recognized in the operating section of the condensed consolidated statement of cash flows.

14.	Commitments and Contingencies
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
The Company is subject to liabilities from claims alleging personal injury from exposure to asbestos. The claims result primarily from an indemnification obligation related to Univar USA Inc.’s 1986 purchase of McKesson Chemical Company from McKesson Corporation (“McKesson”). Univar USA is also a defendant in a small number of asbestos claims. As of June 30, 2017, there were fewer than 278 asbestos-related claims for which the Company has liability for defense and indemnity pursuant to the indemnification obligation. The volume of such cases has decreased in recent quarters. Historically, the vast majority of the claims against both McKesson and Univar USA have been dismissed without payment. The Company does incur costs in defending these claims. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of these matters will have a material effect on its overall financial position, results of operations or cash flows. However, the Company cannot predict the outcome of any present or future claims or litigation and adverse developments could negatively impact earnings or cash flows in a particular future period.
Environmental
The Company is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively “environmental remediation work”) at approximately 129 locations, some that are now or were previously Company-owned/occupied and some that were never Company-owned/occupied (“non-owned sites”).
The Company’s environmental remediation work at some sites is being conducted pursuant to governmental proceedings or investigations. At other sites, the Company, with appropriate state or federal agency oversight and approval, is conducting the environmental remediation work voluntarily. The Company is currently undergoing remediation efforts or is in the process of active review of the need for potential remediation efforts at approximately 106 current or formerly Company-owned/occupied sites. In addition, the Company may be liable for a share of the clean-up of approximately 23 non-owned sites. These non-owned sites are typically (a) locations of independent waste disposal or recycling operations with alleged or confirmed contaminated soil and/or groundwater to which the Company may have shipped waste products or drums for re-conditioning, or (b) contaminated non-owned sites near historical sites owned or operated by the Company or its predecessors from which contamination is alleged to have arisen.
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
Changes in total environmental liabilities are as follows:

	Six months ended June 30,
(in millions)	2017	2016
Environmental liabilities at beginning of period	$95.8	$113.2
Revised obligation estimates	6.9	5.1
Environmental payments	(10.0)	(9.7)
Foreign exchange	0.3	(0.1)
Environmental liabilities at end of period	$93.0	$108.5
Environmental liabilities of $29.0 million and $30.2 million were classified as current in other accrued expenses in the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively. The long-term portion of environmental liabilities is recorded in other long-term liabilities in the condensed consolidated balance sheets.
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

15.     Segments
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
Financial information for the Company’s segments is as follows:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Three Months Ended June 30, 2017
Net sales:
External customers	$1,191.1	$492.4	$463.7	$99.8	$—	$2,247.0
Inter-segment	35.0	2.3	1.2	0.2	(38.7)	—
Total net sales	$1,226.1	$494.7	$464.9	$100.0	$(38.7)	$2,247.0
Cost of goods sold	950.4	427.2	360.2	81.5	(38.7)	1,780.6
Gross profit	$275.7	$67.5	$104.7	$18.5	$—	$466.4
Outbound freight and handling	47.3	9.2	13.8	1.6	—	71.9
Warehousing, selling and administrative	136.4	21.5	54.6	12.0	9.1	233.6
Adjusted EBITDA	$92.0	$36.8	$36.3	$4.9	$(9.1)	$160.9
Other operating expenses, net						24.2
Depreciation						34.1
Amortization						16.5
Interest expense, net						35.8
Other expense, net						11.7
Income tax expense						7.3
Net income						$31.3
Total assets	$3,643.1	$2,129.5	$972.2	$223.7	$(1,161.6)	$5,806.9

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Three Months Ended June 30, 2016
Net sales:
External customers	$1,212.8	$485.4	$459.9	$104.4	$—	$2,262.5
Inter-segment	25.0	1.7	1.0	—	(27.7)	—
Total net sales	$1,237.8	$487.1	$460.9	$104.4	$(27.7)	$2,262.5
Cost of goods sold	974.7	426.5	357.8	85.8	(27.7)	1,817.1
Gross profit	$263.1	$60.6	$103.1	$18.6	$—	$445.4
Outbound freight and handling	48.2	8.4	14.8	1.9	—	73.3
Warehousing, selling and administrative	131.7	20.7	55.3	12.5	3.7	223.9
Adjusted EBITDA	$83.2	$31.5	$33.0	$4.2	$(3.7)	$148.2
Other operating expenses, net						11.5
Depreciation						38.0
Amortization						23.3
Interest expense, net						40.4
Other income, net						(5.7)
Income tax expense						0.9
Net income						$39.8
Total assets	$4,012.8	$1,997.8	$990.3	$242.7	$(1,289.2)	$5,954.4

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Six Months Ended June 30, 2017
Net sales:
External customers	$2,342.0	$799.7	$903.4	$200.7	$—	$4,245.8
Inter-segment	66.2	4.1	2.5	0.3	(73.1)	—
Total net sales	$2,408.2	$803.8	$905.9	$201.0	$(73.1)	$4,245.8
Cost of goods sold	1,869.6	680.5	699.4	163.6	(73.1)	3,340.0
Gross profit	$538.6	$123.3	$206.5	$37.4	$—	$905.8
Outbound freight and handling	94.1	18.4	27.2	3.2	—	142.9
Warehousing, selling and administrative	270.8	43.3	107.1	22.6	15.9	459.7
Adjusted EBITDA	$173.7	$61.6	$72.2	$11.6	$(15.9)	$303.2
Other operating expenses, net						44.0
Depreciation						70.0
Amortization						33.2
Interest expense, net						71.6
Loss on extinguishment of debt						0.8
Other expense, net						20.8
Income tax expense						8.9
Net income						$53.9
Total assets	$3,643.1	$2,129.5	$972.2	$223.7	$(1,161.6)	$5,806.9

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Six Months Ended June 30, 2016
Net sales:
External customers	$2,400.3	$758.1	$897.3	$205.8	$—	$4,261.5
Inter-segment	51.9	4.0	2.4	—	(58.3)	—
Total net sales	$2,452.2	$762.1	$899.7	$205.8	$(58.3)	$4,261.5
Cost of goods sold	1,926.2	650.9	700.4	166.6	(58.3)	3,385.8
Gross profit	$526.0	$111.2	$199.3	$39.2	$—	$875.7
Outbound freight and handling	95.9	16.2	28.8	3.7	—	144.6
Warehousing, selling and administrative	266.1	41.8	109.2	23.4	8.3	448.8
Adjusted EBITDA	$164.0	$53.2	$61.3	$12.1	$(8.3)	$282.3
Other operating expenses, net						17.0
Depreciation						71.5
Amortization						45.3
Interest expense, net						81.0
Other expense, net						7.7
Income tax expense						6.0
Net income						$53.8
Total assets	$4,012.8	$1,997.8	$990.3	$242.7	$(1,289.2)	$5,954.4

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
The following is management’s discussion and analysis of the financial condition and results of operations for the three and six months ended June 30, 2017 as compared to the corresponding period in the prior year. This discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, set forth in this report under “Financial Statements” and our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations
The following tables set forth, for the periods indicated, certain statements of operations data first on the basis of reported data and then as a percentage of total net sales for the relevant period.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

	Three Months Ended				Favorable (unfavorable)	% Change	Impact of currency (1)
(in millions)	June 30, 2017		June 30, 2016
Net sales	$2,247.0	100.0%	$2,262.5	100.0%	$(15.5)	(0.7)%	(1.4)%
Cost of goods sold	1,780.6	79.2%	1,817.1	80.3%	36.5	(2.0)%	1.5%
Gross profit	$466.4	20.8%	$445.4	19.7%	$21.0	4.7%	(1.3)%
Operating expenses:
Outbound freight and handling	71.9	3.2%	73.3	3.2%	1.4	(1.9)%	1.0%
Warehousing, selling and administrative	233.6	10.4%	223.9	9.9%	(9.7)	4.3%	0.9%
Other operating expenses, net	24.2	1.1%	11.5	0.5%	(12.7)	110.4%	(1.7)%
Depreciation	34.1	1.5%	38.0	1.7%	3.9	(10.3)%	0.8%
Amortization	16.5	0.7%	23.3	1.0%	6.8	(29.2)%	1.7%
Total operating expenses	$380.3	16.9%	$370.0	16.4%	$(10.3)	2.8%	0.9%
Operating income	$86.1	3.8%	$75.4	3.3%	$10.7	14.2%	(3.4)%
Other (expense) income:
Interest income	0.8	—%	1.0	—%	(0.2)	(20.0)%	—%
Interest expense	(36.6)	(1.6)%	(41.4)	(1.8)%	4.8	(11.6)%	0.2%
Other (expense) income, net	(11.7)	(0.5)%	5.7	0.3%	(17.4)	N/M	12.3%
Total other expense	$(47.5)	(2.1)%	$(34.7)	(1.5)%	$(12.8)	36.9%	2.3%
Income before income taxes	38.6	1.7%	40.7	1.8%	(2.1)	(5.2)%	(4.4)%
Income tax expense	7.3	0.3%	0.9	—%	(6.4)	711.1%	(677.8)%
Net income	$31.3	1.4%	$39.8	1.8%	$(8.5)	(21.4)%	(19.8)%

(1)	Foreign currency translation is included in the percentage change. Unfavorable impacts from foreign currency translation are designated with parentheses.
Net sales

Net sales percentage change due to:
Reported sales volumes	(5.8)%
Sales pricing and product mix	6.5%
Foreign currency translation	(1.4)%
Total	(0.7)%
Net sales were $2,247.0 million for the three months ended June 30, 2017, a decrease of $15.5 million, or 0.7%, from the three months ended June 30, 2016. The decrease in net sales from reported sales volumes was driven by the USA, EMEA, and Rest of World segments, partially offset by higher sales volumes in the Canada segment. The increase in net sales from changes in sales pricing and product mix was driven by the USA, EMEA, and Rest of World segments, partially offset by a decrease in the Canada segment. Foreign currency translation decreased net sales, due to the US dollar strengthening against the British pound, euro, Canadian dollar, and Mexican peso, partially offset by the weakening of the US dollar against the Brazilian real. Refer to the “Segment results” for the three months ended June 30, 2017 discussion for additional information.
Gross profit

Gross profit percentage change due to:
Reported sales volumes	(5.8)%
Sales pricing, product costs and other adjustments	11.8%
Foreign currency translation	(1.3)%
Total	4.7%

Gross profit increased $21.0 million, or 4.7%, to $466.4 million for the three months ended June 30, 2017. The decrease in gross profit from reported sales volumes was driven by the USA, EMEA, and Rest of World segments, partially offset by higher sales volumes in the Canada segment. The increase in gross profit from changes in sales pricing, product costs and other adjustments was driven by all of our segments. Gross margin, which we define as gross profit divided by net sales, increased to 20.8% for the three months ended June 30, 2017 from 19.7% for the three months ended June 30, 2016 primarily due to favorable product mix and focused margin management efforts. Foreign currency translation decreased gross profit due to the strengthening of the US dollar against the British pound, euro, Canadian dollar, and Mexican peso, partially offset by the weakening of the US dollar against the Brazilian real. Refer to the “Segment results” for the three months ended June 30, 2017 discussion for additional information.
Outbound freight and handling
Outbound freight and handling expenses decreased $1.4 million, or 1.9%, to $71.9 million for the three months ended June 30, 2017. Foreign currency translation decreased outbound freight and handling expense by 1.0%, or $0.7 million. On a constant currency basis, outbound freight and handling expenses decreased 0.9%, or $0.7 million primarily due to lower reported sales volumes offset by higher delivery costs resulting from changes in product mix, market capacity constraints, and higher fuel costs. Refer to the “Segment results” for the three months ended June 30, 2017 discussion for additional information.
Warehousing, selling and administrative
Warehousing, selling and administrative expenses increased $9.7 million, or 4.3%, to $233.6 million for the three months ended June 30, 2017. Foreign currency translation decreased warehousing, selling and administrative expenses by 0.9%, or $2.0 million. On a constant currency basis, the $11.7 million increase is primarily due to higher personnel costs of $13.9 million primarily due to higher variable compensation expense and $3.6 million in higher outsourced services and consulting fees. The increases were partially offset by $0.9 million in lower legal fees and $0.8 million in lower insurance expense. The remaining $4.1 million decrease related to several insignificant components. Refer to the “Segment results” for the three months ended June 30, 2017 discussion for additional information.
Other operating expenses, net
Other operating expenses, net increased $12.7 million from $11.5 million for the three months ended June 30, 2016 to $24.2 million for the three months ended June 30, 2017. The increase was primarily related to $11.5 million of costs incurred to support the transformation of the US business and $3.8 million of higher stock-based compensation. The increase was partially offset by $3.7 million in lower restructuring charges and $1.9 million in lower acquisition and integration related expenses. The remaining $3.0 million increase related to several insignificant components. Foreign currency translation increased other operating expenses, net by 1.7%, or $0.2 million. Refer to “Note 4: Other operating expenses, net” and “Note 5: Restructuring charges” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Depreciation and amortization
Depreciation expense decreased $3.9 million, or 10.3%, to $34.1 million for the three months ended June 30, 2017. Foreign currency translation decreased depreciation expense by 0.8%, or $0.3 million. On a constant currency basis, the $3.6 million decrease was primarily related to the second quarter 2016 reassessment of useful lives of certain internally developed software which were fully depreciated by May 2017. The decrease in depreciation expense also resulted from asset retirements.
Amortization expense decreased $6.8 million, or 29.2%, to $16.5 million for the three months ended June 30, 2017. Foreign currency translation decreased amortization expense by 1.7%, or $0.4 million. On a constant currency basis, the decrease of $6.4 million was primarily driven by the third quarter 2016 impairment charge which reduced the intangible asset base along with lower expense related to intangibles reaching the end of their useful life.
Interest expense
Interest expense decreased $4.8 million, or 11.6%, to $36.6 million for the three months ended June 30, 2017 primarily due to lower average outstanding borrowings, as well as lower interest rates related to the January 2017 debt amendment of the Senior Term B loan agreement.
Other (expense) income, net
Other (expense) income, net changed by $17.4 million from an income of $5.7 million for the three months ended June 30, 2016 to an expense of $11.7 million for the three months ended June 30, 2017. The change was primarily driven by foreign currency denominated loan revaluation losses of $5.4 million primarily resulting from the revaluation of the Euro Tranche Term Loan in the three months ended June 30, 2017 compared to the gains of $5.4 million in the three months ended June 30, 2016. The change was also driven by the mark-to-market loss for interest rate swaps of $4.8 million in the three months ended June 30, 2017 compared to the gains of $1.5 million in the three months ended June 30, 2016. The remaining $0.3 million change is related to several insignificant components. Refer to “Note 6: Other expense, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Income tax expense
Income tax expense increased $6.4 million from $0.9 million for the three months ended June 30, 2016 to $7.3 million for the three months ended June 30, 2017 with the impact of a slight decrease in earnings offset by an unfavorable discrete item expense. As compared to the $0.4 million of discrete benefit recorded for the three months of 2016, $0.1 million of discrete expense was recorded for the three month period ended June 30, 2017.
In April 2017 President Trump signed an Executive Order directing the US Department of the Treasury (“Treasury”) to review tax regulations adopted over the past 18 months under former President Obama. In July 2017, Treasury issued Notice 2017-38 which initially identified certain tax regulations which met the criteria established by the Executive Order. The Company’s income tax expense was negatively impacted in December 2016 by a $47.3 million charge due to a tax regulation relating to the unrealized foreign exchange loss of non US branches which is currently under review by Treasury. Should the tax regulation be repealed, the Company would expect a favorable impact to its income tax expense during the quarter the law is enacted. Treasury expects to release its recommendation by September 2017.

Segment results
Our Adjusted EBITDA by operating segment and in aggregate is summarized in the following tables:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Three months ended June 30, 2017
Net sales:
External customers	$1,191.1	$492.4	$463.7	$99.8	$—	$2,247.0
Inter-segment	35.0	2.3	1.2	0.2	(38.7)	—
Total net sales	$1,226.1	$494.7	$464.9	$100.0	$(38.7)	$2,247.0
Cost of goods sold	950.4	427.2	360.2	81.5	(38.7)	1,780.6
Gross profit	$275.7	$67.5	$104.7	$18.5	$—	$466.4
Outbound freight and handling	47.3	9.2	13.8	1.6	—	71.9
Warehousing, selling and administrative	136.4	21.5	54.6	12.0	9.1	233.6
Adjusted EBITDA	$92.0	$36.8	$36.3	$4.9	$(9.1)	$160.9
Other operating expenses, net						24.2
Depreciation						34.1
Amortization						16.5
Interest expense, net						35.8
Other expense, net						11.7
Income tax expense						7.3
Net income						$31.3

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Three months ended June 30, 2016
Net sales:
External customers	$1,212.8	$485.4	$459.9	$104.4	$—	$2,262.5
Inter-segment	25.0	1.7	1.0	—	(27.7)	—
Total net sales	$1,237.8	$487.1	$460.9	$104.4	$(27.7)	$2,262.5
Cost of goods sold	974.7	426.5	357.8	85.8	(27.7)	1,817.1
Gross profit	$263.1	$60.6	$103.1	$18.6	$—	$445.4
Outbound freight and handling	48.2	8.4	14.8	1.9	—	73.3
Warehousing, selling and administrative	131.7	20.7	55.3	12.5	3.7	223.9
Adjusted EBITDA	$83.2	$31.5	$33.0	$4.2	$(3.7)	$148.2
Other operating expenses, net						11.5
Depreciation						38.0
Amortization						23.3
Interest expense, net						40.4
Other income, net						(5.7)
Income tax expense						0.9
Net income						$39.8

(1)
Other/Eliminations represents the elimination of intersegment transactions as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.

USA.

Net sales percentage change due to:		Gross profit percentage change due to:
Reported sales volumes	(7.3)%	Reported sales volumes	(7.3)%
Sales pricing and product mix	5.5%	Sales pricing, product costs and other adjustments	12.1%
Total	(1.8)%	Total	4.8%
External sales in the USA segment were $1,191.1 million, a decrease of $21.7 million, or 1.8%, for the three months ended June 30, 2017 due to lower sales volumes, partially offset by higher average selling prices resulting from the Company's efforts to improve its sales force effectiveness and margin management initiatives. Gross profit increased $12.6 million, or 4.8%, to $275.7 million for the three months ended June 30, 2017. Gross profit increased due to sales pricing primarily due to higher average selling prices and increased sales of higher margin products. Gross margin increased from 21.7% for the three months ended June 30, 2016 to 23.1% during the three months ended June 30, 2017 primarily due to the factors impacting gross profit discussed above.
Outbound freight and handling expenses decreased $0.9 million, or 1.9%, to $47.3 million for the three months ended June 30, 2017 primarily due to lower reported sales volumes, partially offset by higher delivery costs resulting from a combination of market capacity constraints and higher fuel costs. Operating expenses increased $4.7 million, or 3.6%, to $136.4 million for the three months ended June 30, 2017 of which $8.8 million is attributable to higher personnel expenses primarily driven by higher variable compensation expense and $1.2 million of higher outsourced services and consulting fees, partially offset by $1.1 million in lower environmental remediation expense, $0.8 million in lower insurance expense, and $0.5 million of lower lease expenses. The remaining $2.9 million decrease related to several insignificant components. Operating expenses as a percentage of external sales increased from 10.9% for the three months ended June 30, 2016 to 11.5% for the three months ended June 30, 2017.
Adjusted EBITDA increased by $8.8 million, or 10.6%, to $92.0 million for the three months ended June 30, 2017. Adjusted EBITDA margin increased from 6.9% in the three months ended June 30, 2016 to 7.7% for the three months ended June 30, 2017 primarily as a result of higher gross margin, partially offset by increased operating expenses as a percentage of sales.
Canada.

Net sales percentage change due to:		Gross profit percentage change due to:
Reported sales volumes	8.5%	Reported sales volumes	8.5%
Sales pricing and product mix	(4.4)%	Sales pricing, product costs and other adjustments	6.9%
Foreign currency translation	(2.7)%	Foreign currency translation	(4.0)%
Total	1.4%	Total	11.4%
External sales in the Canada segment were $492.4 million, an increase of $7.0 million, or 1.4%, for the three months ended June 30, 2017. Foreign currency translation decreased external sales dollars as the US dollar strengthened against the Canadian dollar when comparing the three months ended June 30, 2017 to the three months ended June 30, 2016. On a constant currency basis, external sales dollars increased $20.2 million, or 4.1%. The increase in external net sales was driven by higher reported sales volumes across all regions. The decrease in external net sales from changes in sales pricing was primarily driven by a change in market and product mix as a result of a soft agricultural season. Gross profit increased $6.9 million, or 11.4%, to $67.5 million in the three months ended June 30, 2017. Gross profit increased primarily due to sales pricing and product cost improvements in the energy and industrial end markets driven by product mix and margin management efforts and higher supplier rebates during the three months ended June 30, 2017. Gross margin increased from 12.5% for the three months ended June 30, 2016 to 13.7% for the three months ended June 30, 2017 primarily due to the factors impacting gross profit discussed above.
Outbound freight and handling expenses increased $0.8 million, or 9.5%, to $9.2 million for the three months ended June 30, 2017 primarily due to higher reported sales volumes and higher delivery costs resulting from changes in end market and product mix. Operating expenses increased by $0.8 million, or 3.9%, to $21.5 million for the three months ended June 30, 2017, and increased as a percentage of external sales from 4.3% for the three months ended June 30, 2016 to 4.4% for the three months ended June 30, 2017. Foreign currency translation decreased operating expenses by 4.3%, or $0.9 million. On a constant currency basis, operating expenses increased $1.7 million, or 8.2%, primarily due to increased personnel expenses of $1.2 million driven by higher variable compensation expense. The remaining $0.5 million increase related to several insignificant components.

Adjusted EBITDA increased by $5.3 million, or 16.8%, to $36.8 million for the three months ended June 30, 2017. Foreign currency translation decreased Adjusted EBITDA by 3.5%, or $1.1 million. On a constant currency basis, Adjusted EBITDA increased $6.4 million, or 20.3%, primarily due to increased gross profit. Adjusted EBITDA margin increased from 6.5% for the three months ended June 30, 2016 to 7.5% for the three months ended June 30, 2017 primarily as a result of higher gross margin, partially offset by higher outbound freight and handling expenses as a percentage of sales.
EMEA.

Net sales percentage change due to:		Gross profit percentage change due to:
Reported sales volumes	(6.6)%	Reported sales volumes	(6.6)%
Sales pricing and product mix	11.7%	Sales pricing, product costs and other adjustments	12.0%
Foreign currency translation	(4.3)%	Foreign currency translation	(3.8)%
Total	0.8%	Total	1.6%
External sales in the EMEA segment were $463.7 million, an increase of $3.8 million, or 0.8%, for the three months ended June 30, 2017, primarily due to higher average selling prices driven by mix improvement, and margin management initiatives, partially offset by lower volumes primarily due to three less selling days for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Foreign currency translation decreased external sales dollars resulting from the US dollar strengthening against the British pound and the euro, when comparing the three months ended June 30, 2017 to the three months ended June 30, 2016. Gross profit increased $1.6 million, or 1.6%, to $104.7 million in the three months ended June 30, 2017. Gross profit increased due to changes in sales pricing, product costs and other adjustments primarily due to increased sales of higher margin pharmaceutical finished goods as well as the continued impact of favorable product and end market mix. Gross margin increased from 22.4% for the three months ended June 30, 2016 to 22.6% for the three months ended June 30, 2017 primarily due to the factors discussed above.
Outbound freight and handling expenses decreased $1.0 million, or 6.8%, to $13.8 million, primarily due to lower reported sales volumes. Operating expenses decreased $0.7 million, or 1.3%, to $54.6 million for the three months ended June 30, 2017, and decreased as a percentage of external sales from 12.0% for the three months ended June 30, 2016 to 11.8% for the three months ended June 30, 2017. Foreign currency translation decreased operating expenses by 2.2%, or $1.2 million. On a constant currency basis, operating expenses increased $0.5 million, or 0.9%, which was primarily due to higher environmental remediation expense of $0.8 million. The remaining $0.3 million offsetting decrease related to several other insignificant components.
Adjusted EBITDA increased by $3.3 million, or 10.0%, to $36.3 million for the three months ended June 30, 2017. Foreign currency translation decreased Adjusted EBITDA by 7.0%, or $2.3 million. On a constant currency basis, Adjusted EBITDA increased $5.6 million, or 17.0%. Adjusted EBITDA growth in the quarter can be attributed to increased sales of pharmaceutical finished goods, along with improved sales force execution and margin management initiatives and continued reductions in outbound freight and handling expenses. For the three months ended June 30, 2017, the pharmaceutical finished goods product line represented approximately 30% of Adjusted EBIDTA in the EMEA segment. Adjusted EBITDA margin increased from 7.2% for the three months ended June 30, 2016 to 7.8% for the three months ended June 30, 2017 primarily due to higher gross margin and lower outbound freight and handling expenses and operating expenses as a percentage of sales.
Rest of World.

Net sales percentage change due to:		Gross profit percentage change due to:
Reported sales volumes	(16.0)%	Reported sales volumes	(16.0)%
Sales pricing and product mix	11.0%	Sales pricing, product costs and other adjustments	12.8%
Foreign currency translation	0.6%	Foreign currency translation	2.7%
Total	(4.4)%	Total	(0.5)%
External sales in the Rest of World segment were $99.8 million, a decrease of $4.6 million, or 4.4%, for the three months ended June 30, 2017. Foreign currency translation increased external sales dollars when comparing the three months ended June 30, 2017 to the three months ended June 30, 2016 primarily due to the US dollar weakening against the Brazilian real, partially offset by the US dollar strengthening against the Mexican peso. The decrease in external net sales from reported sales volumes was due to weak industrial demand and in particular lower demand in upstream oil and gas products and solvents in Mexico. The increase in external net sales from changes in sales pricing and product mix was primarily due to favorable product mix and higher average selling prices resulting from the Company's efforts to improve its sales force effectiveness. Gross profit decreased $0.1 million, or 0.5%, to $18.5 million for the three months ended June 30, 2017 as margin management efforts largely offset lower volumes across the region. Gross margin increased from 17.8% for the three months ended June 30, 2016 to 18.5% for the three months ended June 30, 2017 primarily due to the factors discussed above.
Outbound freight and handling expenses decreased $0.3 million, or 15.8%, to $1.6 million for the three months ended June 30, 2017, primarily due to delivery cost efficiencies resulting from changes in product mix and lower volumes. Operating expenses decreased $0.5 million, or 4.0%, to $12.0 million for the three months ended June 30, 2017 and were flat as a percentage of external sales at 12.0% when comparing the three months ended June 30, 2016 to the three months ended June 30, 2017. Foreign currency translation increased operating expenses by 2.4%, or $0.3 million. On a constant currency basis, operating expenses decreased $0.8 million, or 6.4%, due to several insignificant components.
Adjusted EBITDA increased by $0.7 million, or 16.7%, to $4.9 million for the three months ended June 30, 2017. Foreign currency translation increased Adjusted EBITDA by 4.8%, or $0.2 million. On a constant currency basis, Adjusted EBITDA increased $0.5 million, or 11.9%, primarily due to the benefit from reductions in outbound freight and handling expenses and operating expenses, partially offset by gross profit reductions. Adjusted EBITDA margin increased from 4.0% for the three months ended June 30, 2016 to 4.9% for the three months ended June 30, 2017 primarily due to lower outbound freight and handling expenses as a percentage of sales.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

	Six Months Ended				Favorable (unfavorable)	% Change	Impact of currency (1)
(in millions)	June 30, 2017		June 30, 2016
Net sales	$4,245.8	100.0%	$4,261.5	100.0%	$(15.7)	(0.4)%	(1.1)%
Cost of goods sold	3,340.0	78.7%	3,385.8	79.5%	45.8	(1.4)%	1.2%
Gross profit	$905.8	21.3%	$875.7	20.5%	$30.1	3.4%	(1.0)%
Operating expenses:
Outbound freight and handling	142.9	3.4%	144.6	3.4%	1.7	(1.2)%	0.7%
Warehousing, selling and administrative	459.7	10.8%	448.8	10.5%	(10.9)	2.4%	2.1%
Other operating expenses, net	44.0	1.0%	17.0	0.4%	(27.0)	158.8%	(1.8)%
Depreciation	70.0	1.6%	71.5	1.7%	1.5	(2.1)%	0.6%
Amortization	33.2	0.8%	45.3	1.1%	12.1	(26.7)%	0.9%
Total operating expenses	$749.8	17.7%	$727.2	17.1%	$(22.6)	3.1%	0.6%
Operating income	$156.0	3.7%	$148.5	3.5%	$7.5	5.1%	(3.0)%
Other (expense) income:
Interest income	1.7	—%	1.9	—%	(0.2)	(10.5)%	—%
Interest expense	(73.3)	(1.7)%	(82.9)	(1.9)%	9.6	(11.6)%	0.4%
Loss on extinguishment of debt	(0.8)	—%	—	—%	(0.8)	100.0%	—%
Other expense, net	(20.8)	(0.5)%	(7.7)	(0.2)%	(13.1)	170.1%	23.4%
Total other expense	$(93.2)	(2.2)%	$(88.7)	(2.1)%	$(4.5)	5.1%	2.4%
Income before income taxes	62.8	1.5%	59.8	1.4%	3.0	5.0%	(4.0)%
Income tax expense	8.9	0.2%	6.0	0.1%	(2.9)	48.3%	(113.3)%
Net income	$53.9	1.3%	$53.8	1.3%	$0.1	0.2%	(17.1)%

(1)	Foreign currency translation is included in the percentage change. Unfavorable impacts from foreign currency translation are designated with parentheses.
Net sales

Net sales percentage change due to:
Acquisitions	0.1%
Reported sales volumes	(4.6)%
Sales pricing and product mix	5.2%
Foreign currency translation	(1.1)%
Total	(0.4)%

Net sales were $4,245.8 million for the six months ended June 30, 2017, a decrease of $15.7 million, or 0.4%, from the six months ended June 30, 2016. The increase in net sales from acquisitions was driven by the March 2016 Nexus Ag acquisition in Canada and the March 2016 Bodine acquisition in the USA. The decrease in net sales from reported sales volumes was driven by the USA, EMEA, and Rest of World segments, partially offset by higher sales volumes in the Canada segment. The increase in net sales from changes in sales pricing and product mix was driven by the USA, EMEA, and Rest of World segments, partially offset by a decrease in the Canada segment. Foreign currency translation decreased net sales, due to the US dollar strengthening against the British pound, euro, Canadian dollar, and Mexican peso, partially offset by the weakening of the US dollar against the Brazilian real. Refer to the “Segment results” for the six months ended June 30, 2017 discussion for additional information.
Gross profit

Gross profit percentage change due to:
Acquisitions	0.2%
Reported sales volumes	(4.6)%
Sales pricing, product costs and other adjustments	8.8%
Foreign currency translation	(1.0)%
Total	3.4%
Gross profit increased $30.1 million, or 3.4%, to $905.8 million for the six months ended June 30, 2017. The increase in gross profit from acquisitions was driven by the March 2016 Bodine acquisition in the USA and March 2016 Nexus Ag acquisition in Canada. The decrease in gross profit from reported sales volumes was driven by the USA, EMEA, and Rest of World segments, partially offset by higher sales volumes in the Canada segment. The increase in gross profit from changes in sales pricing, product costs and other adjustments was driven by all of our segments. Gross margin, which we define as gross profit divided by net sales, increased to 21.3% for the six months ended June 30, 2017 from 20.5% for the six months ended June 30, 2016 primarily due to favorable product mix and focused margin management efforts. Foreign currency translation decreased gross profit due to the strengthening of the US dollar against the British pound, euro, Canadian dollar, and Mexican peso, partially offset by the weakening of the US dollar against the Brazilian real. Refer to the “Segment results” for the six months ended June 30, 2017 discussion for additional information.
Outbound freight and handling
Outbound freight and handling expenses decreased $1.7 million, or 1.2%, to $142.9 million for the six months ended June 30, 2017. Foreign currency translation decreased outbound freight and handling expense by 0.7%, or $1.0 million. On a constant currency basis, outbound freight and handling expenses decreased 0.5%, or $0.7 million primarily due to lower reported sales volumes offset by higher delivery costs resulting from changes in product mix, market capacity constraints, and increasing fuel prices. Refer to the “Segment results” for the six months ended June 30, 2017 discussion for additional information.
Warehousing, selling and administrative
Warehousing, selling and administrative expenses increased $10.9 million, or 2.4%, to $459.7 million for the six months ended June 30, 2017. Foreign currency translation decreased warehousing, selling and administrative expenses by 2.1%, or $3.2 million. On a constant currency basis, the $14.1 million increase is primarily due to higher personnel costs of $22.1 million primarily driven by higher variable compensation expense, including the absence of $4.5 million in prior service credits recognized in 2016 related to the US retiree health care plan, partially offset by $2.3 million in lower lease expense, driven by site closures, and $0.9 million in lower insurance expense. The remaining $4.8 million decrease related to several insignificant components. Refer to the “Segment results” for the six months ended June 30, 2017 discussion for additional information.
Other operating expenses, net
Other operating expenses, net increased $27.0 million from $17.0 million for the six months ended June 30, 2016 to $44.0 million for the six months ended June 30, 2017. The increase was primarily related to $20.6 million of costs incurred to support the transformation of the US business, $8.0 million of higher stock-based compensation, and $3.2 million of higher non-program specific severance costs. The increase was partially offset by $3.6 million in lower acquisition and integration related expenses and $3.0 million in lower restructuring charges. The remaining $1.8 million increase related to several insignificant components. Foreign currency translation increased other operating expenses, net by 1.8%, or $0.3 million. Refer to “Note 4: Other operating expenses, net” and “Note 5: Restructuring charges” in Item 1 of this Quarterly Report on Form 10-Q for additional information.

Depreciation and amortization
Depreciation expense decreased $1.5 million, or 2.1%, to $70.0 million for the six months ended June 30, 2017. Foreign currency translation decreased depreciation expense by 0.6%, or $0.4 million. On a constant currency basis, the $1.1 million decrease was primarily due to asset retirements, partially offset by the increase in depreciation expense due to the second quarter 2016 reassessment of useful lives of certain internally developed software.
Amortization expense decreased $12.1 million, or 26.7%, to $33.2 million for the six months ended June 30, 2017. Foreign currency translation decreased amortization expense by 0.9%, or $0.4 million. On a constant currency basis, the decrease of $11.7 million was primarily driven by the third quarter 2016 impairment charge which reduced the intangible asset base along with lower expense related to intangibles reaching the end of their useful life.
Interest expense
Interest expense decreased $9.6 million, or 11.6%, to $73.3 million for the six months ended June 30, 2017 primarily due to lower average outstanding borrowings, as well as lower interest rates related to the January 2017 debt amendment of the Senior Term B loan agreement.
Loss on extinguishment of debt
Loss on extinguishment of debt included $0.8 million for the six months ended June 30, 2017 due to the write off of unamortized debt discount and debt issuance costs related to the January 2017 debt amendment of the Senior Term B loan agreement.
Other expense, net
Other expense, net increased $13.1 million from $7.7 million for the six months ended June 30, 2016 to $20.8 million for the six months ended June 30, 2017. The increase was primarily due to the $7.0 million increase from the mark-to-market loss for interest rate swaps of $4.8 million in the three months ended June 30, 2017 compared to the gains of $2.2 million in the three months ended June 30, 2016. The increase was also driven by the $4.2 million in fees related to the January 2017 debt amendment of the Senior Term B loan agreement. The remaining $1.9 million increase is related to several insignificant components. Refer to “Note 6: Other expense, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Income tax expense
Income tax expense increased $2.9 million from $6.0 million for the six months ended June 30, 2016 to $8.9 million for the six months ended June 30, 2017 with the impact of an increase in earnings offset by a favorable discrete item benefit. As compared to the $0.9 million of discrete benefit for the six months of 2016, $3.8 million of discrete benefit was recorded for the six month period ended June 30, 2017 of which a $3.5 million benefit is related to excess tax benefits from share-based compensation.
In April 2017 President Trump signed an Executive Order directing the US Department of the Treasury (“Treasury”) to review tax regulations adopted over the past 18 months under former President Obama. In July 2017, Treasury issued Notice 2017-38 which initially identified certain tax regulations which met the criteria established by the Executive Order. The Company’s income tax expense was negatively impacted in December 2016 by a $47.3 million charge due to a tax regulation relating to the unrealized foreign exchange loss of non US branches which is currently under review by Treasury. Should the tax regulation be repealed, the Company would expect a favorable impact to its income tax expense during the quarter the law is enacted. Treasury expects to release its recommendation by September 2017.

Segment results
Our Adjusted EBITDA by operating segment and in aggregate is summarized in the following tables:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Six months ended June 30, 2017
Net sales:
External customers	$2,342.0	$799.7	$903.4	$200.7	$—	$4,245.8
Inter-segment	66.2	4.1	2.5	0.3	(73.1)	—
Total net sales	$2,408.2	$803.8	$905.9	$201.0	$(73.1)	$4,245.8
Cost of goods sold	1,869.6	680.5	699.4	163.6	(73.1)	3,340.0
Gross profit	$538.6	$123.3	$206.5	$37.4	$—	$905.8
Outbound freight and handling	94.1	18.4	27.2	3.2	—	142.9
Warehousing, selling and administrative	270.8	43.3	107.1	22.6	15.9	459.7
Adjusted EBITDA	$173.7	$61.6	$72.2	$11.6	$(15.9)	$303.2
Other operating expenses, net						44.0
Depreciation						70.0
Amortization						33.2
Interest expense, net						71.6
Loss on extinguishment of debt						0.8
Other expense, net						20.8
Income tax expense						8.9
Net income						$53.9

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Six Months Ended June 30, 2016
Net sales:
External customers	$2,400.3	$758.1	$897.3	$205.8	$—	$4,261.5
Inter-segment	51.9	4.0	2.4	—	(58.3)	—
Total net sales	$2,452.2	$762.1	$899.7	$205.8	$(58.3)	$4,261.5
Cost of goods sold	1,926.2	650.9	700.4	166.6	(58.3)	3,385.8
Gross profit	$526.0	$111.2	$199.3	$39.2	$—	$875.7
Outbound freight and handling	95.9	16.2	28.8	3.7	—	144.6
Warehousing, selling and administrative	266.1	41.8	109.2	23.4	8.3	448.8
Adjusted EBITDA	$164.0	$53.2	$61.3	$12.1	$(8.3)	$282.3
Other operating expenses, net						17.0
Depreciation						71.5
Amortization						45.3
Interest expense, net						81.0
Other expense, net						7.7
Income tax expense						6.0
Net income						$53.8

(1)
Other/Eliminations represents the elimination of intersegment transactions as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.

USA.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	0.1%	Acquisitions	0.2%
Reported sales volumes	(6.5)%	Reported sales volumes	(6.5)%
Sales pricing and product mix	4.0%	Sales pricing, product costs and other adjustments	8.7%
Total	(2.4)%	Total	2.4%
External sales in the USA segment were $2,342.0 million, a decrease of $58.3 million, or 2.4%, for the six months ended June 30, 2017 due to lower sales volumes, partially offset by higher average selling prices resulting from the Company's efforts to improve its sales force effectiveness and margin management initiatives. The increase in external net sales from acquisitions was due to the March 2016 Bodine acquisition. Gross profit increased $12.6 million, or 2.4%, to $538.6 million for the six months ended June 30, 2017. Gross profit increased due to sales pricing, product costs and other adjustments primarily due to higher average selling prices and increased sales of higher margin products. The increase in gross profit from acquisitions was due to the March 2016 Bodine acquisition. Gross margin increased from 21.9% for the six months ended June 30, 2016 to 23.0% during the six months ended June 30, 2017 primarily due to the factors impacting gross profit discussed above.
Outbound freight and handling expenses decreased $1.8 million, or 1.9%, to $94.1 million for the six months ended June 30, 2017 primarily due to lower reported sales volumes, partially offset by higher delivery costs resulting from market capacity constraints and increasing fuel prices. Operating expenses increased $4.7 million, or 1.8%, to $270.8 million for the six months ended June 30, 2017 of which $13.9 million is attributable to higher personnel costs primarily driven by higher variable compensation expense, including the absence of $4.5 million in prior service credits recognized in 2016 related to the US retiree health care plan, partially offset by $2.5 million of lower lease expenses, driven by site closures, $1.6 million in lower bad debt charges, and $1.0 million in lower insurance expense. The remaining $4.1 million decrease related to several insignificant components. Operating expenses as a percentage of external sales increased from 11.1% for the six months ended June 30, 2016 to 11.6% for the six months ended June 30, 2017.
Adjusted EBITDA increased by $9.7 million, or 5.9%, to $173.7 million for the six months ended June 30, 2017. Adjusted EBITDA margin increased from 6.8% in the six months ended June 30, 2016 to 7.4% for the six months ended June 30, 2017 primarily as a result of higher gross margin, partially offset by increased operating expenses as a percentage of sales.
Canada.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	0.5%	Acquisitions	0.6%
Reported sales volumes	8.2%	Reported sales volumes	8.2%
Sales pricing and product mix	(2.9)%	Sales pricing, product costs and other adjustments	2.5%
Foreign currency translation	(0.3)%	Foreign currency translation	(0.4)%
Total	5.5%	Total	10.9%
External sales in the Canada segment were $799.7 million, an increase of $41.6 million, or 5.5%, for the six months ended June 30, 2017. Foreign currency translation decreased external sales dollars as the US dollar strengthened against the Canadian dollar when comparing the six months ended June 30, 2017 to the six months ended June 30, 2016. On a constant currency basis, external sales dollars increased $44.0 million, or 5.8%. The increase in external net sales from acquisitions was due to the March 2016 Nexus Ag acquisition. The increase in external net sales was driven by higher reported sales volumes across all regions. The decrease in external net sales from changes in sales pricing and product mix was primarily driven by a change in market and product mix, offsetting strong pricing gains achieved in Western Canada. Gross profit increased $12.1 million, or 10.9%, to $123.3 million in the six months ended June 30, 2017. The increase in gross profit from acquisitions was due to the March 2016 Nexus Ag acquisition. Gross profit increased from sales pricing, product costs, and other adjustments due to margin management efforts and higher supplier rebates during the six months ended June 30, 2017. Gross margin increased from 14.7% for the six months ended June 30, 2016 to 15.4% for the six months ended June 30, 2017 primarily due to the factors impacting gross profit discussed above.
Outbound freight and handling expenses increased $2.2 million, or 13.6%, to $18.4 million for the six months ended June 30, 2017 primarily due to higher reported sales volumes and higher delivery costs resulting from changes in product mix. Operating expenses increased by $1.5 million, or 3.6%, to $43.3 million for the six months ended June 30, 2017, but decreased as a percentage of external sales from 5.5% for the six months ended June 30, 2016 to 5.4% for the six months ended June 30, 2017. Foreign currency translation decreased operating expenses by 0.2%, or $0.1 million. On a constant currency basis, operating expenses increased $1.6 million, or 3.8%, primarily due to increased personnel expenses of $1.3 million driven by higher variable compensation expense and by merit compensation increases. The remaining $0.3 million increase related to several insignificant components.
Adjusted EBITDA increased by $8.4 million, or 15.8%, to $61.6 million for the six months ended June 30, 2017. Foreign currency translation decreased Adjusted EBITDA by 0.4%, or $0.2 million. On a constant currency basis, Adjusted EBITDA increased $8.6 million, or 16.2%, primarily due to increased gross profit. Adjusted EBITDA margin increased from 7.0% for the six months ended June 30, 2016 to 7.7% for the six months ended June 30, 2017 primarily as a result of higher gross margin, partially offset by higher outbound freight and handling expenses as a percentage of sales.
EMEA.

Net sales percentage change due to:		Gross profit percentage change due to:
Reported sales volumes	(4.3)%	Reported sales volumes	(4.3)%
Sales pricing and product mix	10.0%	Sales pricing, product costs and other adjustments	12.6%
Foreign currency translation	(5.0)%	Foreign currency translation	(4.7)%
Total	0.7%	Total	3.6%
External sales in the EMEA segment were $903.4 million, an increase of $6.1 million, or 0.7%, for the six months ended June 30, 2017, primarily due to higher average selling prices driven by mix improvement, margin management initiatives, partially offset by lower volumes. Foreign currency translation decreased external sales dollars as the US dollar strengthened against the British pound and euro, when comparing the six months ended June 30, 2017 to the six months ended June 30, 2016. Gross profit increased $7.2 million, or 3.6%, to $206.5 million in the six months ended June 30, 2017. Gross profit increased due to changes in sales pricing, product costs and other adjustments primarily due to increased sales of higher margin pharmaceutical finished goods as well as the continued impact of favorable product and end market mix. Gross margin increased from 22.2% for the six months ended June 30, 2016 to 22.9% for the six months ended June 30, 2017 primarily due to the factors discussed above.
Outbound freight and handling expenses decreased $1.6 million, or 5.6%, to $27.2 million, primarily due to lower reported sales volumes. Operating expenses decreased $2.1 million, or 1.9%, to $107.1 million for the six months ended June 30, 2017, and decreased as a percentage of external sales from 12.2% for the six months ended June 30, 2016 to 11.9% for the six months ended June 30, 2017. Foreign currency translation decreased operating expenses by 3.0%, or $3.3 million. On a constant currency basis, operating expenses increased $1.2 million, or 1.1%, which was primarily due to higher environmental remediation expense of $0.7 million and $0.7 million in higher bad debt charges. The remaining offsetting $0.2 million decrease related to several other insignificant components.
Adjusted EBITDA increased by $10.9 million, or 17.8%, to $72.2 million for the six months ended June 30, 2017. Foreign currency translation decreased Adjusted EBITDA by 8.5%, or $5.2 million. On a constant currency basis, Adjusted EBITDA increased $16.1 million, or 26.3%. Adjusted EBITDA growth in the first half can be attributed to increased sales of pharmaceutical finished goods compared to the first half of prior year and continued benefit from reductions in outbound freight and handling expenses. For the six months ended June 30, 2017, the pharmaceutical finished goods product line represented approximately 30% of Adjusted EBIDTA in the EMEA segment. Adjusted EBITDA margin increased from 6.8% for the six months ended June 30, 2016 to 8.0% for the six months ended June 30, 2017 primarily due to higher gross margin and lower outbound freight and handling expenses and operating expenses as a percentage of sales.
Rest of World.

Net sales percentage change due to:		Gross profit percentage change due to:
Reported sales volumes	(10.7)%	Reported sales volumes	(10.7)%
Sales pricing and product mix	8.9%	Sales pricing, product costs and other adjustments	4.3%
Foreign currency translation	(0.7)%	Foreign currency translation	1.8%
Total	(2.5)%	Total	(4.6)%
External sales in the Rest of World segment were $200.7 million, a decrease of $5.1 million, or 2.5%, for the six months ended June 30, 2017. Foreign currency translation decreased external sales dollars when comparing the six months ended June 30, 2017 to the six months ended June 30, 2016 primarily due to the stronger US dollar position as compared to the Mexican peso, partially offset by the US dollar weakening against the Brazilian real. The decrease in external net sales from reported sales volumes was due to weak industrial demand and in particular lower demand in upstream oil and gas products and solvents in Mexico. The increase in external net sales from changes in sales pricing and product mix was primarily due to favorable product mix and higher average selling prices resulting from the Company's efforts to improve its sales force effectiveness. Gross profit decreased $1.8 million, or 4.6%, to $37.4 million for the six months ended June 30, 2017. Gross profit increased from sales pricing, product costs and other adjustments primarily due to changes in selling prices offset with unfavorable product costs across the region for the six months ended June 30, 2017. Gross margin decreased from 19.0% for the six months ended June 30, 2016 to 18.6% for the six months ended June 30, 2017 primarily due to the factors discussed above.
Outbound freight and handling expenses decreased $0.5 million, or 13.5%, to $3.2 million for the six months ended June 30, 2017, primarily due to delivery cost efficiencies resulting from changes in product mix and lower volumes. Operating expenses decreased $0.8 million, or 3.4%, to $22.6 million for the six months ended June 30, 2017 and decreased as a percentage of external sales from 11.4% for the six months ended June 30, 2016 to 11.3% for the six months ended June 30, 2017. Foreign currency translation increased operating expenses by 1.7%, or $0.4 million. On constant currency basis, operating expenses decreased $1.2 million, or 5.1%, which was primarily related to lower personnel expenses of $0.6 million due to reduced headcount. The remaining $0.6 million decrease related to several insignificant components.
Adjusted EBITDA decreased by $0.5 million, or 4.1%, to $11.6 million for the six months ended June 30, 2017. Foreign currency translation increased Adjusted EBITDA by 2.5%, or $0.3 million. On a constant currency basis, Adjusted EBITDA decreased $0.8 million, or 6.6%, primarily due to gross profit reductions. Adjusted EBITDA margin decreased from 5.9% for the six months ended June 30, 2016 to 5.8% for the six months ended June 30, 2017 primarily due to lower gross margin, partially offset by lower operating expenses as a percentage of sales.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from our operations as well as borrowings under our credit facilities. As of June 30, 2017, we had $712.8 million available under our credit facilities.
We are in compliance with our covenants. Our primary liquidity and capital resource needs are to service our debt and to finance working capital, capital expenditures, other liabilities and cost of acquisitions. We believe that funds provided by these sources will be adequate to meet the liquidity and capital resource needs for at least the next 12 months under current operating conditions. We will continue to balance our focus on sales and earnings growth with continuing efforts in cost control and working capital management.
Cash Flows
The following table presents a summary of our cash flow activity for the periods set forth below:

	Six months ended
(in millions)	June 30, 2017	June 30, 2016
Net cash (used) provided by operating activities	$(15.7)	$115.1
Net cash used by investing activities	(38.1)	(98.8)
Net cash provided (used) by financing activities	20.8	(1.2)
Effect of exchange rate changes on cash and cash equivalents	18.4	20.6
Net (decrease) increase in cash and cash equivalents	$(14.6)	$35.7
Cash (Used) Provided by Operating Activities
Cash (used) provided by operating activities decreased $130.8 million from cash provided of $115.1 million for the six months ended June 30, 2016 to cash used of $15.7 million for the six months ended June 30, 2017.
Cash provided by operating activities decreased $1.0 million due to a decrease in net income exclusive of non-cash items. Net income exclusive of non-cash items was $168.6 million and 169.6 million in the six months ended June 30, 2017 and June 30, 2016, respectively. Refer to “Results of Operations” above for additional information.
The change in trade working capital; which includes trade accounts receivable, net, inventories and trade accounts payable; resulted in an increased use of cash of $94.1 million. Inventories used cash of $37.9 million and provided cash of $18.3 million for the six months ended June 30, 2017 and June 30, 2016, respectively. The current year cash outflows are primarily related to higher Ag inventory levels as a result of a soft agricultural season. Trade accounts receivable, net used cash of $321.6 million and

$274.1 million for the six months ended June 30, 2017 and June 30, 2016, respectively. The increase in current year cash outflows is primarily due to timing of customer payments compared to the prior six months ended June 30, 2016. Trade accounts payable provided cash inflows of $252.4 million and $242.8 million for the six months ended June 30, 2017 and June 30, 2016, respectively. The cash inflows related to trade accounts payable are primarily due to improvements in managing inventory spending.
Prepaid expenses and other current assets also contributed $40.9 million to the increased use of cash. During the six months ended June 30, 2017, prepaid expenses and other current assets used $13.2 million of cash, primarily due to increases in prepaid expenses, other receivables, and several other insignificant components. Prepaid expenses and other current assets provided cash of $27.7 million during the six months ended June 30, 2016, which was primarily due to the receipt of cash related to rebates, income tax receivables, and several other insignificant components.
The change in pensions and other postretirement benefit liabilities provided cash of $1.0 million, which consisted of cash outflows of $19.2 million and $20.2 million for the six months ended June 30, 2017 and June 30, 2016, respectively.
The remaining cash inflow related to operating activities of $4.2 million is related to other, net. During the six months ended June 30, 2017 and June 30, 2016, other, net used $44.8 million and $49.0 million of cash, respectively, primarily due to the settlement of customer prepayment obligations.
Cash Used by Investing Activities
Cash used by investing activities decreased $60.7 million from $98.8 million for the six months ended June 30, 2016 to $38.1 million for the six months ended June 30, 2017. The decrease is primarily related to lower cash outflows for purchases of businesses, net of cash acquired of $54.3 million primarily driven by the March 2016 acquisitions of Bodine and Nexus AG. Another factor contributing to the decrease in cash used by investing activities is a reduction in spending on capital expenditures of $6.6 million.
The remaining increase in cash used by investing activities of $0.2 million did not contain any significant activity.
Cash Provided (Used) by Financing Activities
Cash provided by financing activities increased $22.0 million from cash used of $1.2 million for the six months ended June 30, 2016 to cash provided of $20.8 million for the six months ended June 30, 2017.
An increase in cash provided by financing activities of $13.1 million was primarily due to a net change in the ABL facilities of $53.9 million and $3.7 million for the six months ended June 30, 2017 and June 30, 2016, respectively. The changes in the outstanding ABL facilities is due to changes in borrowings related to working capital funding requirements. Partially offsetting the increase in cash provided by financing activities are changes in term debt; inclusive of the Term B Loan, Euro Tranche Term Loan, and Senior Unsecured Note; related to repayments. The January 19, 2017 agreement to amend the Senior Term B loan resulted in a net cash outflow of $4.4 million of financing fees. Refer to “Note 10: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Cash provided by financing activities also increased by $27.4 million due to a net increase in share-based compensation of $28.1 million and $0.7 million for the six months ended June 30, 2017 and June 30, 2016, respectively. The change in the share-based compensation is due to cash receipts related to the exercise of stock options, for which there was cash used by financing activities of $7.5 million for taxes paid related to net share settlements of stock-based compensation awards.
The change in short-term financing, net contributed $6.5 million to the decrease in cash provided by financing activities. Short-term financing, net increased by $6.5 million and $5.8 million for the six months ended June 30, 2017 and June 30, 2016, respectively.
The remaining $0.5 million increase in cash used by financing activities did not contain any significant activity.
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
There were no material changes from the “Quantitative and Qualitative Disclosure about Market Risk” disclosed in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2017 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
Item 1.        Legal Proceedings
Information pertaining to legal proceedings can be found in Note 14 to the interim condensed consolidated financial statements included in Part I, Financial Statements of this report.
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
Item 6.         Exhibits

Exhibit Number	Exhibit Description

10.1†*	Form of Employee Performance Restricted Stock Unit Agreement, 2017 Omnibus Equity Incentive Plan.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	Interactive Data File
_______________________

†	Identifies each management compensation plan or arrangement.
*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univar Inc. (Registrant)

By:	/s/ Stephen D. Newlin
Stephen D. Newlin Chief Executive Officer
Date: August 4, 2017

By:	/s/ Carl J. Lukach
Carl J. Lukach Executive Vice President, Chief Financial Officer
Date: August 4, 2017