Form 10-Q
period 2017-09-30
Univar Inc.
filed 2017-11-03
CIK 1494319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 25, 2017, 140,847,141 shares of the registrant’s common stock, $0.01 par value, were outstanding.

Univar Inc.
Form 10-Q
For the quarterly period ended September 30, 2017

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

Univar Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

		Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	Note	2017	2016	2017	2016
Net sales		$2,048.7	$1,999.7	$6,294.5	$6,261.2
Cost of goods sold		1,593.9	1,561.6	4,933.9	4,947.4
Gross profit		$454.8	$438.1	$1,360.6	$1,313.8
Operating expenses:
Outbound freight and handling		74.8	76.2	217.7	220.8
Warehousing, selling and administrative		228.0	216.0	687.7	664.8
Other operating expenses, net	4	11.8	12.1	55.8	29.1
Depreciation		32.5	42.4	102.5	113.9
Amortization		16.8	22.5	50.0	67.8
Impairment charges		—	133.9	—	133.9
Total operating expenses		$363.9	$503.1	$1,113.7	$1,230.3
Operating income (loss)		$90.9	$(65.0)	$246.9	$83.5
Other (expense) income:
Interest income		0.9	1.1	2.6	3.0
Interest expense		(39.3)	(40.6)	(112.6)	(123.5)
Loss on extinguishment of debt		—	—	(0.8)	—
Other expense, net	6	(7.1)	(3.1)	(27.9)	(10.8)
Total other expense		$(45.5)	$(42.6)	$(138.7)	$(131.3)
Income (loss) before income taxes		45.4	(107.6)	108.2	(47.8)
Income tax expense (benefit)	7	6.5	(44.6)	15.4	(38.6)
Net income (loss)		$38.9	$(63.0)	$92.8	$(9.2)
Income (loss) per common share:
Basic	8	$0.28	$(0.46)	$0.66	$(0.07)
Diluted	8	0.28	(0.46)	0.66	(0.07)
Weighted average common shares outstanding:
Basic	8	140.4	137.7	140.0	137.7
Diluted	8	141.4	137.7	141.3	137.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

		Three months ended September 30,		Nine months ended September 30,
(in millions)	Note	2017	2016	2017	2016
Net income (loss)		$38.9	$(63.0)	$92.8	$(9.2)

Other comprehensive income (loss), net of tax:
Foreign currency translation	9	56.9	(20.3)	120.1	46.4
Pension and other postretirement benefit adjustment	9	(0.1)	—	(0.2)	(3.0)
Derivative financial instruments	9	0.9	—	0.9	—
Total other comprehensive income (loss), net of tax		$57.7	$(20.3)	$120.8	$43.4
Comprehensive income (loss)		$96.6	$(83.3)	$213.6	$34.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	Note	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents		$293.9	$336.4
Trade accounts receivable, net		1,205.3	950.3
Inventories		792.3	756.6
Prepaid expenses and other current assets		155.9	134.8
Total current assets		$2,447.4	$2,178.1
Property, plant and equipment, net	11	1,019.1	1,019.5
Goodwill		1,825.9	1,784.4
Intangible assets, net	11	308.2	339.2
Deferred tax assets		22.8	18.2
Other assets		66.7	50.5
Total assets		$5,690.1	$5,389.9
Liabilities and stockholders’ equity
Current liabilities:
Short-term financing	10	$15.4	$25.3
Trade accounts payable		945.4	852.3
Current portion of long-term debt	10	82.8	109.0
Accrued compensation		97.5	65.6
Other accrued expenses		224.9	287.3
Total current liabilities		$1,366.0	$1,339.5
Long-term debt	10	2,872.6	2,845.0
Pension and other postretirement benefit liabilities		260.2	268.6
Deferred tax liabilities		19.6	17.2
Other long-term liabilities		107.4	109.7
Total liabilities		$4,625.8	$4,580.0
Stockholders’ equity:
Preferred stock, 200.0 million shares authorized at $0.01 par value with no shares issued or outstanding as of September 30, 2017 and December 31, 2016		$—	$—
Common stock, 2.0 billion shares authorized at $0.01 par value with 140.8 million and 138.8 million shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively		1.4	1.4
Additional paid-in capital		2,293.1	2,251.8
Accumulated deficit		(961.1)	(1,053.4)
Accumulated other comprehensive loss	9	(269.1)	(389.9)
Total stockholders’ equity		$1,064.3	$809.9
Total liabilities and stockholders’ equity		$5,690.1	$5,389.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

		Nine months ended September 30,
(in millions)	Note	2017	2016
Operating activities:
Net income (loss)		$92.8	$(9.2)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		152.5	181.7
Impairment charges		—	133.9
Amortization of deferred financing fees and debt discount		5.9	6.0
Amortization of pension credit from accumulated other comprehensive loss	9	(0.2)	(4.5)
Loss on extinguishment of debt		0.8	—
Deferred income taxes		(4.0)	(57.2)
Stock-based compensation expense	4	16.0	7.1
Other		(0.2)	(1.0)
Changes in operating assets and liabilities:
Trade accounts receivable, net		(198.3)	(83.2)
Inventories		1.5	60.2
Prepaid expenses and other current assets		(15.4)	30.2
Trade accounts payable		58.1	40.8
Pensions and other postretirement benefit liabilities		(34.6)	(30.8)
Other, net		(42.3)	(49.8)
Net cash provided by operating activities		$32.6	$224.2
Investing activities:
Purchases of property, plant and equipment		$(58.0)	$(65.9)
Purchases of businesses, net of cash acquired		(24.4)	(54.8)
Proceeds from sale of property, plant and equipment		3.2	4.1
Other		(1.2)	(1.6)
Net cash used by investing activities		$(80.4)	$(118.2)
Financing activities:
Proceeds from issuance of long-term debt	10	$2,234.0	$(14.0)
Payments on long-term debt and capital lease obligations	10	(2,267.6)	(26.6)
Short-term financing, net	10	(18.9)	(11.0)
Financing fees paid		(4.4)	—
Taxes paid related to net share settlements of stock-based compensation awards		(8.0)	(0.2)
Stock option exercises		32.1	4.7
Other		0.5	0.5
Net cash used by financing activities		$(32.3)	$(46.6)
Effect of exchange rate changes on cash and cash equivalents		$37.6	$19.6
Net (decrease) increase in cash and cash equivalents		(42.5)	79.0
Cash and cash equivalents at beginning of period		336.4	188.1
Cash and cash equivalents at end of period		$293.9	$267.1
Supplemental disclosure of cash flow information:
Non-cash activities:
Additions of property, plant and equipment included in trade accounts payable and other accrued expenses		$7.3	$2.7
Additions of property, plant and equipment under a capital lease obligation		17.0	18.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

(in millions)	Common stock (shares)		Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, December 31, 2015	138.0		$1.4	$2,224.7	$(985.0)	$(424.4)	$816.7
Net loss	—		—	—	(68.4)	—	(68.4)
Foreign currency translation adjustment, net of tax $23.9	—		—	—	—	36.3	36.3
Pension and other postretirement benefits adjustment, net of tax $1.5	—		—	—	—	(1.8)	(1.8)
Stock option exercises	0.8		—	16.9	—	—	16.9
Stock-based compensation	—		—	10.4	—	—	10.4
Other	—	—	—	(0.2)	—	—	(0.2)
Balance, December 31, 2016	138.8		$1.4	$2,251.8	$(1,053.4)	$(389.9)	$809.9
Impact due to adoption of ASU, net of tax $0.2(1)	—		—	0.7	(0.5)	—	0.2
Net income	—		—	—	92.8	—	92.8
Foreign currency translation adjustment, net of tax ($1.0)	—		—	—	—	120.1	120.1
Pension and other postretirement benefits adjustment, net of tax $0.0	—		—	—	—	(0.2)	(0.2)
Derivative financial instruments, net of tax ($0.5)	—		—	—	—	0.9	0.9
Restricted stock units vested	0.7		—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.3)		—	(8.0)	—	—	(8.0)
Stock option exercises	1.6		—	32.1	—	—	32.1
Employee stock purchase plan(2)	—		—	0.5	—	—	0.5
Stock-based compensation	—		—	16.0	—	—	16.0
Balance, September 30, 2017	140.8		$1.4	$2,293.1	$(961.1)	$(269.1)	$1,064.3

(1)	Adjusted due to the adoption of ASU 2016-09 “Improvement to Employee Share-Based Payment Accounting” on January 1, 2017. Refer to “Note 2: Significant accounting policies” for more information.

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

Univar Inc.
Notes to Condensed Consolidated Financial Statements
As of September 30, 2017 and
For the Three and Nine Month Periods Ended September 30, 2017 and 2016
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
Recently issued and adopted accounting pronouncements
In March 2016, the FASB issued ASU 2016-09 “Compensation – Stock Compensation” (Topic 718) – “Improvement to Employee Share-Based Payment Accounting.” The core principal of the guidance is to simplify several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The standard was effective for fiscal years beginning after December 15, 2016, including interim periods within such fiscal years. The guidance was applied using a modified retrospective method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance was adopted. The Company adopted the ASU as of January 1, 2017 which resulted in an increase of $0.5 million, net of tax of $0.2 million, in accumulated deficit and the offset of $0.7 million was recorded in additional paid-in capital within condensed consolidated balance sheet and statements of changes in stockholders' equity.
In October 2016, the FASB issued ASU 2016-17 “Consolidation” (Topic 810) - “Interests Held through Related Parties That Are under Common Control.” The core principle of the guidance is to provide amendments to the current consolidation guidance. The revised consolidation guidance modifies how a reporting entity that is a single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. This guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company adopted the ASU as of January 1, 2017 and the ASU was applied retrospectively to all relevant prior periods beginning with the fiscal year in which the amendments in ASU 2015-02 “Consolidation” (Topic 810) - “Amendments to the Consolidation Analysis” were applied. The adoption of this ASU had no material impact on the Company’s condensed consolidated financial statements.
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
The Company has established a project team who has completed a review of revenue streams and customer contracts to identify and evaluate the potential impacts of the provisions of ASC 606. The project team is utilizing the conclusions reached regarding customer contracts and revenue streams to complete their analysis of the impact of the standard's requirements upon the Company’s operations and financial reporting. The Company has accumulated information that will be necessary for implementation disclosures and is assessing the impact the adoption of ASU 2014-09 will have on its consolidated financial statements, related disclosures, and reporting processes. The Company is also in the process of identifying and drafting changes to processes and controls to meet the ASU's updated reporting and disclosure requirements and plans to update its assessment of the impact of the ASU through the date of adoption. Based on the analysis to date, the Company is revising its estimation processes related to arrangements that involve, among other items, revenue deferral where performance to date may have reached right to receive consideration. Identified changes may impact the timing of revenue recognition between quarters. The Company expects to adopt the new standard using the modified retrospective approach, under which the cumulative effect of initially applying the guidance is recognized as an adjustment to the opening balance of retained earnings in the first quarter of 2018 for contracts that are currently deferred but will be recognized as revenue as the Company will reach its right to consideration, and disclose all line items in the year of adoption as if they were prepared under the old revenue guidance.
In March 2017, the FASB issued ASU 2017-07 “Compensation - Retirement Benefits” (Topic 715) - “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The ASU requires entities to disaggregate the service cost component from the other components of net periodic benefit costs and present it with other current compensation costs for related employees in the income statement, and present the other component elsewhere in the income statement and outside of income from operations if that subtotal is presented. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. The guidance is to be applied retrospectively for all periods presented. The standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within such fiscal years. Refer to “Note 3: Employee benefit plans” for our components of net periodic benefit cost.
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

In August 2017, the FASB issued ASU 2017-12 “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities.” The ASU better aligns hedge accounting with an entity’s risk management activities, simplifies the application of hedge accounting, and improves transparency as to the scope and results of hedging programs. The standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years. Early adoption is permitted in any interim period after issuance of the ASU. The guidance is to be applied using a modified retrospective approach to existing hedging relationships as of the adoption date. The amended presentation and disclosure guidance is required only prospectively. The Company is evaluating the impact of the ASU on its consolidated financial statements.

3.	Employee benefit plans
The following table summarizes the components of net periodic benefit recognized in the condensed consolidated statements of operations:

	Domestic - Defined Benefit Pension Plans
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Service cost	$—	$—	$—	$—
Interest cost	7.7	8.0	23.1	24.0
Expected return on plan assets	(7.7)	(8.2)	(23.2)	(24.4)
Net periodic benefit	$—	$(0.2)	$(0.1)	$(0.4)

	Foreign - Defined Benefit Pension Plans
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Service cost	$0.6	$0.6	$1.8	$1.9
Interest cost	4.1	4.6	12.0	14.0
Expected return on plan assets	(6.6)	(7.1)	(19.3)	(22.0)
Prior service credits	(0.2)	—	(0.2)	—
Net periodic benefit	$(2.1)	$(1.9)	$(5.7)	$(6.1)

	Other Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Service cost	$—	$—	$—	$—
Interest cost	—	—	0.1	0.2
Prior service credits	—	—	—	(4.5)
Net periodic cost (benefit)	$—	$—	$0.1	$(4.3)

4.	Other operating expenses, net
Other operating expenses, net consisted of the following activity:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Acquisition and integration related expenses	$1.3	$1.2	$2.0	$5.5
Stock-based compensation expense	4.5	3.6	16.0	7.1
Restructuring charges	0.9	1.8	4.4	8.3
Business transformation costs	3.0	3.0	23.6	3.0
Other employee termination costs	2.8	0.1	5.9	0.1
Other	(0.7)	2.4	3.9	5.1
Total other operating expenses, net	$11.8	$12.1	$55.8	$29.1

5.	Restructuring charges
Restructuring charges relate to the implementation of several regional strategic initiatives aimed at streamlining the Company’s cost structure and improving its operations. These actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. The following table presents cost information related to restructuring plans that have not been completed as of September 30, 2017 and does not contain any estimates for plans that may be developed and implemented in future periods.

(in millions)	USA	Canada	EMEA	ROW	Other	Total
Anticipated total costs
Employee termination costs	$16.8	$5.7	$21.6	$6.1	$5.8	$56.0
Facility exit costs	22.9	—	3.8	0.2	—	26.9
Other exit costs	1.7	—	6.8	—	0.8	9.3
Total	$41.4	$5.7	$32.2	$6.3	$6.6	$92.2

Incurred to date costs
Inception of plans through September 30, 2017
Employee termination costs	$16.8	$5.7	$21.6	$6.1	$5.8	$56.0
Facility exit costs	21.5	—	3.8	0.2	—	25.5
Other exit costs	1.7	—	6.8	—	0.8	9.3
Total	$40.0	$5.7	$32.2	$6.3	$6.6	$90.8

Inception of plans through December 31, 2016
Employee termination costs	$16.8	$5.2	$21.6	$4.4	$5.8	$53.8
Facility exit costs	19.6	—	3.5	0.2	—	23.3
Other exit costs	1.7	—	6.8	—	0.8	9.3
Total	$38.1	$5.2	$31.9	$4.6	$6.6	$86.4

The following table summarizes activity related to accrued liabilities associated with restructuring:

(in millions)	January 1, 2017	Charge to earnings	Cash paid	Non-cash and other	September 30, 2017
Employee termination costs	$6.9	$1.7	$(6.0)	$0.3	$2.9
Facility exit costs	13.2	2.7	(4.6)	—	11.3
Other exit costs	—	—	—	—	—
Total	$20.1	$4.4	$(10.6)	$0.3	$14.2

(in millions)	January 1, 2016	Charge to earnings	Cash paid	Non-cash and other	December 31, 2016
Employee termination costs	$31.0	$0.4	$(24.5)	$—	$6.9
Facility exit costs	15.5	6.0	(8.3)	—	13.2
Other exit costs	0.1	0.1	(0.2)	—	—
Total	$46.6	$6.5	$(33.0)	$—	$20.1

Restructuring liabilities of $6.2 million and $10.1 million were classified as current in other accrued expenses in the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively. The long-term portion of restructuring liabilities of $8.0 million and $10.0 million were recorded in other long-term liabilities in the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively, and primarily consists of facility exit costs that are expected to be paid within the next four years.
While the Company believes the recorded restructuring liabilities are adequate, revisions to current estimates may be recorded in future periods based on new information as it becomes available.

6.	Other expense, net
Other expense, net consisted of the following gains (losses):

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Foreign currency transactions	$(0.4)	$(0.3)	$(4.3)	$(2.7)
Foreign currency denominated loans revaluation	(6.8)	(4.4)	(15.2)	(13.7)
Undesignated foreign currency derivative instruments (1)	(0.6)	(0.2)	1.6	0.8
Undesignated interest rate swap contracts (1)	1.8	2.0	(3.0)	4.2
Debt amendment costs (2)	—	—	(4.2)	—
Other	(1.1)	(0.2)	(2.8)	0.6
Total other expense, net	$(7.1)	$(3.1)	$(27.9)	$(10.8)

(1)	Refer to “Note 13: Derivatives” for more information.

(2)	Refer to “Note 10: Debt” for more information.

7.	Income taxes
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
The income tax expense for the three and nine months ended September 30, 2017 was $6.5 million and $15.4 million, resulting in an effective tax rate of 14.3% and 14.2%, respectively. The Company’s effective tax rate for the three month and nine month periods ended September 30, 2017 was lower than the US federal statutory rate of 35.0% primarily due to the mix of earnings in multiple jurisdictions, non-taxable interest income and the release of a valuation allowance on certain foreign tax attributes. Included in the $6.5 million and $15.4 million expense for the three and nine months ended September 30, 2017 was a $0.5 million and $4.0 million benefit, respectively, related to excess tax benefits from share-based compensation.
The income tax benefit for the three and nine months ended September 30, 2016 was $44.6 million and $38.6 million, resulting in an effective tax rate of 41.4% and 80.8%, respectively. The Company’s effective tax rate for three months ended September 30, 2016 was higher than the US federal statutory rate of 35.0% primarily due to the mix of earnings in multiple jurisdictions, non-taxable interest income and the release of a valuation allowance on certain foreign tax attributes. The Company's effective tax rate for the nine months ended September 30, 2016 was higher than the US federal statutory rate primarily due to the mix of earnings in multiple jurisdictions, non-taxable interest income and the release of a valuation allowance on certain foreign tax attributes.
Canadian General Anti-Avoidance Rule matters
In 2007, the outstanding shares of Univar N.V., the ultimate public company parent of the Univar group at that time, were acquired by investment funds advised by CVC. To facilitate the acquisition and leveraged financing of Univar N.V. by CVC, a restructuring of some of the companies in the Univar group, including its Canadian operating company, was completed (the “Restructuring”). In February 2013, the Canada Revenue Agency (“CRA”) issued a Notice of Assessment, asserting the General Anti-Avoidance Rule (“GAAR”) against the Company’s subsidiary Univar Holdco Canada ULC (“Univar Holdco”) for withholding tax of $29.4 million (Canadian), relating to this Restructuring. Univar Holdco appealed the assessment, and the matter was litigated in the Tax Court of Canada in June 2015. On June 22, 2016, the Tax Court of Canada issued its judgment in favor of the CRA. The Company subsequently appealed the judgment and a trial in the Federal Court of Canada occurred on May 10, 2017. On October 13, 2017, the Federal Court of Appeals issued its judgment in favor of the Company, ruling the Canadian restructuring was not subject to the GAAR, reversing the lower court's ruling and remanding the matter to the Canadian Ministry of Finance for further action consistent with its decision. The Canadian Ministry of Finance has until December 12, 2017 to appeal the judgment to the Canadian Supreme Court. A $52.1 million (Canadian) Letter of Credit, covering the initial assessment of $29.4 million (Canadian) and interest of $22.7 million (Canadian), issued with respect to this assessment is currently outstanding.
In September 2014, also relating to the Restructuring, the CRA issued the 2008 and 2009 Notice of Reassessments for federal corporate income tax liabilities of $11.9 million (Canadian) and $11.0 million (Canadian), respectively, and a departure tax liability of $9.0 million (Canadian). Likewise, in April 2015, the Company’s subsidiary received the 2008 and 2009 Alberta Notice of Reassessments of $6.0 million (Canadian) and $5.8 million (Canadian), respectively. These Reassessments reflect the additional tax liability and interest relating to those tax years should the CRA be successful in its assertion of the GAAR relating to the Restructuring described above. In accordance with the CRA's collection procedures, a $21.0 million (Canadian) Letter of Credit had been issued with respect to the federal assessment.
At September 30, 2017, the total Canadian federal and provincial tax liability assessed related to these matters, inclusive of interest of $42.9 million (Canadian), is $116.0 million (Canadian). The Company has not recorded any liabilities for these matters in its financial statements. The Company has notified the CRA of its intention to cancel both Letters of Credit previously provided on these matters in light of the favorable decision reached by the Canadian Federal Court of Appeal.

8.	Earnings per share
The following table presents the basic and diluted earnings per share computations:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2017	2016	2017	2016
Basic:
Net income (loss)	$38.9	$(63.0)	$92.8	$(9.2)
Less: earnings allocated to participating securities	0.1	—	0.2	—
Earnings allocated to common shares outstanding	$38.8	$(63.0)	$92.6	$(9.2)
Weighted average common shares outstanding	140.4	137.7	140.0	137.7
Basic income (loss) per common share	$0.28	$(0.46)	$0.66	$(0.07)
Diluted:
Net income (loss)	$38.9	$(63.0)	$92.8	$(9.2)
Less: earnings allocated to participating securities	—	—	—	—
Earnings allocated to common shares outstanding	$38.9	$(63.0)	$92.8	$(9.2)
Weighted average common shares outstanding	140.4	137.7	140.0	137.7
Effect of dilutive securities: stock compensation plans (1)	1.0	—	1.3	—
Weighted average common shares outstanding – diluted	141.4	137.7	141.3	137.7
Diluted income (loss) per common share	$0.28	$(0.46)	$0.66	$(0.07)

(1)
Stock options to purchase 0.9 million and 3.2 million shares of common stock were outstanding during the three months ended September 30, 2017 and 2016, respectively, but were not included in the calculation of diluted income per share as the impact of these stock options would have been anti-dilutive. Stock options to purchase 0.8 million and 4.0 million shares of common stock were outstanding during the nine months ended September 30, 2017 and 2016, respectively, but were not included in the calculation of diluted income per share as the impact of these stock options would have been anti-dilutive.

9.	Accumulated other comprehensive loss
The following tables present the changes in accumulated other comprehensive loss by component, net of tax:

(in millions)	Cash flow hedges	Defined benefit pension items	Currency translation items	Total
Balance as of December 31, 2016	$—	$1.2	$(391.1)	$(389.9)
Other comprehensive income before reclassifications	(0.3)	—	120.1	119.8
Amounts reclassified from accumulated other comprehensive loss	1.2	(0.2)	—	1.0
Net current period other comprehensive (loss) income	$0.9	$(0.2)	$120.1	$120.8
Balance as of September 30, 2017	$0.9	$1.0	$(271.0)	$(269.1)

Balance as of December 31, 2015	$—	$3.0	$(427.4)	$(424.4)
Other comprehensive income before reclassifications	—	—	46.4	46.4
Amounts reclassified from accumulated other comprehensive loss	—	(3.0)	—	(3.0)
Net current period other comprehensive (loss) income	$—	$(3.0)	$46.4	$43.4
Balance as of September 30, 2016	$—	$—	$(381.0)	$(381.0)

The following is a summary of the amounts reclassified from accumulated other comprehensive loss to net income:

	Three months ended September 30,
(in millions)	2017 (1)	2016 (1)	Location of impact on statement of operations
Amortization of defined benefit pension items:
Prior service credits	$(0.1)	$—	Warehousing, selling and administrative
Tax expense	—	—	Income tax expense (benefit)
Net of tax	$(0.1)	$—
Cash flow hedges:
Interest rate swap contracts	$1.9	$—	Interest expense
Tax benefit	(0.7)	—	Income tax expense (benefit)
Net of tax	$1.2	$—
Total reclassifications for the period	$1.1	$—

	Nine months ended September 30,
(in millions)	2017 (1)	2016 (1)	Location of impact on statement of operations
Amortization of defined benefit pension items:
Prior service credits	$(0.2)	$(4.5)	Warehousing, selling and administrative
Tax expense	—	1.5	Income tax expense (benefit)
Net of tax	$(0.2)	$(3.0)
Cash flow hedges:
Interest rate swap contracts	$1.9	$—	Interest expense
Tax benefit	(0.7)	—	Income tax expense (benefit)
Net of tax	$1.2	$—
Total reclassifications for the period	$1.0	$(3.0)

(1)	Amounts in parentheses indicate credits to net income in the condensed consolidated statement of operations.
Refer to “Note 3: Employee benefit plans” for additional information regarding the amortization of defined benefit pension items.

Foreign currency gains and losses relating to intercompany borrowings that are considered a part of the Company’s investment in a foreign subsidiary are reflected in accumulated other comprehensive loss. Total foreign currency gains and losses related to such intercompany borrowings were $4.3 million which include $4.0 million of previously deferred losses that were realized as foreign currency expense in the three month period ended September 30, 2017 and $4.4 million in losses for the three month period ended September 30, 2016. Total foreign currency gains and losses related to such intercompany borrowings were $4.8 million and $24.4 million in losses for the nine month periods ended September 30, 2017 and 2016, respectively.

10.	Debt
Short-term financing
Short-term financing consisted of the following:

(in millions)	September 30, 2017	December 31, 2016
Amounts drawn under credit facilities	$9.0	$12.1
Bank overdrafts	6.4	13.2
Total short-term financing	$15.4	$25.3
As of September 30, 2017 and December 31, 2016, the Company had $206.1 million and $175.3 million in outstanding letters of credit and guarantees, respectively.
Long-term debt
Long-term debt consisted of the following:

(in millions)	September 30, 2017	December 31, 2016
Senior Term Loan Facilities:
Term B Loan Due 2022, variable interest rate of 3.99% and 4.25% at September 30, 2017 and December 31, 2016, respectively	$2,183.5	$2,024.4
Euro Tranche Term Loan Due 2022, variable interest rate of 4.25% at September 30, 2017 and December 31, 2016	95.5	259.9
Asset Backed Loan (ABL) Facilities:
North American ABL Facility Due 2020, variable interest rate of 3.29% and 4.25% at September 30, 2017 and December 31, 2016, respectively	202.5	152.0
North American ABL Term Loan Due 2018, variable interest rate of 4.08% and 3.75% at September 30, 2017 and December 31, 2016, respectively	33.3	83.3
Senior Unsecured Notes:
Senior Unsecured Notes due 2023, fixed interest rate of 6.75% at September 30, 2017 and December 31, 2016	399.5	399.5
Capital lease obligations	65.2	63.4
Total long-term debt before discount	$2,979.5	$2,982.5
Less: unamortized debt issuance costs and discount on debt	(24.1)	(28.5)
Total long-term debt	$2,955.4	$2,954.0
Less: current maturities	(82.8)	(109.0)
Total long-term debt, excluding current maturities	$2,872.6	$2,845.0

The weighted average interest rate on long-term debt was 4.62% and 4.84% as of September 30, 2017 and December 31, 2016, respectively.
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
As a result of this debt amendment, the Company recognized debt refinancing costs of $4.2 million in other expense, net in the condensed consolidated statements of operations during the nine months ended September 30, 2017. Refer to “Note 6: Other expense, net” for further information. In addition, the Company recognized a loss on extinguishment of debt of $0.8 million in the nine months ended September 30, 2017.

11.	Supplemental balance sheet information
Property, plant and equipment, net

(in millions)	September 30, 2017	December 31, 2016
Property, plant and equipment, at cost	$1,931.3	$1,831.0
Less: accumulated depreciation	(912.2)	(811.5)
Property, plant and equipment, net	$1,019.1	$1,019.5
Capital lease assets, net
Included within property, plant and equipment, net are assets related to capital leases where the Company is the lessee. The below table summarizes the cost and accumulated depreciation related to these assets:

(in millions)	September 30, 2017	December 31, 2016
Capital lease assets, at cost	$87.8	$76.5
Less: accumulated depreciation	(24.5)	(14.5)
Capital lease assets, net	$63.3	$62.0
Intangible assets, net
The gross carrying amounts and accumulated amortization of the Company’s intangible assets were as follows:

	September 30, 2017			December 31, 2016
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships	$860.9	$(569.5)	$291.4	$826.2	$(514.3)	$311.9
Other	177.6	(160.8)	16.8	178.2	(150.9)	27.3
Total intangible assets	$1,038.5	$(730.3)	$308.2	$1,004.4	$(665.2)	$339.2
Other intangible assets consist of intellectual property trademarks, trade names, supplier relationships, non-compete agreements and exclusive distribution rights.
Other accrued expenses
As of September 30, 2017, there were no components within other accrued expenses that were greater than five percent of total current liabilities. As of December 31, 2016, other accrued expenses that were greater than five percent of total current liabilities consisted of customer prepayments and deposits, which were $84.6 million.

12.	Fair value measurements
Items measured at fair value on a recurring basis
The following table presents the Company’s gross assets and liabilities measured on a recurring basis:

	Level 2		Level 3
(in millions)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Financial current assets:
Forward currency contracts	$0.3	$0.5	$—	$—
Financial noncurrent assets:
Interest rate swap contracts	4.8	9.8	—	—
Financial current liabilities:
Forward currency contracts	0.2	0.3	—	—
Interest rate swap contracts	3.4	5.6	—	—
Contingent consideration	—	—	0.4	1.6
Financial noncurrent liabilities:
Contingent consideration	—	—	1.7	5.9
The net amounts related to forward currency contracts included in prepaid and other current assets were $0.2 million and $0.5 million as of September 30, 2017 and December 31, 2016, respectively. The net amounts related to foreign currency contracts included in other accrued expenses were $0.1 million and $0.3 million as of September 30, 2017 and December 31, 2016, respectively.
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
The fair value of the contingent consideration is based on a real options approach, which takes into account management’s best estimate of the acquired business performance, as well as achievement risk. Based on the valuation methodology, contingent consideration is classified as level 3 in the fair value hierarchy.
The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consists of contingent consideration related to prior acquisitions.

(in millions)	Contingent consideration
Fair value as of December 31, 2016	$7.5
Fair value adjustments	(3.0)
Acquisitions	1.7
Payments	(3.2)
Gain on settlement	(0.9)
Fair value as of September 30, 2017	$2.1
The change in the fair value and payments related to the contingent consideration are recorded in the other, net line item of the operating activities within the condensed consolidated statement of cash flows.
Financial instruments not carried at fair value
The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	September 30, 2017		December 31, 2016
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt including current portion (Level 2)	$2,955.4	$3,016.7	$2,954.0	$3,019.1

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
At September 30, 2017, the Company had interest rate swap contracts with a total notional amount of $2.0 billion whereby a fixed rate of interest (weighted-average of 1.70%) is paid and a variable rate of interest (three-month LIBOR) is received as calculated on the notional amount. The interest rate swap contracts will expire on June 30, 2020. The initial interest rate swap contracts that were replaced with the contracts currently outstanding initially included a LIBOR floor of 1.00%. The LIBOR floor was removed on February 1, 2017, as part of the amendment to the interest rate swap contracts. The contracts were amended as a result of the amendment to the Term B Loan agreement with US dollar denominated tranche on January 19, 2017. Refer to “Note 10: Debt” for additional information. As a result of the interest rate swap contracts amendment, the Company had realized a gain of $1.4 million in other expense, net in the condensed consolidated statement of operations.
As of July 6, 2017, the Company designated the interest rate swaps as a cash flow hedge in an effort to reduce the mark-to-market volatility recognized within the condensed consolidated statement of operations. As of September 30, 2017, the interest rate swaps held by the Company continue to qualify for hedge accounting. Prior to the hedge accounting designation, changes in fair value of the interest rate swap contracts were recognized directly in other expense, net in the condensed consolidated statement of operations. Refer to “Note 6: Other expense, net” for additional information. In accordance with ASC 815 - Derivative and Hedging, the Company recognizes the effective portion of the gain or loss on the derivative as a component of other comprehensive income, which is reclassified into earnings in the same period or periods the underlying transaction impacts earnings. Derivative gains and losses due to hedge ineffectiveness are recognized in current period earnings.
Net unrealized losses on our interest rate swap contracts totaling $1.9 million were reclassified to interest expense in the condensed consolidated statement of operations during the three and nine months ended September 30, 2017. As of September 30, 2017, we estimate that $3.4 million of derivative losses included in accumulated other comprehensive loss will be reclassified into the condensed consolidated statement of operations within the next 12 months. The activity related to our cash flow hedges is included in “Note 9: Accumulated other comprehensive loss.”
The fair value of interest rate swaps is recorded either in prepaids and other current assets, other assets, other accrued expenses or other long-term liabilities in the condensed consolidated balance sheets. As of September 30, 2017 and December 31, 2016, a current liability of $3.4 million and $5.6 million was included in other accrued expenses, respectively. As of September 30, 2017 and December 31, 2016, a noncurrent asset of $4.8 million and $9.8 million was included in other assets, respectively.
The Company had interest rate swap contracts with a total notional amount of $1.0 billion which expired during June 2017.
Interest rate caps
The Company had interest rate caps with a notional amount of $800.0 million which expired during June 2017. As of June 30, 2017, the interest rate cap premiums had been fully amortized through interest expense within the condensed consolidated statements of operations. At September 30, 2017, the Company had no interest rate caps outstanding.
Foreign currency derivatives
The Company uses forward currency contracts to hedge earnings from the effects of foreign exchange relating to certain of the Company’s monetary assets and liabilities denominated in a foreign currency. These derivative instruments are not formally designated as hedges by the Company and the terms of these instruments range from one to three months. Forward currency contracts are recorded at fair value in either prepaid expenses and other current assets or other accrued expenses in the condensed consolidated balance sheet, reflecting their short-term nature. The fair value adjustments and gains and losses are included in other expense, net within the condensed consolidated statements of operations. Refer to “Note 6: Other expense, net” for more information. The total notional amount of undesignated forward currency contracts were $97.7 million and $111.0 million as of September 30, 2017 and December 31, 2016, respectively.
Cash flows associated with derivative financial instruments are recognized in the operating section of the condensed consolidated statement of cash flows.

14.	Business combinations
Acquisition of Tagma Brasil
On September 21, 2017, the Company completed an acquisition of 100% of the equity interest in Tagma Brasil Ltda. (“Tagma”), a leading Brazilian provider of customized formulation and packaging services for crop protection chemicals that include herbicides, insecticides, fungicides and surfactants. This acquisition expands Univar's agriculture business in one of the world's fastest-growing agricultural markets.
Other acquisitions
On September 29, 2017, the Company completed a definitive asset purchase agreement with PVS Minibulk, Inc. (“PVS”), a provider of Minibulk services for inorganic chemicals in California, Oregon, and Washington. This acquisition expands and strengthens Univar's MiniBulk business in the West Coast market as the Company has the opportunity to service PVS customers and integrate them into the Univar business.
The purchase price of these acquisitions was $23.9 million (net of cash acquired of $0.2 million). The purchase price allocation includes goodwill of $6.5 million and intangibles of $8.1 million. The operating results subsequent to the acquisition dates did not have a significant impact on the consolidated financial statement of the Company. The initial accounting for these acquisitions has only been preliminarily determined, and is subject to final working capital adjustments and valuations of intangible assets and property, plant and equipment.
As of March 31, 2017, the purchase price allocation for the Bodine and Nexus Ag 2016 acquisitions were finalized. Purchase price adjustments on prior acquisitions resulted in additional cash payments of $0.5 million during the three months ended March 31, 2017.

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
The Company is subject to liabilities from claims alleging personal injury from exposure to asbestos. The claims result primarily from an indemnification obligation related to Univar USA Inc.’s (“Univar”) 1986 purchase of McKesson Chemical Company from McKesson Corporation (“McKesson”). Univar is also a defendant in a small number of asbestos claims. As of September 30, 2017, there were fewer than 290 asbestos-related claims for which the Company has liability for defense and indemnity pursuant to the indemnification obligation. The volume of such cases has decreased in recent quarters. Historically, the vast majority of the claims against both McKesson and Univar have been dismissed without payment. The Company does incur costs in defending these claims. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of these matters will have a material effect on its overall financial position, results of operations or cash flows. However, the Company cannot predict the outcome of any present or future claims or litigation and adverse developments could negatively impact earnings or cash flows in a particular future period.
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
Changes in total environmental liabilities are as follows:

	Nine months ended September 30,
(in millions)	2017	2016
Environmental liabilities at beginning of period	$95.8	$113.2
Revised obligation estimates	11.4	9.2
Environmental payments	(14.1)	(15.4)
Foreign exchange	0.3	(0.2)
Environmental liabilities at end of period	$93.4	$106.8
Environmental liabilities of $31.0 million and $30.2 million were classified as current in other accrued expenses in the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively. The long-term portion of environmental liabilities is recorded in other long-term liabilities in the condensed consolidated balance sheets.
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
CBP, however, continued its investigation on the importation of saccharin by the Company’s subsidiary, Univar USA Inc. On July 21, 2014, CBP sent the Company a “Pre-Penalty Notice” indicating the imposition of a penalty against Univar USA Inc. in the amount of approximately $84.0 million. Univar USA Inc. responded to CBP that the proposed penalty was not justified. On October 1, 2014, the CBP issued a penalty notice to Univar USA Inc. for $84.0 million and has reaffirmed this penalty notice. On August 6, 2015, the DOJ filed a complaint on CBP’s behalf against Univar USA Inc. in the Court of International Trade seeking approximately $84.0 million in allegedly unpaid duties, penalties, interest, costs and attorneys’ fees. The Company continues to defend this matter vigorously. Discovery has largely concluded and motions to exclude certain evidence as well as for summary judgment to resolve the dispute in whole or in part have been filed. Univar USA Inc. has not recorded a liability related to this investigation as the Company believes a loss is not probable. Although the Company believes its position is strong it cannot guarantee the outcome of this or other litigation.

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
Financial information for the Company’s segments is as follows:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Three Months Ended September 30, 2017
Net sales:
External customers	$1,185.0	$299.9	$456.9	$106.9	$—	$2,048.7
Inter-segment	25.9	2.5	1.1	—	(29.5)	—
Total net sales	$1,210.9	$302.4	$458.0	$106.9	$(29.5)	$2,048.7
Cost of goods sold	937.5	246.2	355.1	84.6	(29.5)	1,593.9
Gross profit	$273.4	$56.2	$102.9	$22.3	$—	$454.8
Outbound freight and handling	50.3	9.1	13.8	1.6	—	74.8
Warehousing, selling and administrative	132.4	21.5	55.9	11.4	6.8	228.0
Adjusted EBITDA	$90.7	$25.6	$33.2	$9.3	$(6.8)	$152.0
Other operating expenses, net						11.8
Depreciation						32.5
Amortization						16.8
Interest expense, net						38.4
Other expense, net						7.1
Income tax expense						6.5
Net income						$38.9
Total assets	$3,634.0	$2,006.9	$905.2	$251.7	$(1,107.7)	$5,690.1

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Three Months Ended September 30, 2016
Net sales:
External customers	$1,222.1	$260.8	$412.5	$104.3	$—	$1,999.7
Inter-segment	21.2	2.1	1.1	—	(24.4)	—
Total net sales	$1,243.3	$262.9	$413.6	$104.3	$(24.4)	$1,999.7
Cost of goods sold	974.0	207.3	320.8	83.9	(24.4)	1,561.6
Gross profit	$269.3	$55.6	$92.8	$20.4	$—	$438.1
Outbound freight and handling	52.3	9.0	13.1	1.8	—	76.2
Warehousing, selling and administrative	126.9	20.6	51.2	11.7	5.6	216.0
Adjusted EBITDA	$90.1	$26.0	$28.5	$6.9	$(5.6)	$145.9
Other operating expenses, net						12.1
Depreciation						42.4
Amortization						22.5
Impairment charges						133.9
Interest expense, net						39.5
Other expense, net						3.1
Income tax benefit						(44.6)
Net loss						$(63.0)
Total assets	$3,824.4	$1,824.3	$971.9	$232.5	$(1,256.2)	$5,596.9

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Nine Months Ended September 30, 2017
Net sales:
External customers	$3,527.0	$1,099.6	$1,360.3	$307.6	$—	$6,294.5
Inter-segment	92.1	6.6	3.6	0.3	(102.6)	—
Total net sales	$3,619.1	$1,106.2	$1,363.9	$307.9	$(102.6)	$6,294.5
Cost of goods sold	2,807.1	926.7	1,054.5	248.2	(102.6)	4,933.9
Gross profit	$812.0	$179.5	$309.4	$59.7	$—	$1,360.6
Outbound freight and handling	144.4	27.5	41.0	4.8	—	217.7
Warehousing, selling and administrative	403.2	64.8	163.0	34.0	22.7	687.7
Adjusted EBITDA	$264.4	$87.2	$105.4	$20.9	$(22.7)	$455.2
Other operating expenses, net						55.8
Depreciation						102.5
Amortization						50.0
Interest expense, net						110.0
Loss on extinguishment of debt						0.8
Other expense, net						27.9
Income tax expense						15.4
Net income						$92.8
Total assets	$3,634.0	$2,006.9	$905.2	$251.7	$(1,107.7)	$5,690.1

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Nine Months Ended September 30, 2016
Net sales:
External customers	$3,622.4	$1,018.9	$1,309.8	$310.1	$—	$6,261.2
Inter-segment	73.1	6.1	3.5	—	(82.7)	—
Total net sales	$3,695.5	$1,025.0	$1,313.3	$310.1	$(82.7)	$6,261.2
Cost of goods sold	2,900.2	858.2	1,021.2	250.5	(82.7)	4,947.4
Gross profit	$795.3	$166.8	$292.1	$59.6	$—	$1,313.8
Outbound freight and handling	148.2	25.2	41.9	5.5	—	220.8
Warehousing, selling and administrative	393.0	62.4	160.4	35.1	13.9	664.8
Adjusted EBITDA	$254.1	$79.2	$89.8	$19.0	$(13.9)	$428.2
Other operating expenses, net						29.1
Depreciation						113.9
Amortization						67.8
Impairment charges						133.9
Interest expense, net						120.5
Other expense, net						10.8
Income tax benefit						(38.6)
Net loss						$(9.2)
Total assets	$3,824.4	$1,824.3	$971.9	$232.5	$(1,256.2)	$5,596.9

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
We monitor the results of our operating segments separately for the purposes of making decisions about resource allocation and performance assessment. We evaluate performance on the basis of Adjusted EBITDA, which we define as our consolidated net income, plus the sum of interest expense, net of interest income, income tax expense, depreciation, amortization, loss on extinguishment of debt, other operating expenses, net (which primarily consists of acquisition and integration related expenses, employee stock-based compensation expense, restructuring charges, business optimization, and other unusual or non-recurring expenses) and other expense, net (which consists of gains and losses on foreign currency transactions and undesignated derivative instruments, debt refinancing costs, and other nonoperating activity). We believe that Adjusted EBITDA is an important indicator of operating performance because:

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
The following is management’s discussion and analysis of the financial condition and results of operations for the three and nine months ended September 30, 2017 as compared to the corresponding period in the prior year. This discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, set forth in this report under “Financial Statements” and our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations
The following tables set forth, for the periods indicated, certain statements of operations data first on the basis of reported data and then as a percentage of total net sales for the relevant period.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

	Three Months Ended				Favorable (unfavorable)	% Change	Impact of currency (1)
(in millions)	September 30, 2017		September 30, 2016
Net sales	$2,048.7	100.0%	$1,999.7	100.0%	$49.0	2.5%	1.7%
Cost of goods sold	1,593.9	77.8%	1,561.6	78.1%	(32.3)	2.1%	(1.7)%
Gross profit	$454.8	22.2%	$438.1	21.9%	$16.7	3.8%	1.6%
Operating expenses:
Outbound freight and handling	74.8	3.7%	76.2	3.8%	1.4	(1.8)%	(1.4)%
Warehousing, selling and administrative	228.0	11.1%	216.0	10.8%	(12.0)	5.6%	(1.6)%
Other operating expenses, net	11.8	0.6%	12.1	0.6%	0.3	(2.5)%	(2.5)%
Depreciation	32.5	1.6%	42.4	2.1%	9.9	(23.3)%	(0.9)%
Amortization	16.8	0.8%	22.5	1.1%	5.7	(25.3)%	(0.4)%
Impairment charges	—	—%	133.9	6.7%	133.9	(100.0)%	—%
Total operating expenses	$363.9	17.8%	$503.1	25.2%	$139.2	(27.7)%	(1.1)%
Operating income (loss)	$90.9	4.4%	$(65.0)	(3.3)%	$155.9	N/M	2.8%
Other (expense) income:
Interest income	0.9	—%	1.1	0.1%	(0.2)	(18.2)%	9.1%
Interest expense	(39.3)	(1.9)%	(40.6)	(2.0)%	1.3	(3.2)%	—%
Other expense, net	(7.1)	(0.3)%	(3.1)	(0.2)%	(4.0)	(129.0)%	(9.7)%
Total other expense	$(45.5)	(2.2)%	$(42.6)	(2.1)%	$(2.9)	6.8%	(0.5)%
Income (loss) before income taxes	45.4	2.2%	(107.6)	(5.4)%	153.0	N/M	1.5%
Income tax expense (benefit)	6.5	0.3%	(44.6)	(2.2)%	(51.1)	N/M	(0.7)%
Net income (loss)	$38.9	1.9%	$(63.0)	(3.2)%	$101.9	N/M	2.1%

(1)	Foreign currency translation is included in the percentage change. Unfavorable impacts from foreign currency translation are designated with parentheses.
Net sales

Net sales percentage change due to:
Acquisitions	—%
Reported sales volumes	(8.4)%
Sales pricing and product mix	9.2%
Foreign currency translation	1.7%
Total	2.5%
Net sales were $2,048.7 million for the three months ended September 30, 2017, an increase of $49.0 million, or 2.5%, from the three months ended September 30, 2016. The decrease in net sales from reported sales volumes was driven by the USA, EMEA, and Rest of World segments, partially offset by higher sales volumes in the Canada segment. The decrease in reported sales volumes is partly due to the impact from hurricanes in the USA segment and one less selling day in the three months ended September 30, 2017. The increase in net sales from changes in sales pricing and product mix was driven by all of our segments. Foreign currency translation increased net sales, due to the US dollar weakening against the British pound, euro, Canadian dollar, Mexican peso, and the Brazilian real. Refer to the “Segment results” for the three months ended September 30, 2017 discussion for additional information.

Gross profit

Gross profit percentage change due to:
Acquisitions	0.1%
Reported sales volumes	(8.4)%
Sales pricing, product costs and other adjustments	10.5%
Foreign currency translation	1.6%
Total	3.8%
Gross profit increased $16.7 million, or 3.8%, to $454.8 million for the three months ended September 30, 2017. The increase in gross profit from acquisitions was driven by the September 2017 Tagma acquisition in the Rest of World segment. The decrease in gross profit from reported sales volumes was driven by the USA, EMEA, and Rest of World segments, partially offset by higher sales volumes in the Canada segment. The increase in gross profit from changes in sales pricing, product costs and other adjustments was driven by USA, EMEA, and Rest of World segments, partially offset by lower gross profit in the Canada segment. Gross margin, which we define as gross profit divided by net sales, increased to 22.2% for the three months ended September 30, 2017 from 21.9% for the three months ended September 30, 2016 primarily due to favorable product mix, market changes, and focused margin management efforts. Foreign currency translation increased gross profit due to the weakening of the US dollar against the British pound, euro, Canadian dollar, Mexican peso, and the Brazilian real. Refer to the “Segment results” for the three months ended September 30, 2017 discussion for additional information.
Outbound freight and handling
Outbound freight and handling expenses decreased $1.4 million, or 1.8%, to $74.8 million for the three months ended September 30, 2017. Foreign currency translation increased outbound freight and handling expense by $1.1 million, or 1.4%. On a constant currency basis, outbound freight and handling expenses decreased $2.5 million, or 3.2%, primarily due to lower reported sales volumes offset by higher delivery costs resulting from changes in product mix, market capacity constraints, and higher fuel costs. Refer to the “Segment results” for the three months ended September 30, 2017 discussion for additional information.
Warehousing, selling and administrative
Warehousing, selling and administrative expenses increased $12.0 million, or 5.6%, to $228.0 million for the three months ended September 30, 2017. Foreign currency translation increased warehousing, selling and administrative expenses by $3.5 million, or 1.6%. On a constant currency basis, the $8.5 million increase is primarily due to higher personnel costs of $10.3 million driven by higher variable compensation expense, partially offset by $1.3 million in lower legal fees and $0.9 million in lower lease expense. The remaining $0.4 million increase related to several insignificant components. Refer to the “Segment results” for the three months ended September 30, 2017 discussion for additional information.
Other operating expenses, net
Other operating expenses, net decreased $0.3 million from $12.1 million for the three months ended September 30, 2016 to $11.8 million for the three months ended September 30, 2017. The decrease was related to $0.9 million in lower restructuring charges and a benefit from the release of a contingent payment reserve. The decrease was partially offset by $0.9 million of higher stock-based compensation. The Company also experienced higher other employee termination costs in the USA segment. The remaining $0.3 million decrease related to several insignificant components. Foreign currency translation increased other operating expenses, net by $0.3 million, or 2.5%. Refer to “Note 4: Other operating expenses, net” and “Note 5: Restructuring charges” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Depreciation and amortization
Depreciation expense decreased $9.9 million, or 23.3%, to $32.5 million for the three months ended September 30, 2017. Foreign currency translation increased depreciation expense by $0.4 million, or 0.9%. On a constant currency basis, the $10.3 million decrease was primarily related to the second quarter 2016 reassessment of useful lives of certain internally developed software which were fully depreciated by May 2017.
Amortization expense decreased $5.7 million, or 25.3%, to $16.8 million for the three months ended September 30, 2017. Foreign currency translation increased amortization expense by $0.1 million, or 0.4%. On a constant currency basis, the decrease of $5.8 million was primarily driven by the third quarter 2016 impairment charge which reduced the intangible asset base along with lower expense related to intangibles reaching the end of their useful life.

Impairment charges
There were no impairment charges in the three months ended September 30, 2017. Impairment charges of $133.9 million were recorded in the three months ended September 30, 2016 of which $133.6 million was due to the impairment of intangible assets and fixed assets related to the upstream oil and gas customers in the USA segment. The Company also recorded a non-cash, long-lived asset impairment charge of $0.3 million related to assets held-for-sale.
Interest expense
Interest expense decreased $1.3 million, or 3.2%, to $39.3 million for the three months ended September 30, 2017 primarily due to lower average outstanding borrowings, as well as lower interest rates related to the January 2017 debt amendment of the Senior Term B loan agreement.
Other expense, net
Other expense, net increased $4.0 million, or 129.0%, to $7.1 million for the three months ended September 30, 2017. The increase was primarily driven by the increase of $2.4 million in foreign currency denominated loan revaluation losses. The remaining $1.6 million change is related to several insignificant components. Refer to “Note 6: Other expense, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Income tax expense
Income tax expense increased $51.1 million from a $44.6 million benefit for the three months ended September 30, 2016 to a $6.5 million expense for the three months ended September 30, 2017. The $51.1 million increase in income tax expense was primarily a result of a decrease in earnings in the third quarter of 2016 resulting from a one-time $133.9 million impairment charge and an increase in earnings in the third quarter of 2017 over the third quarter of 2016 of $19.1 million. As compared to the $52.2 million of discrete benefit recorded for the three months of 2016, $0.1 million of discrete expense was recorded for the three month period ended September 30, 2017.

Segment results
Our Adjusted EBITDA by operating segment and in aggregate is summarized in the following tables:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Three months ended September 30, 2017
Net sales:
External customers	$1,185.0	$299.9	$456.9	$106.9	$—	$2,048.7
Inter-segment	25.9	2.5	1.1	—	(29.5)	—
Total net sales	$1,210.9	$302.4	$458.0	$106.9	$(29.5)	$2,048.7
Cost of goods sold	937.5	246.2	355.1	84.6	(29.5)	1,593.9
Gross profit	$273.4	$56.2	$102.9	$22.3	$—	$454.8
Outbound freight and handling	50.3	9.1	13.8	1.6	—	74.8
Warehousing, selling and administrative	132.4	21.5	55.9	11.4	6.8	228.0
Adjusted EBITDA	$90.7	$25.6	$33.2	$9.3	$(6.8)	$152.0
Other operating expenses, net						11.8
Depreciation						32.5
Amortization						16.8
Interest expense, net						38.4
Other expense, net						7.1
Income tax expense						6.5
Net income						$38.9

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Three months ended September 30, 2016
Net sales:
External customers	$1,222.1	$260.8	$412.5	$104.3	$—	$1,999.7
Inter-segment	21.2	2.1	1.1	—	(24.4)	—
Total net sales	$1,243.3	$262.9	$413.6	$104.3	$(24.4)	$1,999.7
Cost of goods sold	974.0	207.3	320.8	83.9	(24.4)	1,561.6
Gross profit	$269.3	$55.6	$92.8	$20.4	$—	$438.1
Outbound freight and handling	52.3	9.0	13.1	1.8	—	76.2
Warehousing, selling and administrative	126.9	20.6	51.2	11.7	5.6	216.0
Adjusted EBITDA	$90.1	$26.0	$28.5	$6.9	$(5.6)	$145.9
Other operating expenses, net						12.1
Depreciation						42.4
Amortization						22.5
Impairment charges						133.9
Interest expense, net						39.5
Other expense, net						3.1
Income tax benefit						(44.6)
Net loss						$(63.0)

(1)
Other/Eliminations represents the elimination of intersegment transactions as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.

USA.

Net sales percentage change due to:		Gross profit percentage change due to:
Reported sales volumes	(9.4)%	Reported sales volumes	(9.4)%
Sales pricing and product mix	6.4%	Sales pricing, product costs and other adjustments	10.9%
Total	(3.0)%	Total	1.5%
External sales in the USA segment were $1,185.0 million, a decrease of $37.1 million, or 3.0%, for the three months ended September 30, 2017 due to lower sales volumes, partially offset by higher average selling prices resulting from the Company's efforts to improve its sales force effectiveness and margin management initiatives. The decrease in reported sales volumes is partly due to one less selling day and lost business to customers who were unable to operate as a result of Hurricane Harvey and Irma. Gross profit increased $4.1 million, or 1.5%, to $273.4 million for the three months ended September 30, 2017. Gross profit increased due to sales pricing, product costs and other adjustments primarily due to higher average selling prices and changes in product mix to higher margin products. Gross margin increased from 22.0% for the three months ended September 30, 2016 to 23.1% during the three months ended September 30, 2017 primarily due to the factors impacting gross profit discussed above.
Outbound freight and handling expenses decreased $2.0 million, or 3.8%, to $50.3 million for the three months ended September 30, 2017 primarily due to lower shipment volumes, partially offset by higher delivery costs resulting from a combination of market capacity constraints and higher fuel costs. Operating expenses increased $5.5 million, or 4.3%, to $132.4 million for the three months ended September 30, 2017 primarily due to increased personnel expenses including higher variable compensation expense of $5.6 million. The remaining $0.1 million offsetting decrease related to several insignificant components. Operating expenses as a percentage of external sales increased from 10.4% for the three months ended September 30, 2016 to 11.2% for the three months ended September 30, 2017.
Adjusted EBITDA increased by $0.6 million, or 0.7%, to $90.7 million for the three months ended September 30, 2017. Adjusted EBITDA margin increased from 7.4% in the three months ended September 30, 2016 to 7.7% for the three months ended September 30, 2017 primarily as a result of higher gross margin, partially offset by increased operating expenses as a percentage of sales.
Canada.

Net sales percentage change due to:		Gross profit percentage change due to:
Reported sales volumes	4.2%	Reported sales volumes	4.2%
Sales pricing and product mix	5.4%	Sales pricing, product costs and other adjustments	(7.4)%
Foreign currency translation	5.4%	Foreign currency translation	4.3%
Total	15.0%	Total	1.1%
External sales in the Canada segment were $299.9 million, an increase of $39.1 million, or 15.0%, for the three months ended September 30, 2017. Foreign currency translation increased external sales dollars as the US dollar weakened against the Canadian dollar when comparing the three months ended September 30, 2017 to the three months ended September 30, 2016. On a constant currency basis, external sales dollars increased $24.9 million, or 9.6%. The increase in external net sales was driven by higher average selling prices in the industrial end market, partially offset by lower average selling prices in the agricultural business. The increase in external net sales is also driven by higher reported sales volumes across all regions. Gross profit increased $0.6 million, or 1.1%, to $56.2 million in the three months ended September 30, 2017. Gross profit increased due to foreign currency translation and higher volumes, partially offset by lower sales pricing, product costs and other adjustments primarily due to changes in product mix in the agricultural business and lower supplier rebates during the three months ended September 30, 2017. Gross margin decreased from 21.3% for the three months ended September 30, 2016 to 18.7% for the three months ended September 30, 2017 primarily due to the factors impacting gross profit discussed above.
Outbound freight and handling expenses increased $0.1 million, or 1.1%, to $9.1 million for the three months ended September 30, 2017 primarily due to higher reported sales volumes, partially offset by lower delivery costs. Operating expenses increased by $0.9 million, or 4.4%, to $21.5 million for the three months ended September 30, 2017, and decreased as a percentage of external sales from 7.9% for the three months ended September 30, 2016 to 7.2% for the three months ended September 30, 2017. Foreign currency translation increased operating expenses by $0.9 million, or 4.4%. On a constant currency basis, operating expenses remained flat when comparing the three months ended September 30, 2017 to the three months ended September 30, 2016.

Adjusted EBITDA decreased by $0.4 million, or 1.5%, to $25.6 million for the three months ended September 30, 2017. Foreign currency translation increased Adjusted EBITDA by $1.1 million, or 4.3%. On a constant currency basis, Adjusted EBITDA decreased $1.5 million, or 5.8%, primarily due to the decrease in gross profit due to sales pricing, product costs and other adjustments offset by volumes as discussed above. Adjusted EBITDA margin decreased from 10.0% for the three months ended September 30, 2016 to 8.5% for the three months ended September 30, 2017 primarily as a result of lower gross margin, partially offset by lower outbound freight and handling expenses and operating expenses as a percentage of sales.
EMEA.

Net sales percentage change due to:		Gross profit percentage change due to:
Reported sales volumes	(9.4)%	Reported sales volumes	(9.4)%
Sales pricing and product mix	16.7%	Sales pricing, product costs and other adjustments	16.1%
Foreign currency translation	3.5%	Foreign currency translation	4.2%
Total	10.8%	Total	10.9%
External sales in the EMEA segment were $456.9 million, an increase of $44.4 million, or 10.8%, for the three months ended September 30, 2017, primarily due to higher average selling prices driven by mix improvement, and margin management initiatives, partially offset by lower volumes partly due to one less selling day for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Foreign currency translation increased external sales dollars resulting from the US dollar weakening against the British pound and the euro, when comparing the three months ended September 30, 2017 to the three months ended September 30, 2016. Gross profit increased $10.1 million, or 10.9%, to $102.9 million in the three months ended September 30, 2017. Gross profit increased due to changes in sales pricing, product costs and other adjustments primarily due to increased sales of higher margin pharmaceutical finished goods as well as the continued impact of favorable product and end market mix. Gross margin remained flat at 22.5% when comparing the three months ended September 30, 2017 to the three months ended September 30, 2016.
Outbound freight and handling expenses increased $0.7 million, or 5.3%, to $13.8 million, primarily due to higher delivery costs per ton due to lower bulk volume sales. Operating expenses increased $4.7 million, or 9.2%, to $55.9 million for the three months ended September 30, 2017, and decreased as a percentage of external sales from 12.4% for the three months ended September 30, 2016 to 12.2% for the three months ended September 30, 2017. Foreign currency translation increased operating expenses by $2.1 million, or 4.1%. On a constant currency basis, operating expenses increased $2.6 million, or 5.1%, which was primarily due to higher personnel costs of $1.9 million, largely due to higher variable compensation expense, and $1.1 million in higher environmental remediation expense. The remaining $0.4 million offsetting decrease related to several insignificant components.
Adjusted EBITDA increased by $4.7 million, or 16.5%, to $33.2 million for the three months ended September 30, 2017. Foreign currency translation increased Adjusted EBITDA by $1.1 million, or 3.9%. On a constant currency basis, Adjusted EBITDA increased $3.6 million, or 12.6%. Adjusted EBITDA growth in the quarter can be attributed to improved sales force execution and margin management initiatives together with increased sales of pharmaceutical finished goods. For the three months ended September 30, 2017, the pharmaceutical finished goods product line represented approximately 30% of Adjusted EBITDA in the EMEA segment. Adjusted EBITDA margin increased from 6.9% for the three months ended September 30, 2016 to 7.3% for the three months ended September 30, 2017 primarily due to lower outbound freight and handling expenses and operating expenses as a percentage of sales.
Rest of World.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	0.8%	Acquisitions	2.4%
Reported sales volumes	(21.1)%	Reported sales volumes	(21.1)%
Sales pricing and product mix	18.1%	Sales pricing, product costs and other adjustments	23.6%
Foreign currency translation	4.7%	Foreign currency translation	4.4%
Total	2.5%	Total	9.3%
External sales in the Rest of World segment were $106.9 million, an increase of $2.6 million, or 2.5%, for the three months ended September 30, 2017. Foreign currency translation increased external sales dollars when comparing the three months ended September 30, 2017 to the three months ended September 30, 2016 primarily due to the US dollar weakening against the Brazilian real and the Mexican peso. The increase in external net sales from acquisitions was due to the September 2017 Tagma acquisition. The decrease in external net sales from reported sales volumes was due to weak industrial demand and in particular lower demand in upstream oil and gas products and solvents in Mexico. The increase in external net sales from changes in sales pricing and product mix was primarily due to favorable product mix and higher average selling prices as chemical prices increased due to product shortages where supply was impacted by hurricanes. Gross profit increased $1.9 million, or 9.3%, to $22.3 million for the three months ended September 30, 2017 due to higher average selling prices due to the impact from hurricanes, offset by lower volumes across the region. The increase in gross profit from acquisitions was due to the September 2017 Tagma acquisition. Gross margin increased from 19.6% for the three months ended September 30, 2016 to 20.9% for the three months ended September 30, 2017 primarily due to the factors discussed above.
Outbound freight and handling expenses decreased $0.2 million, or 11.1%, to $1.6 million for the three months ended September 30, 2017, primarily due to delivery cost efficiencies resulting from changes in product mix and lower volumes. Operating expenses decreased $0.3 million, or 2.6%, to $11.4 million for the three months ended September 30, 2017 and decreased as a percentage of external sales from 11.2% when comparing the three months ended September 30, 2016 to 10.7% for the three months ended September 30, 2017. Foreign currency translation increased operating expenses by $0.5 million, or 4.3%. On a constant currency basis, operating expenses decreased $0.8 million, or 6.8%, due to several insignificant components.
Adjusted EBITDA increased by $2.4 million, or 34.8%, to $9.3 million for the three months ended September 30, 2017. Foreign currency translation increased Adjusted EBITDA by $0.5 million, or 7.3%. On a constant currency basis, Adjusted EBITDA increased $1.9 million, or 27.5%, primarily due to increased gross profit. Adjusted EBITDA margin increased from 6.6% for the three months ended September 30, 2016 to 8.7% for the three months ended September 30, 2017 primarily due to higher average selling prices driven by the hurricanes and lower outbound freight and handling expenses and operating expenses as a percentage of sales.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

	Nine Months Ended				Favorable (unfavorable)	% Change	Impact of currency (1)
(in millions)	September 30, 2017		September 30, 2016
Net sales	$6,294.5	100.0%	$6,261.2	100.0%	$33.3	0.5%	(0.2)%
Cost of goods sold	4,933.9	78.4%	4,947.4	79.0%	13.5	(0.3)%	0.3%
Gross profit	$1,360.6	21.6%	$1,313.8	21.0%	$46.8	3.6%	(0.2)%
Operating expenses:
Outbound freight and handling	217.7	3.5%	220.8	3.5%	3.1	(1.4)%	—%
Warehousing, selling and administrative	687.7	10.9%	664.8	10.6%	(22.9)	3.4%	(3.1)%
Other operating expenses, net	55.8	0.9%	29.1	0.5%	(26.7)	91.8%	(0.3)%
Depreciation	102.5	1.6%	113.9	1.8%	11.4	(10.0)%	0.1%
Amortization	50.0	0.8%	67.8	1.1%	17.8	(26.3)%	—%
Impairment charges	—	—%	133.9	2.1%	133.9	(100.0)%	—%
Total operating expenses	$1,113.7	17.7%	$1,230.3	19.6%	$116.6	(9.5)%	—%
Operating income	$246.9	3.9%	$83.5	1.3%	$163.4	195.7%	(2.8)%
Other (expense) income:
Interest income	2.6	—%	3.0	—%	(0.4)	(13.3)%	—%
Interest expense	(112.6)	(1.8)%	(123.5)	(2.0)%	10.9	(8.8)%	0.2%
Loss on extinguishment of debt	(0.8)	—%	—	—%	(0.8)	100.0%	—%
Other expense, net	(27.9)	(0.4)%	(10.8)	(0.2)%	(17.1)	158.3%	13.9%
Total other expense	$(138.7)	(2.2)%	$(131.3)	(2.1)%	$(7.4)	5.6%	1.4%
Income (loss) before income taxes	108.2	1.7%	(47.8)	(0.8)%	156.0	N/M	(1.0)%
Income tax expense (benefit)	15.4	0.2%	(38.6)	(0.6)%	(54.0)	N/M	0.5%
Net income (loss)	$92.8	1.5%	$(9.2)	(0.1)%	$102.0	N/M	(3.3)%

(1)	Foreign currency translation is included in the percentage change. Unfavorable impacts from foreign currency translation are designated with parentheses.

Net sales

Net sales percentage change due to:
Acquisitions	0.1%
Reported sales volumes	(5.9)%
Sales pricing and product mix	6.5%
Foreign currency translation	(0.2)%
Total	0.5%
Net sales were $6,294.5 million for the nine months ended September 30, 2017, an increase of $33.3 million, or 0.5%, from the nine months ended September 30, 2016. The increase in net sales from acquisitions was driven by the September 2017 Tagma acquisition in the Rest of World segment, the March 2016 Nexus Ag acquisition in Canada, and the March 2016 Bodine acquisition in the USA. The decrease in net sales from reported sales volumes was driven by the USA, EMEA, and Rest of World segments, partially offset by higher sales volumes in the Canada segment. The increase in net sales from changes in sales pricing and product mix was driven by the USA, EMEA, and Rest of World segments, partially offset by a decrease in the Canada segment. Foreign currency translation decreased net sales, due to the US dollar strengthening against the British pound, euro, and Mexican peso, partially offset by the weakening of the US dollar against the Canadian dollar and the Brazilian real. Refer to the “Segment results” for the nine months ended September 30, 2017 discussion for additional information.
Gross profit

Gross profit percentage change due to:
Acquisitions	0.2%
Reported sales volumes	(5.9)%
Sales pricing, product costs and other adjustments	9.5%
Foreign currency translation	(0.2)%
Total	3.6%
Gross profit increased $46.8 million, or 3.6%, to $1,360.6 million for the nine months ended September 30, 2017. The increase in gross profit from acquisitions was driven by the September 2017 Tagma acquisition in the Rest of World segment, the March 2016 Bodine acquisition in the USA, and the March 2016 Nexus Ag acquisition in Canada. The decrease in gross profit from reported sales volumes was driven by the USA, EMEA, and Rest of World segments, partially offset by higher sales volumes in the Canada segment. The increase in gross profit from changes in sales pricing, product costs and other adjustments was driven by the USA, EMEA, and Rest of World segments, partially offset by a decrease in the Canada segment. Gross margin, which we define as gross profit divided by net sales, increased to 21.6% for the nine months ended September 30, 2017 from 21.0% for the nine months ended September 30, 2016 primarily due to favorable product mix and focused margin management efforts. Foreign currency translation decreased gross profit due to the strengthening of the US dollar against the British pound, euro, and Mexican peso, partially offset by the weakening of the US dollar against the Canadian dollar and the Brazilian real. Refer to the “Segment results” for the nine months ended September 30, 2017 discussion for additional information.
Outbound freight and handling
Outbound freight and handling expenses decreased $3.1 million, or 1.4%, to $217.7 million for the nine months ended September 30, 2017. Foreign currency translation increased outbound freight and handling expense by $0.1 million. On a constant currency basis, outbound freight and handling expenses decreased $3.2 million primarily due to lower reported sales volumes offset by higher delivery costs resulting from changes in product mix, market capacity constraints, and increasing fuel prices. Refer to the “Segment results” for the nine months ended September 30, 2017 discussion for additional information.
Warehousing, selling and administrative
Warehousing, selling and administrative expenses increased $22.9 million, or 3.4%, to $687.7 million for the nine months ended September 30, 2017. Foreign currency translation increased warehousing, selling and administrative expenses by $0.2 million, or 3.1%. On a constant currency basis, the $22.7 million increase is primarily due to higher personnel costs of $31.8 million primarily driven by higher variable compensation expense, including the absence of $4.5 million in prior service credits recognized in 2016 related to the US retiree health care plan, partially offset by $3.2 million in lower lease expense, and $1.5 million in lower legal expenses. The remaining $4.4 million decrease related to several insignificant components. Refer to the “Segment results” for the nine months ended September 30, 2017 discussion for additional information.

Other operating expenses, net
Other operating expenses, net increased $26.7 million from $29.1 million for the nine months ended September 30, 2016 to $55.8 million for the nine months ended September 30, 2017. The increase was primarily related to the increase of $20.6 million of costs incurred to support the transformation of the US business, $8.9 million of higher stock-based compensation, and $5.8 million of higher other employee termination costs. The increase was partially offset by $3.9 million in lower restructuring charges and $3.5 million in lower acquisition and integration related expenses. The remaining $1.2 million decrease related to several insignificant components. Foreign currency translation increased other operating expenses, net by $0.1 million, or 0.3%. Refer to “Note 4: Other operating expenses, net” and “Note 5: Restructuring charges” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Depreciation and amortization
Depreciation expense decreased $11.4 million, or 10.0%, to $102.5 million for the nine months ended September 30, 2017. Foreign currency translation decreased depreciation expense by $0.1 million, or 0.1%. On a constant currency basis, the $11.3 million decrease was primarily due to assets reaching the end of their useful lives and due to the second quarter 2016 reassessment of useful lives of certain internally developed software which were fully depreciated by May 2017.
Amortization expense decreased $17.8 million, or 26.3%, to $50.0 million for the nine months ended September 30, 2017. Foreign currency translation had no impact on amortization expense. The decrease of $17.8 million was primarily driven by the third quarter 2016 impairment charge which reduced the intangible asset base along with lower expense related to intangibles reaching the end of their useful life.
Impairment charges
There were no impairment charges in the nine months ended September 30, 2017. Impairment charges of $133.9 million were recorded in the nine months ended September 30, 2016 of which $133.6 million was due to the impairment of intangible assets and fixed assets related to the upstream oil and gas customers in the USA segment. The Company also recorded a non-cash, long-lived asset impairment charge of $0.3 million related to assets held-for-sale.
Interest expense
Interest expense decreased $10.9 million, or 8.8%, to $112.6 million for the nine months ended September 30, 2017 primarily due to lower average outstanding borrowings, as well as lower interest rates related to the January 2017 debt amendment of the Senior Term B loan agreement.
Loss on extinguishment of debt
Loss on extinguishment of debt included $0.8 million for the nine months ended September 30, 2017 due to the write off of unamortized debt discount and debt issuance costs related to the January 2017 debt amendment of the Senior Term B loan agreement.
Other expense, net
Other expense, net increased $17.1 million from $10.8 million for the nine months ended September 30, 2016 to $27.9 million for the nine months ended September 30, 2017. The increase was primarily due to the $7.2 million change in mark-to-market for interest rate swaps from a loss of $3.0 million in the nine months ended September 30, 2017 compared to a gain of $4.2 million in the nine months ended September 30, 2016. The increase was also driven by $4.2 million in fees related to the January 2017 debt amendment of the Senior Term B loan agreement. Also contributing to the increase were $1.6 million in higher foreign currency transactions and $1.5 million in higher foreign currency denominated loan revaluation losses. The remaining $2.6 million increase is related to several insignificant components. Refer to “Note 6: Other expense, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Income tax expense
Income tax expense increased $54.0 million from a $38.6 million benefit for the nine months ended September 30, 2016 to a $15.4 million expense for the nine months ended September 30, 2017. The $54.0 million increase in income tax expense was primarily the result of a decrease in earnings in the third quarter of 2016 resulting from a one-time $133.9 million impairment charge and an increase in earnings in the third quarter of 2017 over the third quarter of 2016 of $22.1 million. As compared to the $53.1 million of discrete benefit for the nine months of 2016, $3.7 million of discrete benefit was recorded for the nine month period ended September 30, 2017 of which a $4.0 million benefit is related to excess tax benefits from share-based compensation.

Segment results
Our Adjusted EBITDA by operating segment and in aggregate is summarized in the following tables:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Nine months ended September 30, 2017
Net sales:
External customers	$3,527.0	$1,099.6	$1,360.3	$307.6	$—	$6,294.5
Inter-segment	92.1	6.6	3.6	0.3	(102.6)	—
Total net sales	$3,619.1	$1,106.2	$1,363.9	$307.9	$(102.6)	$6,294.5
Cost of goods sold	2,807.1	926.7	1,054.5	248.2	(102.6)	4,933.9
Gross profit	$812.0	$179.5	$309.4	$59.7	$—	$1,360.6
Outbound freight and handling	144.4	27.5	41.0	4.8	—	217.7
Warehousing, selling and administrative	403.2	64.8	163.0	34.0	22.7	687.7
Adjusted EBITDA	$264.4	$87.2	$105.4	$20.9	$(22.7)	$455.2
Other operating expenses, net						55.8
Depreciation						102.5
Amortization						50.0
Interest expense, net						110.0
Loss on extinguishment of debt						0.8
Other expense, net						27.9
Income tax expense						15.4
Net income						$92.8

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Nine Months Ended September 30, 2016
Net sales:
External customers	$3,622.4	$1,018.9	$1,309.8	$310.1	$—	$6,261.2
Inter-segment	73.1	6.1	3.5	—	(82.7)	—
Total net sales	$3,695.5	$1,025.0	$1,313.3	$310.1	$(82.7)	$6,261.2
Cost of goods sold	2,900.2	858.2	1,021.2	250.5	(82.7)	4,947.4
Gross profit	$795.3	$166.8	$292.1	$59.6	$—	$1,313.8
Outbound freight and handling	148.2	25.2	41.9	5.5	—	220.8
Warehousing, selling and administrative	393.0	62.4	160.4	35.1	13.9	664.8
Adjusted EBITDA	$254.1	$79.2	$89.8	$19.0	$(13.9)	$428.2
Other operating expenses, net						29.1
Depreciation						113.9
Amortization						67.8
Impairment charges						133.9
Interest expense, net						120.5
Other expense, net						10.8
Income tax benefit						(38.6)
Net loss						$(9.2)

(1)
Other/Eliminations represents the elimination of intersegment transactions as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.

USA.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	0.1%	Acquisitions	0.1%
Reported sales volumes	(7.5)%	Reported sales volumes	(7.5)%
Sales pricing and product mix	4.8%	Sales pricing, product costs and other adjustments	9.5%
Total	(2.6)%	Total	2.1%
External sales in the USA segment were $3,527.0 million, a decrease of $95.4 million, or 2.6%, for the nine months ended September 30, 2017 due to lower sales volumes, partially offset by higher average selling prices resulting from the Company's efforts to improve its sales force effectiveness and favorable changes in product mix. The increase in external net sales from acquisitions was due to the March 2016 Bodine acquisition. Gross profit increased $16.7 million, or 2.1%, to $812.0 million for the nine months ended September 30, 2017. Gross profit increased due to sales pricing, product costs and other adjustments primarily due to higher average selling prices and changes in product mix to higher margin products. The increase in gross profit from acquisitions was due to the March 2016 Bodine acquisition. Gross margin increased from 22.0% for the nine months ended September 30, 2016 to 23.0% during the nine months ended September 30, 2017 primarily due to the factors impacting gross profit discussed above.
Outbound freight and handling expenses decreased $3.8 million, or 2.6%, to $144.4 million for the nine months ended September 30, 2017 primarily due to lower shipment volumes, partially offset by higher delivery costs resulting from market capacity constraints and increasing fuel prices. Operating expenses increased $10.2 million, or 2.6%, to $403.2 million for the nine months ended September 30, 2017 of which $18.2 million is attributable to higher personnel costs primarily driven by higher variable compensation expense, including the absence of $4.5 million in prior service credits recognized in 2016 related to the US retiree health care plan, partially offset by $3.4 million of lower lease expenses, $2.1 million in lower bad debt charges, and $1.4 million in lower legal expenses. The remaining $1.1 million decrease related to several insignificant components. Operating expenses as a percentage of external sales increased from 10.8% for the nine months ended September 30, 2016 to 11.4% for the nine months ended September 30, 2017.
Adjusted EBITDA increased by $10.3 million, or 4.1%, to $264.4 million for the nine months ended September 30, 2017. Adjusted EBITDA margin increased from 7.0% in the nine months ended September 30, 2016 to 7.5% for the nine months ended September 30, 2017 primarily as a result of higher gross margin, partially offset by increased operating expenses as a percentage of sales.
Canada.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	0.4%	Acquisitions	0.4%
Reported sales volumes	6.9%	Reported sales volumes	6.9%
Sales pricing and product mix	(0.5)%	Sales pricing, product costs and other adjustments	(0.9)%
Foreign currency translation	1.1%	Foreign currency translation	1.2%
Total	7.9%	Total	7.6%
External sales in the Canada segment were $1,099.6 million, an increase of $80.7 million, or 7.9%, for the nine months ended September 30, 2017. Foreign currency translation increased external sales dollars as the US dollar weakened against the Canadian dollar when comparing the nine months ended September 30, 2017 to the nine months ended September 30, 2016. On a constant currency basis, external sales dollars increased $69.0 million, or 6.8%. The increase in external net sales from acquisitions was due to the March 2016 Nexus Ag acquisition. The increase in external net sales was driven by higher reported sales volumes across all regions. The decrease in external net sales from changes in sales pricing and product mix was primarily driven by a change in market and product mix, offsetting strong pricing gains achieved in Western Canada. Gross profit increased $12.7 million, or 7.6%, to $179.5 million in the nine months ended September 30, 2017. The increase in gross profit from acquisitions was due to the March 2016 Nexus Ag acquisition. Gross profit decreased from sales pricing, product costs, and other adjustments due to change in market and product mix, partially offset by margin management efforts during the nine months ended September 30, 2017. Gross margin decreased from 16.4% for the nine months ended September 30, 2016 to 16.3% for the nine months ended September 30, 2017 primarily due to the factors impacting gross profit discussed above.

Outbound freight and handling expenses increased $2.3 million, or 9.1%, to $27.5 million for the nine months ended September 30, 2017 primarily due to higher reported sales volumes and higher delivery costs resulting from changes in product mix. Operating expenses increased by $2.4 million, or 3.8%, to $64.8 million for the nine months ended September 30, 2017, but decreased as a percentage of external sales from 6.1% for the nine months ended September 30, 2016 to 5.9% for the nine months ended September 30, 2017. Foreign currency translation increased operating expenses by 1.3%, or $0.8 million. On a constant currency basis, operating expenses increased $1.6 million, or 2.6%, primarily due to increased personnel expenses of $2.0 million driven by higher salary and variable compensation expense. The remaining $0.4 million offsetting decrease related to several insignificant components.
Adjusted EBITDA increased by $8.0 million, or 10.1%, to $87.2 million for the nine months ended September 30, 2017. Foreign currency translation increased Adjusted EBITDA by $0.9 million, or 1.1%. On a constant currency basis, Adjusted EBITDA increased $7.1 million, or 9.0%, primarily due to increased gross profit. Adjusted EBITDA margin increased from 7.8% for the nine months ended September 30, 2016 to 7.9% for the nine months ended September 30, 2017 primarily as a result of lower operating expenses as a percentage of sales, partially offset by lower gross margin.
EMEA.

Net sales percentage change due to:		Gross profit percentage change due to:
Reported sales volumes	(5.9)%	Reported sales volumes	(5.9)%
Sales pricing and product mix	12.1%	Sales pricing, product costs and other adjustments	13.7%
Foreign currency translation	(2.3)%	Foreign currency translation	(1.9)%
Total	3.9%	Total	5.9%
External sales in the EMEA segment were $1,360.3 million, an increase of $50.5 million, or 3.9%, for the nine months ended September 30, 2017, primarily due to higher average selling prices driven by mix improvement, margin management initiatives, partially offset by lower volumes. Foreign currency translation decreased external sales dollars as the US dollar strengthened against the British pound and euro, when comparing the nine months ended September 30, 2017 to the nine months ended September 30, 2016. Gross profit increased $17.3 million, or 5.9%, to $309.4 million in the nine months ended September 30, 2017. Gross profit increased due to changes in sales pricing, product costs and other adjustments primarily due to increased sales of higher margin pharmaceutical finished goods as well as the continued impact of favorable product and end market mix. Gross margin increased from 22.3% for the nine months ended September 30, 2016 to 22.7% for the nine months ended September 30, 2017 primarily due to the factors discussed above.
Outbound freight and handling expenses decreased $0.9 million, or 2.1%, to $41.0 million, primarily due to lower reported sales volumes. Operating expenses increased $2.6 million, or 1.6%, to $163.0 million for the nine months ended September 30, 2017, and decreased as a percentage of external sales from 12.2% for the nine months ended September 30, 2016 to 12.0% for the nine months ended September 30, 2017. Foreign currency translation decreased operating expenses by $1.3 million, or 0.8%. On a constant currency basis, operating expenses increased $3.9 million, or 2.4%, which was driven by higher personnel costs of $4.5 million primarily due to higher variable compensation expense, higher environmental remediation expense of $1.9 million, and $1.2 million in higher bad debt charges. The increase was partially offset by a decrease of $0.8 million in lease expenses. The remaining offsetting $2.9 million decrease related to several other insignificant components.
Adjusted EBITDA increased by $15.6 million, or 17.4%, to $105.4 million for the nine months ended September 30, 2017. Foreign currency translation decreased Adjusted EBITDA by $4.0 million, or 4.4%. On a constant currency basis, Adjusted EBITDA increased $19.6 million, or 21.8%. Adjusted EBITDA growth for the nine months ended September 30, 2017 can be attributed to increased gross profit due to improved sales force execution and margin management initiatives together with increased sales of pharmaceutical finished goods compared to the nine months ended September 30, 2016. For the nine months ended September 30, 2017, the pharmaceutical finished goods product line represented approximately 30% of Adjusted EBITDA in the EMEA segment. Adjusted EBITDA margin increased from 6.9% for the nine months ended September 30, 2016 to 7.7% for the nine months ended September 30, 2017 primarily due to higher gross margin and lower outbound freight and handling expenses and operating expenses as a percentage of sales.

Rest of World.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	0.3%	Acquisitions	0.8%
Reported sales volumes	(14.2)%	Reported sales volumes	(14.2)%
Sales pricing and product mix	12.0%	Sales pricing, product costs and other adjustments	10.9%
Foreign currency translation	1.1%	Foreign currency translation	2.7%
Total	(0.8)%	Total	0.2%
External sales in the Rest of World segment were $307.6 million, a decrease of $2.5 million, or 0.8%, for the nine months ended September 30, 2017. Foreign currency translation increased external sales dollars when comparing the nine months ended September 30, 2017 to the nine months ended September 30, 2016 primarily due to the US dollar weakening against the Brazilian real, partially offset by the US dollar strengthening against the Mexican peso. The increase in external net sales from acquisitions was due to the September 2017 Tagma acquisition. The decrease in external net sales from reported sales volumes was due to weak industrial demand and in particular lower demand in upstream oil and gas products and solvents in Mexico. The increase in external net sales from changes in sales pricing and product mix was primarily due to favorable product mix and higher average selling prices resulting from the Company's efforts to improve its sales force effectiveness and higher chemical prices due to product shortages in the areas impacted by hurricanes. Gross profit increased $0.1 million, or 0.2%, to $59.7 million for the nine months ended September 30, 2017. The increase in gross profit from acquisitions was due to the September 2017 Tagma acquisition. Gross profit increased from sales pricing, product costs and other adjustments primarily due to favorable product mix and higher average selling prices resulting from product shortages stemming from the recent hurricanes as well as the Company's efforts to improve its sales force effectiveness, offset by lower volumes across the region for the nine months ended September 30, 2017. Gross margin increased from 19.2% for the nine months ended September 30, 2016 to 19.4% for the nine months ended September 30, 2017 primarily due to the factors discussed above.
Outbound freight and handling expenses decreased $0.7 million, or 12.7%, to $4.8 million for the nine months ended September 30, 2017, primarily due to delivery cost efficiencies resulting from changes in product mix and lower volumes. Operating expenses decreased $1.1 million, or 3.1%, to $34.0 million for the nine months ended September 30, 2017 and decreased as a percentage of external sales from 11.3% for the nine months ended September 30, 2016 to 11.1% for the nine months ended September 30, 2017. Foreign currency translation increased operating expenses by $0.9 million, or 2.6%. On constant currency basis, operating expenses decreased $2.0 million, or 5.7%, which was primarily related to lower personnel expenses of $0.5 million due to reduced headcount. The remaining $1.5 million decrease related to several insignificant components.
Adjusted EBITDA increased by $1.9 million, or 10.0%, to $20.9 million for the nine months ended September 30, 2017. Foreign currency translation increased Adjusted EBITDA by $0.8 million, or 4.2%. On a constant currency basis, Adjusted EBITDA increased $1.1 million, or 5.8%, primarily due to increased gross profit and benefit from reductions in outbound freight and handling expenses and operating expenses. Adjusted EBITDA margin increased from 6.1% for the nine months ended September 30, 2016 to 6.8% for the nine months ended September 30, 2017 primarily due to higher average selling prices driven by the hurricanes and lower outbound freight and handling expenses and operating expenses as a percentage of sales.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from our operations as well as borrowings under our credit facilities. As of September 30, 2017, we had $667.7 million available under our credit facilities.
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

Cash Flows
The following table presents a summary of our cash flow activity for the periods set forth below:

	Nine months ended
(in millions)	September 30, 2017	September 30, 2016
Net cash provided by operating activities	$32.6	$224.2
Net cash used by investing activities	(80.4)	(118.2)
Net cash used by financing activities	(32.3)	(46.6)
Effect of exchange rate changes on cash and cash equivalents	37.6	19.6
Net (decrease) increase in cash and cash equivalents	$(42.5)	$79.0
Cash Provided by Operating Activities
Cash provided by operating activities decreased $191.6 million from $224.2 million for the nine months ended September 30, 2016 to $32.6 million for the nine months ended September 30, 2017.
Cash provided by operating activities increased $6.8 million due to an increase in net income exclusive of non-cash items. Net income exclusive of non-cash items was $263.6 million and 256.8 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. Refer to “Results of Operations” above for additional information.
The change in trade working capital; which includes trade accounts receivable, net, inventories and trade accounts payable; resulted in an increased use of cash of $156.5 million. Trade accounts receivable, net used cash of $198.3 million and $83.2 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. The increase in current year cash outflows is due to higher sales and the timing of customer payments compared to the prior nine months ended September 30, 2016. Inventories provided cash of $1.5 million and $60.2 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. The current year cash inflows are lower than prior year due to higher inventories as a result of drought conditions that led to a soft agriculture season. Trade accounts payable provided cash inflows of $58.1 million and $40.8 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. The cash inflows related to trade accounts payable are primarily due to higher purchases.
Prepaid expenses and other current assets contributed $45.6 million to the increased use of cash. During the nine months ended September 30, 2017, prepaid expenses and other current assets used $15.4 million of cash, primarily due to increases in prepaid expenses, sales taxes, and several other insignificant components. Prepaid expenses and other current assets provided cash of $30.2 million during the nine months ended September 30, 2016, which was primarily due to the receipt of cash related to rebates, income tax receivables, and several other insignificant components.
The change in pensions and other postretirement benefit liabilities used cash of $3.8 million, which consisted of cash outflows of $34.6 million and $30.8 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.
The remaining cash inflow associated with operating activities of $7.5 million is related to other, net. During the nine months ended September 30, 2017 and September 30, 2016, other, net used $42.3 million and $49.8 million of cash, respectively, primarily due to the settlement of customer prepayment obligations. During the nine months ended September 30, 2017 the increased cash usage in other, net was partially offset by cash inflows related to increased reserves for variable compensation.
Cash Used by Investing Activities
Cash used by investing activities decreased $37.8 million from $118.2 million for the nine months ended September 30, 2016 to $80.4 million for the nine months ended September 30, 2017. The decrease is primarily related to lower cash outflows for purchases of businesses, of $30.4 million. In 2016, the cash outflows related to the Bodine and Nexus Ag acquisitions were $54.8 million. In 2017, the cash outflows related to the Tagma Brasil acquisition and certain assets of PVS were $24.4 million. Another factor contributing to the decrease in cash used by investing activities was a reduction of spending related to capital expenditures of $7.9 million.
The remaining decrease in cash used by investing activities of $0.5 million did not contain any significant activity.
Cash Used by Financing Activities
Cash used by financing activities decreased $14.3 million from $46.6 million for the nine months ended September 30, 2016 to $32.3 million for the nine months ended September 30, 2017.

An increase in cash provided by financing activities of $11.6 million was due to a net change in the cash used by the ABL facilities of $2.4 million and $14.0 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. The change in the outstanding ABL facilities is due to changes in borrowings related to working capital funding requirements. Partially offsetting the increase in cash provided by financing activities are $2.3 million of cash outflows due to repayments of term debt; inclusive of the Term B Loan, Euro Tranche Term Loan, and Senior Unsecured Note. The January 19, 2017 agreement to amend the Senior Term B loan resulted in a net cash outflow of $4.4 million of financing fees. Refer to “Note 10: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information. Increased payments related to capital leases resulted in increased cash usage due to financing activities of $2.3 million.
Cash provided by financing activities also increased by $27.4 million due to a net increase in stock option exercises of $32.1 million and $4.7 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. Partially offsetting the increase in cash due to the exercise of stock options was cash used for taxes paid related to net share settlements of stock-based compensation awards of $7.8 million, which was inclusive of cash used of $8.0 million and $0.2 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.
The change in short-term financing, net resulted in an increased usage of cash related to financing activities of $7.9 million due to increased repayments. Short-term financing, net used cash of $18.9 million and $11.0 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2017 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.         Defaults Upon Senior Securities
None.
Item 4.         Mine Safety Disclosures
None.
Item 5.         Other Information
None.
Item 6.         Exhibits

Exhibit Number	Exhibit Description

10.1†*	Employment Agreement, dated as of November 1, 2017, by and between Univar Inc., and David Jukes

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	Interactive Data File
_______________________

†	Identifies each management compensation plan or arrangement.
*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univar Inc. (Registrant)

By:	/s/ Stephen D. Newlin
Stephen D. Newlin Chief Executive Officer
Date: November 3, 2017

By:	/s/ Carl J. Lukach
Carl J. Lukach Executive Vice President, Chief Financial Officer
Date: November 3, 2017