Form 10-K
period 2017-12-31
Univar Inc.
filed 2018-02-28
CIK 1494319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
Form 10-K
  __________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
Aggregate market value of common stock held by non-affiliates of registrant on June 30, 2017: $3.1 billion (see Item 12, under Part III hereof), based on a closing price of registrant’s Common Stock of $29.20 per share.
At February 9, 2018, 141,117,897 shares of the registrant’s common stock, $0.01 par value, were outstanding.
Documents Incorporated by Reference
Certain portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2018 and to be filed within 120 days after the registrant’s fiscal year ended December 31, 2017 (hereinafter referred to as “Proxy Statement”) are incorporated by reference into Part III.

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

•	general economic conditions, particularly fluctuations in industrial production and the demands of our customers;

•	disruptions in the supply of chemicals we distribute or our customers' or producers' operations;

•	termination or change of contracts or relationships with customers or producers on short notice;

•	the price and availability of chemicals, or a decline in the demand for chemicals;

•	our ability to pass through cost increases to our customers;

•	our ability to meet customer demand for a product;

•	trends in oil and gas prices;

•	competitive pressures in the chemical distribution industry;

•	consolidation of our competitors;

•	our ability to execute strategic investments, including pursuing acquisitions and/or dispositions, and successfully integrating and operating acquired companies;

•	liabilities associated with acquisitions, dispositions and ventures;

•	potential impairment of goodwill;

•	inability to generate sufficient working capital;

•	our ability to sustain profitability;

•	our ability to implement and efficiently operate the systems needed to manage our operations;

•	the risks associated with security threats, including cybersecurity threats;

•	increases in transportation costs and changes in our relationship with third party carriers;

•	the risks associated with hazardous materials and related activities;

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

•	general regulatory and tax requirements;

•	operational risks for which we may not be adequately insured;

•	ongoing litigation and other legal and regulatory actions and risks, including asbestos claims;

•	loss of key personnel;

•	labor disruptions and other costs associated with the unionized portion of our workforce;

•	negative developments affecting our pension plans and multi-employer pensions;

•	changes in legislation, regulation and government policy; and

•	our substantial indebtedness and the restrictions imposed by our debt instruments and indenture.
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

PART I
ITEM 1.    BUSINESS
Our Company
We are a leading global chemical and ingredients distributor and provider of specialty services. We purchase chemicals from thousands of chemical producers worldwide and warehouse, repackage, blend, dilute, transport and sell those chemicals to more than 100,000 customer locations across approximately 140 countries. Our specialized services include digital promotion or e-marketing of chemicals for our producers, chemical waste removal and ancillary services, on-site storage of chemicals for our customers, and support services for the agricultural and pest control industries. We derive competitive advantage from our scale, broad product offering, technical expertise, specialized services, long-standing relationships with leading chemical producers and our industry leading safety record.
The global chemical distribution industry is large and fragmented with thousands of distributors but represents a relatively small portion of the total chemical industry. While the total chemical industry is projected to grow at rates about equal to the growth of the gross national product of countries we operate in around the world, the distributed chemicals portion of the market is projected to grow faster as producers and customers increasingly realize the benefits of outsourcing. Chemical producers rely on us to warehouse, repackage, transport and sell their products as a way to expand their market access, enhance their geographic reach, lower their costs and grow their business. Customers who purchase products and services from us benefit from a lower total cost of ownership, as they are able to simplify their chemical sourcing process and outsource functions to us such as just-in-time availability of the right product, packaging, mixing, blending and technical expertise. They also rely on us for safe delivery and off-loading of chemicals that is fully compliant with increasing local and federal regulations.
In the year ended December 31, 2017, we generated $8.3 billion in net sales, net income of $119.8 million and $603.7 million in Adjusted EBITDA. For a reconciliation of Adjusted EBITDA to net income (loss), see “Selected Financial Data” in Item 6 of this Annual Report on Form 10-K.
The following charts illustrate the geographical and end market diversity of our 2017 net sales:

We maintain strong, long-term relationships with our producers and our customers, many of which span decades. We source materials from thousands of producers worldwide, including premier global leaders. For the year ended December 31, 2017, our 10 largest producers accounted for approximately 30 percent of our total chemical purchases. Similarly, we sell products to thousands of customers globally, ranging from small and medium-sized businesses to large industrial customers. For the year ended December 31, 2017, our top 10 customers accounted for approximately 10 percent of our consolidated net sales. Globally, we service our customers with on-time delivery rates greater than 96 percent.
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
USA
We supply a broad offering of commodity and specialty chemicals and ingredients, as well as specialized services to a wide range of end markets, touching a majority of the manufacturing and industrial production sectors in the United States. Our close proximity to customers, combined with our deep product knowledge and end market expertise, serves as a competitive advantage.
We repackage and blend bulk chemicals for shipment by our transportation fleet as well as common carriers. Our highly skilled salesforce is deployed by geographic sales district as well as by end-use market and industry, e.g., coatings and adhesives, food ingredients and products, pharmaceutical ingredients and products, personal care, and energy.
Canada
Our Canadian operations are regionally focused, with a highly skilled salesforce supplying a broad offering of commodity and specialty chemicals and ingredients to the local customer base. In Eastern Canada, we primarily focus on industrial markets such as food ingredients, pharmaceutical ingredients, coatings and adhesives, and chemical manufacturing. We also service the cleaning and sanitation, personal care, mining, and energy markets. In Western Canada, we focus on forestry, chemical manufacturing, mining, and energy markets (e.g., midstream gas pipeline, oil sands processing and oil refining). Lastly, due to its size, we have dedicated resources and expertise serving the agriculture end market. In agriculture, we formulate and distribute crop protection and fertilizer products to independent retailers and specialty applicators servicing the agricultural end markets in both Western Canada and Eastern Canada and we provide support services to agricultural chemical producers throughout the country.
EMEA
We maintain a strong presence in the United Kingdom and Continental Europe with sales offices in 20 countries. We also have five sales offices in the Middle East and Africa.
We execute primarily on a pan-European basis, leveraging centralized or shared information technology systems, raw materials procurement, logistics, route operations and the management of producer relationships where possible to benefit from economies of scale and improve cost efficiency. We have strong end market expertise and key account management capability across Europe to better support sales representatives in each country and for serving our key customer end markets, namely pharmaceutical ingredients and finished products, food ingredients, coating and adhesives, and personal care.
Rest of World
We operate sales offices and distribution sites in Mexico, Brazil and to a lesser extent the Asia-Pacific region. We continue to expand our footprint in Latin America through strategic acquisitions, most recently through our 2017 acquisition of Tagma, a leading provider of customized formulation and packaging services for crop protection chemicals in the Brazilian agriculture market.
Our Competitive Strengths
We derive strength and competitive advantage from our scale, broad product offering, high levels of service and expertise, long-standing relationships with producers, and our industry leading safety record.
Scale
We operate one of the most extensive chemical distribution networks in the world, comprising more than 600 distribution facilities, approximately 90 million gallons of chemical storage tank capacity and hundreds of tractors, railcars, tankers and trailers operating daily through our facilities. We purchase thousands of different chemicals, some in large quantities, from over thousands of producers. Our purchasing power and global procurement relationships provide us with advantages over local and regional competitors due to economies of scale and our ability to manage our working capital.
Product breadth and market reach
We offer a wide range of chemical products and services across nearly all end-use markets. This enables us to present to customers a “one-stop-shop” approach that simplifies their procurement process and lowers their total cost of ownership, and provides suppliers with the opportunity to achieve growth by accessing new end markets through us.
Service and expertise
Globally, we provide our customers with greater than 96 percent on-time delivery from our nearby facilities. This highly responsive service level enables our customers to lower their inventory levels and avoid production interruptions from lack of chemical ingredients.
To complement our extensive product portfolio, we offer to our customers specialized services, such as our chemical waste removal and environmental response services, chemical storage, and specialty product blending and formulation services. These services provide efficiency gains to our customers and deepen our relationships with them.
We also provide, through our highly skilled sales force, in-depth product technical knowledge and end market expertise to our customers, as well as valuable market and customer insights to our producers about how their products are performing in the market.
Long-standing producer and customer relationships
We have developed strong, long-term relationships, many spanning several decades, with the world's premier global chemical producers and distribute products to more than 100,000 customer locations around the globe, from small and medium sized businesses to global industrial customers. The strength of our relationships has provided opportunities for us to integrate our service and logistics capabilities into our customers’ and producers’ business processes and to promote collaboration on supply chain optimization, marketing and other revenue enhancement strategies.

Safety and regulatory compliance
At Univar we are Serious about Safety. Our safety culture is embedded into our global operations. Safety is foundational in planning for operations, products, processes and facilities. Specific initiatives include:

•	Data driven and causality-based accident prevention work;

•	Improved process and facility controls;

•	Mandatory general education and role specific safety training;

•	Joint management-worker Health and Safety Committees; and

•	Safety audits, incident investigation and improvement measures.

Our efforts have resulted in improvements in global safety metrics during the last 6 years. We track worker injuries using the U.S. Occupational Safety & Health Administration (OSHA) standardized methodology of Total Case Incident Rate (TCIR), which is the rate of recordable injuries per 200,000 hours worked. We have reduced our TCIR from 1.69 in 2011 to 0.71 in 2017, an improvement of 58.0%.
We believe that being Serious about Safety results in a competitive advantage by:

•	Maintaining and improving relationships with our customers, who view safety performance as a key criterion for vendor selection;

•	Improving employee recruitment and retention; and

•	Reducing the likelihood of incidents and enabling our employees to focus on their contributions.
While we believe being Serious about Safety improves our service, productivity and financial performance, that is not why safety is important to us. At Univar, we believe it is our responsibility to provide safe working conditions and challenge ourselves to continually improve.
Our Growth Strategy
We believe that we are well positioned to drive profitable growth, increase our market share, and capitalize on industry outsourcing trends by focusing on our key initiatives of Commercial Greatness, Operational Excellence and One Univar.
Drive profitable growth
Commercial Greatness. We seek to increase the value we provide our customers and our producers by improving our customers’ experience and driving additional growth for our producers. We seek to:

•
further develop a highly skilled and well-equipped sales force utilizing a value-based consultative sales approach that is aligned to customer and end market needs by geography, product and service, and industry specialization;

•	continue to increase our technical and industry-specific product and market expertise;

•	develop a world-class marketing capability to dynamically identify and align resources with high-growth, high value opportunities; and

•
cultivate and maintain long-term producer relationships through deep market and product knowledge, value-based selling, reduced complexity in distribution channels, and offering complementary products and services as a total solution for our customers.

Operational Excellence. We are committed to continuously improving our operating performance and lowering our costs per transaction. We seek to:

•	align our business teams with identified growth opportunities in customer end markets, product markets, services, and industries in a way that narrows focus and increases accountability;

•	increase our use of digital tools to simplify tasks, lower costs and improve customer experience;

•	continue to use Lean Six Sigma methodologies to deliver project-by-project productivity gains;

•	increase the cost efficiency of our warehouses, terminals, tank farms and logistics, and improve our net working capital efficiency;

•	deliver a compelling customer value proposition by providing simplified sourcing, cost effective just-in-time delivery and managed inventory along with value-added services; and

•	continue to build on our industry leading safety performance as a differentiator with both customers and producers.
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
Expand our market share
We believe our Commercial Greatness, Operational Excellence and One Univar initiatives will allow us to outperform competitors, leading to market share gains. We will continue to streamline and enhance our customer experience in order to be the easiest distributor to do business with and to increase customer preference for Univar. In addition, we believe our industry-focused go-to-market strategy combined with innovative sales and marketing support and strong customer preference will lead to winning additional product authorizations from producers. Finally, we are also pursuing selective acquisitions to increase our presence and develop competitive advantage in attractive end markets and whose products and service capabilities can benefit from our scale advantages. As a result, Univar is positioned well to gain market share.
Capitalize on industry outsourcing trends
We are well positioned to benefit from the growing trend of chemical producers and customers to outsource key tasks to chemical distributors. As a full-line distributor with a strong supply-chain-network across a broad geographic region, we are well suited to help customers and producers consolidate their distributor relationships and lower their total costs of ownership or service. Finally, as a leader in chemical distribution, we believe we can accelerate this trend by increasing the attractiveness of our total value proposition to both customers and our producers.
Through our Commercial Greatness, Operational Excellence and One Univar initiatives and by reinforcing our “one-stop-shop” provider capability, we will build on and increase the economic value we create in the global supply chain.
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
In 2007, we were acquired by investment funds advised by CVC Capital Partners Advisory (US), Inc. (“CVC”) as well as investment funds associated with Goldman, Sachs & Co. and Parcom. In November 2010, investment funds associated with Clayton, Dubilier & Rice, LLC (“CD&R”) acquired a 42.5 percent ownership interest in us. In December 2010, we acquired Basic Chemicals Solutions, a global distributor and trader of commodity chemicals, which strengthened our ability to provide value in the supply chain between chemical producers and end-users and reinforced our global sourcing capabilities. In January 2011, we completed the acquisition of Quaron, a chemical distributor operating in Belgium and the Netherlands, which complemented our strong European foothold in specialty chemicals with expanded product portfolio and increased logistical capability. We continued our expansion into the emerging markets in 2011 through our acquisition of Eral-Protek, a leading chemical distributor in Turkey, and the acquisition of Arinos, a leading chemical distributor of specialty and commodity chemicals and high-value services in Brazil. In December 2012, we acquired Magnablend, whose specialty chemical and manufactured products broadened our energy offerings. In May 2013, we expanded our Mexican presence with the acquisition of Quimicompuestos, making us a leading chemical distributor in the Mexican market. In November 2014, we acquired D’Altomare Quimica Ltda., a Brazilian distributor of specialty chemicals and ingredients, which expanded our geographic footprint and market presence in Brazil. In April 2015, we acquired Key Chemical, Inc., one of the largest distributors of fluoride to municipalities in the United States, which expanded our offerings into the municipal and other industrial markets.
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

In July 2015, we acquired the assets of Chemical Associates, Inc., a marketer, manufacturer, and distributor of oleochemicals, many of which are based on renewable and sustainable resources, thereby enhancing the value Univar brings to a number of our key markets such as personal care, food, cleaning and sanitization, lubricants, and coatings and adhesives. In October 2015, we entered into the agrochemical formulation market and expanded our capabilities in the third-party agriculture logistics market in Canada with the acquisition of the Future Group. In November 2015, we acquired Arrow Chemical, Inc., adding a complementary portfolio of active pharmaceutical ingredients (“APIs”) and other specialty ingredients essential to the formulation of generic and over-the-counter pharmaceuticals. In December 2015, we acquired Weaver Town Oil Services, Inc., and Weavertown Transport Leasing, Inc., operating as the Weavertown Environmental Group, which strengthened our ChemCare waste management service offering with a broad range of complementary services, including industrial cleaning, waste management and transportation, site remediation, and 24/7 emergency response services. In December 2015, we also acquired Polymer Technologies Ltd., a U.K.-based developer and distributor of unique ultraviolet/electron beam curable chemistries used to formulate environmentally responsible paints, inks, and adhesives.
In March 2016, we acquired Bodine Services of the Midwest, further strengthening our ChemCare waste management, environmental maintenance and response service offering in key geographic markets. That same month, we acquired the assets of Nexus Ag Business, Inc., enhancing our existing macronutrient and crop protection inputs through a proprietary line of micronutrients, macronutrients and specialty fertilizers. Together with our leading distribution and services network in the region, this acquisition further strengthens our agriculture group’s ability to provide customers in Canada with a complete product service offering that covers the entire growing cycle from start to finish.
In September 2017, we acquired Tagma Brasil Ltda., expanding our agriculture business in one of the world's fastest-growing agricultural markets. That same month, we acquired the assets of PVS Minibulk, Inc., strengthening our MiniBulk business in the West Coast market.
During 2016 and 2017, we engaged in a series of secondary registrations of our stock. As a result, CVC divested its ownership interest in our company and both CD&R and Temasek continued to reduce their ownership stakes in our company. As of January 31, 2018, CD&R and Temasek owned 8.2% and 9.9%, respectively, of our issued and outstanding shares.
The below chart illustrates the change in our Significant Stockholders since the IPO date.
Products and End Markets
The focus of our marketing approach is to identify attractive end-user markets and provide customers in those markets all of their commodity and specialty chemical or ingredient needs. We also offer value-added services as well as procurement solutions that leverage our chemical, supply chain and logistics expertise, networked inventory sourcing and producer relationships. We provide our customers with a “one-stop shop” for their commodity and specialty chemical needs and offer a reliable and stable source of quality products and services.
We buy and inventory chemicals and ingredients in large quantities such as barge loads, railcars or full truck loads from chemical producers and sell and distribute smaller quantities to our customers. Approximately 40 percent of the chemicals and ingredients we purchase are in bulk form, and we repackage them into various size containers for sale and distribution.

Commodity chemicals and ingredients represent the largest portion of our business by sales and volume. Our commodity portfolio includes acids and bases, surfactants, glycols, inorganic compounds, alcohols and general chemicals used extensively throughout most end markets. Our specialty chemicals and ingredient sales represent an important, high-value, higher-growth portion of the chemical distribution market. We typically sell specialty products in lower volumes but at a higher profit than commodity products and our intent is to increase our presence in the specialty market. While many producers supply specialty products directly to customers, there is an increasing trend toward outsourcing the distribution of these specialized, lower volume products and ingredients. We believe that customers and producers value Univar’s ability to supply both commodity and specialty products, particularly as the markets continue to consolidate.
We focus on sourcing high-volume products that we distribute to our customers. We buy products globally at attractive pricing. Generally, we sell chemicals and ingredients via our industry-focused salesforce. However, a small proportion of the chemicals that we source are sold directly to certain high-volume customers through a dedicated sales team who handles these unique products and transactions. Our global sourcing capabilities enhance our global market presence, ensure safety of supply and competitive pricing, and provide product expertise across all market segments.
We serve a diverse set of end markets and regions, with no end market accounting for more than 14 percent of our net sales over the past year.
Our key global end markets include:

•
Agricultural and Environmental Sciences. We are a leading wholesale distributor of crop protection products to independent retailers and specialty applicators in Canada. To support this end market, we distribute herbicides, fungicides, insecticides, seed, micronutrients, macronutrients, horticultural products, fertilizers and feed, among other products. In addition, we provide storage, packaging and logistics services for major crop protection companies, for whom we store chemicals, feed-grade materials, seed and equipment. We supply pest control products and equipment to the structural pest control, public health, vegetation management, turf and ornamental, food processing and post-harvest storage, animal health and hay production markets. We operate a network of approximately 70 Univar ProCenter distribution centers in North America to serve this end market.

•
Chemical Manufacturing. We distribute a full suite of chemical products in support of the chemical manufacturing industry (organic, inorganic and polymer chemistries). Our broad warehousing and delivery resources permit us to assure our chemical manufacturing customers efficient inventory management, just-in-time delivery, and custom blends and packages. Our industry expertise also assists our customers in both selecting products that best suit their objectives and addressing chemical waste and wastewater issues.

•
Cleaning and Sanitization. The cleaning and sanitization industry is made up of thousands of large and small formulators that require a multitude of chemical ingredients to make cleaning products and detergents for home and industrial use. We distribute chemicals manufactured by many of the industry’s leading producers of enzymes, surfactants, solvents, dispersants, thickeners, bleaching aides, builders, sealants, acids, alkalis and other chemicals that are used as ingredients and processing aids in the manufacturing of cleaning products.

•
Coatings and Adhesives. The coatings and adhesives industry is one of our largest customer end markets. We sell resins, pigments, solvents, thickeners, dispersants and other additives used to make paints, inks, and coatings. We have a large, dedicated team of industry and product specialists with market expertise that enables us to work closely with formulators and producers to offer new technologies, new and improved formulations and to scale-up support. Our product line includes epoxy resins, polyurethanes, titanium dioxide, fumed silica, esters, plasticizers, silicones and specialty amines.

•
Food Ingredients and Products. For the food and beverage industry, we distribute a diverse portfolio of commodity and specialty products that are sold as food additives or processing aids. We sell food ingredients such as thickeners, emulsifiers, sweeteners, preservatives, leavening agents and humectants, as well as texturizer and fat replacement products that include xanthan gum, locust bean gum, cellulosics and guar gum. We also distribute acidulants such as citric acid, lactic acid and malic acid, as well as alkalis. Additional offerings include supplements and products such as proteins, vitamins and minerals. The major food and beverage markets we serve are meat processing, baked goods, dairy, grain mill products, processed foods, carbonated soft drinks, fruit drinks and alcoholic beverages. We carefully manage our product portfolio to ensure quality standards, security of supply and cost competitiveness. We continuously refresh our product offering with products that meet key trends impacting the food industry. Our industry experts have developed marketing tools that simplify the ingredient selection process for our customers and provide valuable product performance information and technical solutions.

•
Energy. We provide chemicals and service to midstream pipeline and downstream refinery operators primarily in the US and Canada. We offer an expansive product line with a team of highly skilled and uniquely dedicated specialists to stay on top of the latest trends, technologies and regulations. We also service the upstream oil and gas production market, including the US shale hydraulic-fracturing sector, by providing a variety of bulk chemicals to drill sites, as well as specialty blended products used to fracture rock and stimulate oil and gas production from the well. Other markets served to a lesser extent include Mexico, Europe’s North Sea and parts of Africa.

•
Personal Care. We are a full-line distributor in the personal care industry providing a wide variety of specialty and basic chemicals and ingredients used in skin care products, shampoos, conditioners, styling products, hair color, body washes, sun care, color cosmetics, and pet care products. The products that we distribute include surfactants, emollients, emulsifiers, rheology modifiers, active ingredients, color, preservatives and processing aids. Our dedicated team of industry experts and technical marketers work with our customers to formulate traditional and cutting-edge products that address key trends in the personal care end markets.

•
Pharmaceutical Ingredients and Finished Products. We are uniquely positioned in the highly-regulated pharmaceutical ingredients industry due to the combination of our product portfolio, logistics footprint and customized solutions. We represent some of the world’s leading excipient, process, solvent and active pharmaceutical ingredient producers, as well as producers of chemicals used to support water treatment, filtering and purification systems, thus offering our customers a very broad product selection in the pharmaceutical industry. We sell active ingredients such as aspirin, ascorbic acid, caffeine and ibuprofen, and excipients that include phosphates, polyethylene glycols, polysorbates, methylcellulose, stearyl alcohol and stearates. We also make and sell certain finished pharmaceutical products.

Services
In addition to selling and distributing chemicals, we use our transportation and warehousing infrastructure, along with our broad knowledge of chemicals and hazardous materials handling to provide important distribution and specialized services for our producers and our customers. This intermediary role Univar plays is increasingly important, in particular due to the recent trend of increased outsourcing of distribution by chemical producers to satisfy their need for supply chain efficiency. These services include:
Distribution and specialized services

•
Inventory Management. We manage our inventory in order to meet customer demands on short notice whenever possible. Our value as channel partners of chemical producers also enables us to obtain access to chemicals in times of short supply, when smaller chemical distributors may not be able to obtain or maintain stock. Further, our global distribution network permits us to stock products locally to enhance “just-in-time” delivery, providing outsourced inventory management to our customers in a variety of end markets.

•
Product Knowledge and Technical Expertise. We partner with our customers in their production processes. For example, we employ teams of food technologists, chemical engineers and petroleum engineers who have the technical expertise to assist in the formulation of products to meet specific customer performance requirements as well as provide customers with after-market support and consultation.

•
Mixing, Blending and Repackaging. We provide a full suite of blending and repackaging services for our customers across diverse industries. Additionally, we can fulfill small orders through our repackaging services, enabling customers to maintain smaller inventories.

•
Digital Promotion or E-marketing. ChemPoint is our unique distribution business that provides digital promotion or e-marketing channels for specialty and fine chemicals. ChemPoint operates principally in North America and EMEA and is primarily focused on expanding market share of high-value and highly specialized chemicals for partnered producers.

•
Chemical Waste Removal and Environmental Response Services. Our ChemCare waste management service collects both hazardous and non-hazardous waste products at customer locations in the United States and Canada, and then works with select vendors in the waste disposal business to safely transport these materials to licensed third party treatment, storage and disposal facilities. ChemCare reviews each waste profile, recommends disposal alternatives to the customer and offers transportation of the waste to the appropriate waste disposal company. Hazardous and non-hazardous waste management technologies provided from our approved treatment storage and disposal facility vendors include recycling, incineration, fuels blending, lab packing, landfill, deep well injection and waste-to-energy. Through our acquisitions of Bodine and Weavertown Environmental Group, we are also able to provide our customers with industrial cleaning, site remediation and emergency environmental response services.

•
Specialized Formulation and Blending. Leveraging our technical expertise, we are able to utilize our blending and mixing capabilities to create specialty chemical formulations to meet specific customer performance demands for agriculture and energy products through our Future Group, Tagma, and Magnablend blending services.

Producers
Maintaining strong relationships with producers is important to our overall success, and we source chemicals and ingredients from many of the premier global chemical and ingredient manufacturers. Our relationships with some of the world’s largest commodity and specialty chemical and ingredient producers have been in place for decades. We typically maintain relationships with multiple producers in order to protect against disruption in supply and distribution logistics, as well as to ensure competitive pricing of our supply. Our scale, geographic reach, diversified distribution channels and industry expertise enable us to develop strong, long-term relationships with producers, and integrate our service and logistics capabilities into their business processes. This promotes collaboration on supply chain optimization, marketing and other revenue enhancement strategies. The producers we work with also benefit from the insight we provide into customer buying patterns and trends. More and more, chemical and ingredient producers are depending on the sales forces and infrastructure of large distributors to efficiently market, warehouse and deliver their chemicals and ingredients to end users.
Our supplier community is well diversified, with our largest producer representing approximately 9% of our 2017 chemicals expenditures, and no other chemical producer accounting for more than 5% of the total. Our 10 largest producers accounted for approximately 30% of our total chemical purchases in 2017.
We typically purchase our chemicals and ingredients through purchase orders rather than long-term contracts, although we have exclusive supply arrangements for certain chemicals and ingredients. We normally enter into framework supply contracts with key producers. These framework agreements generally operate on an annual basis either with pricing items fixed to an index or without fixed pricing terms, although they often include financial incentives if we meet or exceed specified purchase volumes. We also have a limited number of longer term agreements with certain producers of commodity chemicals. For all of these chemicals, once we purchase the products, we ship them either directly to a customer or, more commonly, to one of our distribution centers.
Sales and Marketing
We organize our business to align with our customers and end markets needs by geography, product and service, and industry specialization, including high-focus industries such as coatings and adhesives, food ingredients, pharmaceutical ingredients and products, personal care, agricultural and environmental sciences, and energy. We train our sales personnel so that they develop expertise in the industries that they serve. Our sales force leverages our strong producer relationships to provide superior product insight and expertise supporting the delivery of critical-use specialty, organic and inorganic chemicals and ingredients to customers. Aligning our business to customers and end markets enables our sales force and supply chain to deliver valuable market insights to both our customers and producers.
Distribution Channels
We continue to refine our distribution business model to provide producers and our customers with the highest level of service, reliability and timeliness of deliveries while offering cost competitive products. We have multiple channels to market, including both warehouse delivery, and direct-to-consumer delivery. The principal determinants of the way a customer is serviced include the size, scale and level of customization of a particular order, the nature of the product and the customer, and the location of the product inventories. For the year ended December 31, 2017, warehouse distribution accounted for approximately 79% of our net sales while direct distribution accounted for approximately 18% of our net sales, with the remaining approximate 3% of net sales derived primarily from our waste management services.
Warehouse distribution
Our warehouse distribution channel is the core of our operations. We purchase chemicals and ingredients in truck load or larger quantities from producers based on contracted demands of our customers and our estimates of anticipated customer purchases. Once received, products are stored in one or more of our distribution facilities, for sale and distribution in smaller, less-than-truckload quantities to our customers. Our warehouses have various facilities for services such as repackaging, blending and mixing to create specialized solutions needed by our customers in ready-to-use formulations.
Our warehouse network connects large producers with smaller volume customers whose consumption patterns tend to make them uneconomical to be served directly by producers. Thus, the core customer serviced via our warehouses is a small or medium-volume consumer of chemicals and ingredients. Since chemicals and ingredients comprise only a fraction of the input costs for many of our customers’ products, our warehouse customers typically value quality, reliability of supply and ease of service. Our breadth of product offerings also allows us to provide customers with complete management solutions for their chemical needs as they are able to obtain small volumes of many different products from us more efficiently and economically than if they dealt directly with multiple chemical producers. Our network of warehouses allows us to service most customers from multiple locations and also enables us to move products efficiently and economically throughout our own warehouse system to service customers on a real-time basis. Further, by leveraging our geographic footprint and logistics platform, we are able to combine multiple customer orders along the same distribution routes to reduce delivery costs and facilitate customer inventory management. For example, we combine multiple less-than-truckload deliveries for different customers along the same route to better utilize our delivery assets while at the same time minimizing our customers’ inventories.
Our network of warehouses allows us to offer a delivery system that increases inventory visibility and improves plant safety and productivity. MiniBulk is a safe and efficient handling and use system for customers receiving less than full truckload quantities of chemicals. Our trained specialists deliver products to on-site storage containment systems that minimize employee exposure to hazardous chemicals. In addition, the need for drum storage and disposal are eliminated, thereby saving costs and improving access to product inventory. Our remote telemetry systems used in conjunction with MiniBulk storage solutions permit around-the-clock access to inventory information. The result is better inventory management, elimination of manual measurement and better assurance of timely replenishment.
With the leading market position in North America, our operations are capable of serving customers throughout the United States, including Hawaii and Alaska, and all major provinces and major manufacturing centers within Canada including remote areas such as the oil sands regions of Northern Canada. Our close proximity to major transportation arteries allows us to service customers in the most remote locations throughout the United States, particularly those markets that chemical producers are not able to serve profitably. In the USA, we rely on a combination of our own fleet of distribution vehicles and third-party carriers, while we primarily use third parties for the transportation of chemicals and ingredients in Canada, EMEA and Rest of World.
Direct distribution
Our direct distribution channel provides point-to-point logistics for full truckloads or larger quantities of chemicals between producers and customers. In direct distribution, we sell and service large quantity purchases that are shipped directly from producers through our logistics infrastructure, which provides our customers with sourcing and logistics support services for inventory management and delivery, in many cases far more economically than the producer might provide. We believe that producers view us not as competitors, but as providers of a valuable service, supporting these large orders through the utilization of our broad distribution network. We typically do not maintain inventory for direct distribution, but rather use our existing producer relationships and marketing expertise, ordering and logistics infrastructure to serve this demand, resulting in limited working capital investment for these sales. Our direct distribution service is valuable to major chemical producers as it allows them to deliver larger orders to customers utilizing our existing ordering, delivery and payment systems.
Insurance
The nature of our business exposes us to operational risk, including damages to the environment and property, and injury to employees or the general public. Although we focus on operating safely and prudently, we occasionally receive claims, alleging damages, negligence or other wrongdoing in the planning or performance of our services. Our liabilities resulting from these claims can be significant. Accruals for deductibles are based on claims and actuarial estimates of claims development and claims incurred but not recorded.
We maintain policies of insurance that provide coverage for these types of claims (subject to limitations, exclusions, or deductibles) for our worldwide facilities and activities. To mitigate aggregate loss potential above these retentions and deductibles, the company purchases insurance coverage from highly rated insurance companies. The company does not currently operate or participate in any captive insurance companies or other non-traditional risk transfer alternatives.
In the normal course of business, as a financial guarantee of our performance, we also purchase surety bonds or issue letters of credit in connection with municipal contracts, import and export activities, environmental remediation, and environmental permits.
Competition
The chemical and ingredient production, distribution and sales markets are highly competitive. Most of the products that we distribute are made to standard specifications and are either produced by or available from multiple sources.
Chemical and ingredient distribution itself is a fragmented market in which only a small number of competitors have substantial international operations. Our principal large international competitor is Brenntag, which has a particularly strong position in Europe.
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

Chemical and ingredient producers may also sell their products through a direct sales force or through multiple chemical distributors, limit their use of third party distributors, particularly with respect to higher margin products, or to partner with other chemical and ingredient producers for distribution. Each of which could increase our competition.
We compete on the basis of service, on-time delivery, product breadth and availability, product and market knowledge and insights, safety and environmental compliance, global reach, product price, as well as our ability to provide certain additional value-added services.
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
Environmental, health and safety matters
We operate in a number of jurisdictions and are subject to numerous foreign, federal, state and local laws and regulations related to the protection of the environment, human health and safety, including laws regulating discharges of hazardous substances into the soil, air and water, blending, managing, handling, storing, selling, transporting and disposing of hazardous substances, investigation and remediation of contaminated properties and protecting the safety of our employees and others. Some of our operations are required to hold environmental permits and licenses and certain of our services businesses are also impacted by these laws. The cost of complying with these environmental, health and safety laws, permits and licenses has, in some instances, been substantial.
Some of our historic operations, including those of companies we acquired, have resulted in contamination at a number of currently and formerly owned or operated sites. We are required to investigate and remediate at many of such sites. Contamination at these sites generally resulted from releases of chemicals and other hazardous substances. We have spent substantial sums on such investigation and remediation and expect to continue to incur such expenditures, or discover additional sites in need of investigation and remediation, until such investigation and remediation is deemed complete. Information on our environmental reserves is included in “Note 19: Commitments and contingencies” to our consolidated financial statements for the year ended December 31, 2017 which are included in Item 8 of this Annual Report on Form 10-K.
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
FDA.  The U.S. Food & Drug Administration, or FDA's, Food Safety Modernization Act, or FSMA, directs FDA to build an integrated national food safety system in partnership with state and local authorities.  Univar facilities that handle FDA regulated products are required to implement a written preventive controls plan.  This involves evaluating the hazards that could affect food safety and specifying what preventive steps, or controls, will be put in place to significantly minimize or prevent the hazards.  Also, when we import FDA regulated products into the United States, we have an explicit responsibility to verify that our foreign suppliers have adequate preventive controls in place.  Finally, the rule establishes requirements for companies involved in transporting FDA regulated products to use sanitary practices to ensure the safety of those products.
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
As of December 31, 2017, Univar USA has accepted the tender of, and is defending McKesson in, eight pending separate-plaintiff claims in multi-plaintiff lawsuits filed in the State of Mississippi. These lawsuits have multiple plaintiffs, include a large number of defendants, and provide no specific information on the plaintiffs’ injuries and do not connect the plaintiffs’ injuries to any specific sources of asbestos. Additionally, the majority of the plaintiffs in these lawsuits have not put forth evidence that they have been seriously injured from exposure to asbestos. No new claims in Mississippi have been received since 2010. At the peak there were approximately 16,000 such claims pending against McKesson. To date, the costs for defending these cases have not been material, and the cases that have been finalized have either been dismissed or resolved with either minimal or no payments. Although we cannot predict the outcome of pending or future claims or lawsuits with certainty, we believe the future defense and liability costs for the Mississippi cases will not be material. Univar USA has not recorded a reserve related to these lawsuits, as it has determined that losses are neither probable nor estimable.
As of December 31, 2017, Univar USA was defending fewer than 255 single-plaintiff asbestos claims against McKesson (or Univar USA as a successor in interest to McKesson Chemical Company) pending in 12 states. These cases differ from the Mississippi multi-plaintiff cases in that they are single-plaintiff cases with the plaintiff alleging substantial specific injuries from exposure to asbestos-containing products. These cases are similar to the Mississippi cases in that numerous defendants are named and that they provide little specific information connecting the plaintiffs’ injuries to any specific source of asbestos. Although we cannot predict the outcome of pending or future claims or lawsuits with certainty, we believe the liabilities for these cases will not be material. In 2017, there were 70 single-plaintiff lawsuits filed against McKesson and 92 cases against McKesson which were resolved. As of December 31, 2017, Univar USA had reserved $125,000 related to pending asbestos litigation.
Environmental remediation
The Company is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively “environmental remediation work”) at approximately 130 locations, some that are now or were previously Company-owned/occupied and some that were never Company-owned/occupied (“non-owned sites”).
The Company’s environmental remediation work at some sites is being conducted pursuant to governmental proceedings or investigations, while the Company, with appropriate state or federal agency oversight and approval, is conducting the environmental remediation work at other sites voluntarily. The Company is currently undergoing remediation efforts or is in the process of active review of the need for potential remediation efforts at approximately 106 current or formerly Company-owned/occupied sites. In addition, the Company may be liable for a share of the cleanup of approximately 24 non-owned sites. These non-owned sites are typically (a) locations of independent waste disposal or recycling operations with alleged or confirmed contaminated soil and/or groundwater to which the Company may have shipped waste products or drums for re-conditioning, or (b) contaminated non-owned sites near historical sites owned or operated by the Company or its predecessors from which contamination is alleged to have arisen.
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

The Company subsequently appealed the judgment and a trial in the Federal Court of Canada occurred on May 10, 2017. On October 13, 2017, the Federal Court Appeals issued its judgment in favor of the Company, ruling that the Canadian restructuring was not subject to the GAAR, reversing the lower court’s decision. The Canadian Ministry of Finance had until December 12, 2017 to appeal the judgment to the Canadian Supreme Court. A $52.1 million (Canadian) Letter of Credit, covering the initial assessment of $29.4 million (Canadian) and interest of $22.7 million (Canadian), was issued.
In September 2014, also relating to the Restructuring, the CRA issued the 2008 and 2009 Notice of Reassessments for federal corporate income tax liabilities of $11.9 million (Canadian) and $11.0 million (Canadian), respectively, and a departure tax liability of $9.0 million (Canadian). Likewise, in April 2015, the Company’s subsidiary received the 2008 and 2009 Alberta Notice of Reassessments of $6.0 million (Canadian) and $5.8 million (Canadian), respectively. These Reassessments reflect the additional tax liability and interest relating to those tax years should the CRA be successful in its assertion of the GAAR relating to the Restructuring described above. In accordance with the CRA’s collection procedures, a $21.0 million (Canadian) Letter of Credit had been issued with respect to the federal assessment.
The CRA did not pursue an appeal to the Supreme Court of Canada, and Notices of Reassessment to zero were issued by the CRA on the 2007 GAAR matter, as well as the 2008 and 2009 matters relating to the Restructuring. The previously issued Letters of Credit on both assessments were canceled by the Company. The matters are now final and closed.
Proprietary Rights
We rely primarily on trademarks, copyrights and trade secret laws to establish and maintain our proprietary rights in our intellectual property including technology, creative works and products.
We currently own trademark registrations or pending applications in approximately 86 countries for the Univar name and in approximately 68 countries for the Univar hexagon logo. Each of the issued registrations is current and valid for the maximum available statutory duration and can be renewed prior to expiration of the relevant statutory period. We renew the registrations as they become due for both of these marks. We claim common law rights in the mark “Univar” and other Univar-owned trademarks in those jurisdictions that recognize trademark rights based on use without registration. Additionally, we currently own registrations and pending applications in the United States and various jurisdictions for numerous other trademarks that identify Univar as the source of products and services, including “ChemPoint.com,” “ChemCare,” and “PESTWEB.”
Employees
As of December 31, 2017, we employed more than 8,600 persons on a full-time equivalent basis worldwide.
Item 1A.    RISK FACTORS
Risks Related to Our Business
Business and Economic Risks
We are affected by general economic conditions, particularly fluctuations in industrial production and consumption, and an economic downturn could adversely affect our operations and financial results.
We sell chemicals that are used in manufacturing processes and as components of or ingredients in other products. Our sales are correlated with and affected by fluctuations in the levels of industrial production, manufacturing output, and general economic activity. Producers of commodity and specialty chemicals are likely to reduce their output in periods of significant contraction in industrial and consumer demand, while demand for the products we distribute depends largely on trends in demand in the end markets our customers serve. A majority of our sales are in North America and Europe and our business is therefore susceptible to downturns in those economies as well as, to a lesser extent, the economies in the rest of the world. Our profit margins, as well as overall demand for our products and services, could decline as a result of a large number of factors outside our control, including economic recessions, reduced customer demand (whether due to changes in production processes, consumer preferences, laws and regulations affecting the chemicals industry and the manner in which they are enforced, or other factors), inflation, fluctuations in interest and currency exchange rates, and changes in the fiscal or monetary policies of governments in the regions in which we operate.
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
Our business depends on access to adequate supplies of the chemicals our customers purchase from us. From time to time, we may be unable to purchase adequate quantities of certain chemicals at prices that would enable us to earn a profit, if at all due to supply disruptions. Causes of supply disruptions may include natural disasters (including hurricanes and other extreme weather), industrial accidents, scheduled production outages, producer breaches of contract, producer disruptions, high demand leading to difficulties allocating appropriate quantities, port closures and other transportation disruptions and other circumstances beyond our control. In addition, unpredictable events may have a significant impact on the industries in which many of our customers operate, reducing demand for products that we normally distribute in significant volumes. Significant disruptions of supply and disruptions in customer industries could have a material adverse effect on our business, financial condition and results of operations.
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
To the extent we have contracts with producers and our customers, they are generally short term or terminable upon short notice or at will, and termination or renegotiation of our relationships with producers and customers could negatively affect our business.
Our purchases and sales of chemicals are typically made pursuant to purchase orders rather than long-term contracts. Many of our contracts with both producers and our customers are terminable without cause upon 30 days' or less notice to us from the producer or customer. While some of our relationships for the distribution and sale of chemicals have exclusivity or preference provisions, we may not enforce these provisions effectively due to legal or business considerations. Our business relationships and reputation may suffer if we are unable to meet our delivery obligations to our customers which may occur because many producers are not subject to contracts or can terminate contracts on short notice. In addition, renegotiation of purchase or sales terms to our disadvantage could reduce our sales margins. Any of these developments could adversely affect our business, financial condition and results of operations.
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
In order to meet customer demand, we typically maintain significant inventories, and we are therefore subject to a number of risks associated with our inventory levels, including the following:

•	declines in the prices of chemicals that are held by us;

•	the need to maintain a significant inventory of chemicals that may be in limited supply and therefore difficult to procure;

•	buying chemicals in bulk for the best pricing and thereby holding excess inventory;

•	responding to the fluctuating demand for chemicals;

•	cancellation of customer orders; and

•	responding to customer requests for rapid delivery.
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
It can be difficult to anticipate our customers’ requirements for particular chemicals, particularly in the cases on pronounced cyclicality in our end markets. We could be, and often are, asked to deliver larger-than-expected quantities of a particular chemical on short notice. If for any reason we experience difficulties in filling customer orders, our reputation and customer relationships could be harmed. Customers may discontinue their relationship with us or we may be required to pay a higher price in order to obtain the needed chemical on short notice, thereby adversely affecting our margins.
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
Any reduction in oil and gas prices, could depress the immediate levels of exploration, drilling, development and production activity by certain of our customers. Even the perception of longer-term lower oil and gas prices by certain of our customers could similarly reduce or delay major expenditures by these customers given the long-term nature of many large-scale development projects. If any of these events were to occur, it could have an adverse effect on our business, results of operations and financial condition.
The markets in which we operate are highly competitive.
The chemical distribution market is highly competitive. Chemicals can be purchased from a variety of sources, including traders, brokers, wholesalers and other distributors, as well as directly from producers. Many of the products we distribute or finish are essentially fungible with products offered by our competition, including emerging competitors. The competitive pressure we face is particularly strong in sectors and markets where local competitors have strong positions or where new competitors can easily enter. Increased competition from distributors of products similar to or competitive with ours could result in price reductions, reduced margins and a loss of market share.
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
We carry significant goodwill and intangible assets on our balance sheet. As of December 31, 2017, our goodwill and intangible assets totaled approximately $1.8 billion and $0.3 billion, respectively, including approximately $1.2 billion in goodwill resulting from our 2007 acquisition by investment funds advised by CVC. We may also recognize additional goodwill and intangible assets in connection with future business acquisitions. Goodwill is not amortized for book purposes. We test for impairment annually using a fair value based approach. We also test between annual tests if an event occurs or circumstances change that indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. The identification and measurement of impairment involves the estimation of the fair value of reporting units, which requires judgment and involves the use of significant estimates and assumptions by management. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment and incorporate management assumptions about expected future cash flows and contemplate other valuation techniques. Our estimates of future cash flows may differ from actual cash flows that are subsequently realized due to many factors, including future worldwide economic conditions and the expected benefits of our initiatives, among other things. Intangible assets are amortized for book purposes over their respective useful lives and are tested for impairment if any event occurs or circumstances change that indicates that carrying value may not be recoverable. Although we currently do not expect that our goodwill and intangible assets will be further impaired, we cannot guarantee that a material impairment will not occur, particularly in the event of a substantial deterioration in our future prospects either in total or in a particular reporting unit. See “Note 12: Goodwill and intangible assets” in Item 8 of this Annual Report on Form 10-K for a discussion of our 2017 impairment review. If our goodwill and intangible assets become impaired, it could have a material adverse effect on our financial condition and results of operations.
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
Although we achieved profitability in 2017, we had a net loss of $68.4 million in 2016 and there can be no assurance that we will sustain profitability. We have incurred net losses in four of the last six fiscal years. Growth of our revenues may slow or revenues may decline for a number of possible reasons, including slowing demand for our products and services, increasing competition or decreasing growth of our overall market. Our cost of goods sold could increase for a number of possible reasons, including increases in chemical prices and increases in chemical handling expenses due to regulatory action or litigation. In addition, our ability to generate profits could be impacted by our substantial indebtedness and the related interest expense. The interest payments on our indebtedness have exceeded operating income in four of our last six fiscal years. All of these factors could contribute to further net losses and, if we are unable to meet these risks and challenges as we encounter them, our business may suffer.
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
We face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable, threats to the security of our facilities, and threats from terrorist acts. The potential for such security threats subjects our operations to increased risks that could have a material adverse effect on our business. We are continuously working to improve our ability to respond and recover from potential security threats through technological improvements and employee awareness training around cyber risks.  In responding to these risks, we continue to implement various procedures and controls to monitor and mitigate security threats and to increase security for our information, facilities and infrastructure which may result in increased capital and operating costs. We may be the recipients of intelligence or other threat information that we are unable to share with investors and other stakeholders. There can be no assurance that such procedures, controls, and intelligence will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to losses of sensitive information, critical infrastructure or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations or cash flows and could result in claims being brought against us. Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data (either directly or through our business partners), and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. In addition, if any information about our customers and producers retained by us were the subject of a successful cybersecurity attack against us, we could be subject to litigation or other claims by the affected customers and producers. These events could damage our reputation and lead to financial losses from expenses related to remediation actions, loss of business or potential liability.
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
Because we are engaged in the blending, managing, handling, storing, selling, transporting and disposing of chemicals, chemical waste products and other hazardous materials, product liability, health impacts, fire damage, safety and environmental risks are significant concerns for us. We maintain substantial reserves relating to remediation activities at our owned sites and third party sites which are subject to federal and state clean-up requirements, as described below in “—We are subject to extensive general and product-specific environmental, health and safety laws and regulations. Compliance with and changes to these environmental, health and safety laws, including laws relating to the investigation and remediation of contamination, could have a material adverse effect on our business, financial condition and results of operations.” We are exposed to present and future chemical exposure claims by employees, contractors on our premises, other persons located nearby, as well as related workers' compensation claims. In the United States, we are subject to federal legislation enforced by OSHA as well as to state safety and health laws. We carry insurance to protect us against many accident-related risks involved in the conduct of our business and we maintain environmental damage and pollution insurance coverage in accordance with our assessment of the risks involved, the ability to bear those risks and the cost and availability of insurance. Each of these insurance policies is subject to exclusions, deductibles and coverage limits we believe are generally in accordance with industry standards and practices. See “Business—Insurance” in Item 1 of this Annual Report on Form 10-K. We do not insure against all risks and may not be able to insure adequately against certain risks (whether relating to our or a third party’s activities or other matters) and may not have insurance coverage that will pay any particular claim. We also may be unable to obtain at commercially reasonable rates in the future adequate insurance coverage for the risks we currently insure against, and certain risks are or could become completely uninsurable or eligible for coverage only to a reduced extent. In particular, more stringent environmental, health or safety regulations may increase our costs for, or impact the availability of, insurance against accident-related risks and the risks of environmental damage or pollution. Our business, financial condition and results of operations could be materially impaired by accidents and other environmental risks that substantially reduce our revenues, increase our costs or subject us to other liabilities in excess of available insurance.

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
International Market Risk
We generate a significant portion of our net sales internationally and intend to continue to expand our international operations. We face particular challenges in emerging markets. Our results of operations could suffer if we are unable to manage our international operations effectively or as a result of various risks related to our international activities.
During the year ended December 31, 2017, approximately 40% of our net sales were generated outside of the United States. We intend to continue to expand our penetration in certain foreign markets and to enter new and emerging foreign markets. Expansion of our international business will require significant management attention and resources. The profitability of our international operations will largely depend on our continued success in the following areas:

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

•	possible future changes to tariffs associated with imports and exports from the US;

•	divergent labor regulations and cultural expectations regarding employment and agency;

•	different cultural expectations regarding industrialization, international business and business relationships;

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
Our operations in the Asia-Pacific region, Eastern Europe, Latin America and the Middle East and Africa are still developing. It may prove difficult to achieve our goals and take advantage of growth and acquisition opportunities in these or in other emerging markets due to a lack of comprehensive market knowledge and network and legal restrictions. Our growth in emerging markets may also be limited by other factors such as significant government influence over local economies, foreign investment restrictions, substantial fluctuations in economic growth, high levels of inflation and volatility in currency values, exchange controls or restrictions on expatriation of earnings, high domestic interest rates, wage and price controls, changes in governmental economic or tax policies, imposition of trade barriers, unexpected changes in regulation and overall political social and economic instability. In addition, the heightened exposure to terrorist attacks or acts of war or civil unrest in certain geographies, if they occur, could result in damage to our facilities, substantial financial losses or injuries to our personnel.
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
We sell products in over 140 countries and we generated approximately 40% of our 2017 net sales outside the United States. The revenues we receive from such foreign sales are often denominated in currencies other than the US dollar. We do not hedge our foreign currency exposure with respect to our investment in and earnings from our foreign businesses. Accordingly, we might suffer considerable losses if there is a significant adverse movement in exchange rates.
In addition, we report our consolidated results in US dollars. The results of operations and the financial position of our local operations are generally reported in the relevant local currencies and then translated into US dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to currency translation risk. Consequently, any change in exchange rates between our foreign subsidiaries’ functional currencies and the US dollar will affect our consolidated income statement and balance sheet when the results of those operating companies are translated into US dollars for reporting purposes. Decreases in the value of our foreign subsidiaries’ functional currencies against the US dollar will tend to reduce those operating companies’ contributions in dollar terms to our financial condition and results of operations. In 2017, our most significant currency exposures were to the euro, the Canadian dollar and the British pound sterling versus the US dollar. The exchange rates between these and other foreign currencies and the US dollar may fluctuate substantially and such fluctuations have had a significant effect on our results in recent periods. For additional details on our currency exposure and risk management practices, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K.
Litigation, Environmental and Tax Regulation Risk
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
Previous operations, including those of acquired companies, have resulted in contamination at a number of current and former sites, which must be investigated and remediated. We are currently investigating and/or remediating contamination, or contributing to cleanup costs, at approximately 130 currently or formerly owned, operated or used sites or other sites impacted by our operations. We have spent substantial sums on such investigation and remediation and we expect to continue to incur such expenditures in the future. Based on current estimates, we believe that these ongoing investigation and remediation costs will not materially affect our business. There is no guarantee, however, that our estimates will be accurate, that new contamination will not be discovered or that new environmental laws or regulations will not require us to incur additional costs. Any such inaccuracies, discoveries or new laws or regulations, or the interpretation of existing laws and regulations, could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2017, we reserved approximately $89.2 million for probable and reasonably estimable losses associated with remediation at currently or formerly owned, operated or used sites or other sites impacted by our operations. We may incur losses in connection with investigation and remediation obligations that exceed our environmental reserve. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Environmental Liabilities” in Item 7 of this Annual Report on Form 10-K for additional information. We also may incur substantial costs, including fines, damages, criminal or civil sanctions and investigation and remediation costs, or experience interruptions in our operations, for violations under environmental, health and safety laws or permit requirements.
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
We have been identified as potentially responsible parties at various third party sites at which we have arranged for the disposal of our hazardous wastes. We may be identified as a potentially responsibility party at additional sites beyond those for which we currently have financial obligations. Such developments could have a material adverse effect on our business, financial condition and results of operations. See “Business—Regulatory Matters—Environmental, Health and Safety Matters” in Item 1 of this Annual Report on Form 10-K.
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
We are subject to asbestos claims.
In connection with our purchase of McKesson Chemical Company in 1986, our wholly-owned subsidiary Univar USA Inc. is obligated to indemnify McKesson for claims alleging injury from exposure to asbestos-containing products by McKesson Chemical Company. As of December 31, 2017, we are defending lawsuits by more than one hundred plaintiffs claiming asbestos related injuries, including a small number of which name us as a defendant. See “Business—Legal Proceedings—Asbestos Claims” in Item 1 of this Annual Report on Form 10-K. As of December 31, 2017, Univar USA has not recorded a liability related to the pending litigation as any potential loss is neither probable nor estimable. Although our costs of defense to date have not been material, we cannot predict the ultimate outcome of these lawsuits, which, if determined adversely to us, may result in liability that would have a material adverse effect on our business, financial condition and results of operations. Furthermore, if the number of asbestos claims for which we are obligated to indemnify McKesson, or the number of asbestos claims naming us, were to increase substantially, particularly if the increase were associated with a significant increase in the average cost per lawsuit, our business, financial condition and results of operations could be materially adversely affected.
Our business is subject to many operational risks for which we might not be adequately insured or prevail in any claim dispute.
We are exposed to risks including, but not limited to, accidents, contamination and environmental damage, safety claims, natural disasters, terrorism, acts of war and civil unrest and other events that could potentially interrupt our business operations and/or result in significant costs. Although we attempt to cover these risks with insurance to the extent that we consider appropriate, we may incur losses that are not covered by insurance or exceed the maximum amounts covered by our insurance policies. Even if our insurance coverage is appropriate, our insurers may contest, and prevail in litigation regarding, and claims. We have incurred environmental risks and losses, often from our historic activities, for which we have no available or remaining insurance.
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
Employee and Benefit Plan Risk
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
Our pension plans in the United States and certain other countries are not fully funded. The funded status of our pension plans is equal to the difference between the value of plan assets and projected benefit obligations. At December 31, 2017, our pension plans had an underfunded status of $226.7 million. This amount could increase or decrease depending on factors such as those mentioned above. Changes to the funded status of our pension plans as a result of updates to actuarial assumptions and actual experience that differs from our estimates will be recognized as gains or losses in the period incurred under our “mark to market” accounting policy, and could result in a requirement for additional funding which would have a direct effect on our cash position. Based on current projections of minimum funding requirements, we expect to make cash contributions of $39.1 million to our defined benefit pension plans in 2018. The timing for any such requirement in future years is uncertain given the implicit uncertainty regarding the future developments of factors mentioned above. The union sponsored multi-employer pension plans in which we participate are also underfunded, including the substantially underfunded Teamsters Central States, Southeast and Southwest Pension Plan, which has liabilities at a level twice that of its assets. This requires us to make often substantial withdrawal liability payments when we close a facility covered by one of these plans, which could hinder our ability to make otherwise appropriate management decisions to operate as efficiently as possible.
A portion of our workforce is unionized and labor disruptions could decrease our profitability.
As of December 31, 2017, we had approximately 590 employees in the United States subject to various collective bargaining agreements, most of which have a three-year term. In addition, in several of our international facilities, particularly those in Europe, employees are represented by works councils appointed pursuant to local law consisting of employee representatives who have certain rights to negotiate working terms and to receive notice of significant actions. As of December 31, 2017, approximately 25% of our labor force is covered by a collective bargaining agreement, including approximately 14% of our labor force in the United States, approximately 20% of our labor force in Canada and approximately 46% of our labor force in Europe, and approximately 4% of our labor force is covered by a collective bargaining agreement that will expire within one year. These arrangements grant certain protections to employees and subject us to employment terms that are similar to collective bargaining agreements. We cannot guarantee that we will be able to negotiate these or other collective bargaining agreements or arrangements with works councils on the same or more favorable terms as the current agreements or arrangements, or at all, and without interruptions, including labor stoppages at the facility or facilities subject to any particular agreement or arrangement. A prolonged labor dispute, which could include a work stoppage, could have a material adverse effect on our business, financial condition and results of operations.

Changes in legislation, regulation and government policy may have a material adverse effect on our business in the future.
Elections in the United States and other democracies in which we conduct business could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy directly affecting our business or indirectly affecting us because of impacts on our customers and producers.  Legislative and regulatory proposals that could have a material direct or indirect impact on us include, but are not limited to, disallowances of income tax deductions, taxes or other restrictions repatriating foreign earnings, restrictions on imports and exports, modifications to international trade policy, including withdrawal from trade agreements, environmental regulation, changes to immigration policy, changes to health insurance legislation and the imposition of tariffs and other taxes on imports. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, our producers or our customers, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flows.
Risks Related to Our Indebtedness
We and our subsidiaries may incur additional debt in the future, which could substantially reduce our profitability, limit our ability to pursue certain business opportunities and reduce the value of your investment.
As of December 31, 2017, we had $2,277.8 million of debt outstanding under our $2,283.5 million US dollar term loan facility (the “New Senior Term Loan Facility”), $171.7 million of debt outstanding under our $1,300.0 million Senior ABL credit facility and $100.0 million senior ABL term loan facility (the “Senior ABL Facility”), no borrowings outstanding under our €200.0 million senior European ABL facility (the “European ABL Facility”) with approximately $681.4 million available for additional borrowing under these facilities and $399.5 million outstanding under Univar USA Inc.’s 6.75% senior notes due 2023 (the “Unsecured Notes”). Subject to certain limitations set forth in the agreements that govern these facilities and notes, we or our subsidiaries may incur additional debt in the future, or other obligations that do not constitute indebtedness, which could increase the risks described below and lead to other risks. The amount of our debt or such other obligations could have important consequences for holders of our common stock, including, but not limited to:

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
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. All of the 40,250,000 shares sold pursuant to our IPO in June 2015, the 4,500,000 shares we registered on July 29, 2016, the 20,943,741 shares we registered on August 15, 2016, the 12,500,000 shares we registered on December 12, 2016, the 15,000,000 shares we registered on January 31, 2017 and the 10,000,000 shares we registered on December 14, 2017 are immediately tradable without restriction under the Securities Act of 1933, as amended (the “Securities Act”), unless held by “affiliates”, as that term is defined in Rule 144 under the Securities Act. The remaining shares of outstanding common stock are restricted securities within the meaning of Rule 144 under the Securities Act, but will be eligible for resale subject, in certain cases, to applicable volume, means of sale, holding period and other limitations of Rule 144 or pursuant to an exception from registration under Rule 701 under the Securities Act, subject to the terms of the lock-up agreements entered into by the Significant Stockholders, our directors and certain of our key executive officers. The underwriter may, at any time, release all or any portion of the shares subject to lock-up agreements entered into in connection with this offering.
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
Significant stockholders have the right to nominate members of our Board of Directors and may exercise significant control over the direction of our business. To the extent ownership of our common stock continues to be held by stockholders with these rights, it could prevent you and other stockholders from influencing significant corporate decisions.
Investment funds associated with Clayton, Dubilier & Rice, LLC (“CD&R”) beneficially own approximately 8.2% of the outstanding shares of our common stock. CD&R continues to exercise significant influence over all matters requiring stockholder approval for the foreseeable future, including approval of significant corporate transactions, which may reduce the market price of our common stock.
Under the Amended and Restated Stockholders’ Agreement, CD&R is entitled to nominate up to three sponsor directors and three independent directors under certain circumstances related to continued ownership of the shares they hold. CD&R continues to hold 11,561,039 shares, which allows them to continue to nominate members to our board of directors.
These provisions allow CD&R to continue to exercise significant control over our corporate decisions, including over matters which our other stockholders have a right to vote. Our Third Amended and Restated Certificate of Incorporation and our Second Amended and Restated Bylaws also include a number of provisions that may discourage, delay or prevent a change in our management or control for so long as CD&R owns specified percentages of our common stock. See “— Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.” These provisions not only could have a negative impact on the trading price of our common stock, but could also allow the Significant Stockholders to delay or prevent a corporate transaction that the public stockholders might approve.
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
Our Third Amended and Restated Certificate of Incorporation and Second Amended and Restated By-laws include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our Third Amended and Restated Certificate of Incorporation and Second Amended and Restated By-laws currently:

•	authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to thwart a takeover attempt;

•
establish a classified Board of Directors, our board is divided into three classes, with each class serving for staggered three-year terms, which prevents stockholders from electing an entirely new Board of Directors at an annual meeting;

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

These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt or our stockholders' approval of a proposal to declassify our Board, the existence of these provisions may adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future. See “Description of Capital Stock—Anti-Takeover Effects of our Third Amended and Restated Certificate of Incorporation and Second Amended and Restated By-laws.” Our Third Amended and Restated Certificate of Incorporation and Second Amended and Restated By-laws may also make it difficult for stockholders to replace or remove our management. These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES
Our principal executive office is located in Downers Grove, Illinois under a lease expiring in June 2024. As of December 31, 2017, we had 276 locations the United States in 48 states. Of these locations, approximately 263 are warehouse facilities responsible for storing and shipping of products and 13 are dedicated office space. Our warehouse facilities are nearly equally comprised of owned, leased and third party warehouses and our office space is generally leased. Our facilities focus on the storing, repackaging and blending of chemicals and ingredients for distribution. Such facilities do not require substantial investments in equipment, can be opened fairly quickly and replaced with little disruption. As such, we believe that none of our facilities on an individual basis is principal to the operation of our business. We select locations for our warehouses based on proximity to producers and our customers to maintain efficient distribution networks. We believe that our facilities are adequate and suitable for our current operations. We hold a relatively small number of surplus sites for potential disposition. In some instances, our larger owned sites have been mortgaged under our secured credit facilities.
We have 362 locations outside of the United States in 30 countries. These facilities are focused on storing and shipping of products. Approximately half are owned or leased and half are third party warehouses. The majority of the facilities outside of the United States are found in the following countries:

•	Brazil (5 facilities)

•	Canada (151 facilities)

•	China (9 facilities)

•	France (26 facilities)

•	Germany (9 facilities)

•	Mexico (34 facilities)

•	Netherlands (19 facilities)

•	Norway (7 facilities)

•	Spain (6 facilities)

•	Sweden (14 facilities)

•	United Kingdom (30 facilities)
ITEM 3.    LEGAL PROCEEDINGS
“Legal Proceedings” in Item 1 of this Annual Report on Form 10-K and Note 19, entitled “Commitments and Contingencies” in Item 8 of this Annual Report on Form 10-K, are incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock has been listed on the New York Stock Exchange under the symbol “UNVR” since June 18, 2015. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low closing sales prices per share for our common stock on the New York Stock Exchange.

	High	Low
Fiscal Year 2017
First Quarter	$32.81	$27.36
Second Quarter	32.43	28.72
Third Quarter	31.04	26.99
Fourth Quarter	31.63	28.63
Fiscal Year 2016
First Quarter	$17.41	$11.12
Second Quarter	19.74	16.68
Third Quarter	21.85	17.69
Fourth Quarter	28.60	21.07
Holders of Record
As of December 31, 2017, there were 21 stockholders of record of our common stock, and the closing price of our common stock was $30.96 per share as reported on the New York Stock Exchange.
Stock Performance
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for the Company, the S&P 500 and the S&P 500 Chemical Index for the period beginning on June 17, 2015 through year ended December 31, 2017. The graph assumes $100 was invested in each of the Company's common stock, the S&P 500 and S&P 500 Chemical Index as of the market close on June 17, 2015. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Dividend Policy
We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay dividends in the foreseeable future. In addition, our credit facilities contain restrictions on our ability to pay dividends.
ITEM 6.    SELECTED FINANCIAL DATA
The following table presents our summary consolidated financial data as of and for the periods indicated. The selected consolidated financial data as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The selected consolidated financial data as of December 31, 2015, 2014 and 2013 and for the fiscal years ended December 31, 2014 and 2013 are derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical consolidated financial data may not be indicative of our future performance.
This “Selected Financial Data” should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K and our audited consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.

	Fiscal year ended December 31,
	2017	2016	2015	2014	2013
(in millions, except per share data)
Consolidated Statements of Operations
Net sales	$8,253.7	$8,073.7	$8,981.8	$10,373.9	$10,324.6
Gross profit	1,805.5	1,727.1	1,799.1	1,930.7	1,875.9
Gross margin	21.9%	21.4%	20.0%	18.6%	18.2%
Net income (loss)	119.8	(68.4)	16.5	(20.1)	(82.3)
Income (loss) per common share – diluted	0.85	(0.50)	0.14	(0.20)	(0.83)
Consolidated Balance Sheet
Cash and cash equivalents	$467.0	$336.4	$188.1	$206.0	$180.4
Total assets	5,732.7	5,389.9	5,612.4	6,067.7	6,204.7
Long-term liabilities	3,223.2	3,240.5	3,502.2	4,300.7	4,232.5
Stockholders’ equity	1,090.1	809.9	816.7	248.1	381.3
Other financial data
Cash provided by operating activities	$278.9	$449.6	$356.0	$126.3	$289.3
Cash used by investing activities	(79.1)	(136.0)	(294.4)	(148.2)	(215.7)
Cash (used) provided by financing activities	(108.7)	(166.1)	(19.8)	84.1	(110.5)
Capital expenditures	82.7	90.1	145.0	113.9	141.3
Adjusted EBITDA(1)	603.7	562.7	600.1	641.7	598.2
Adjusted EBITDA margin(1)	7.3%	7.0%	6.7%	6.2%	5.8%

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

The following is a quantitative reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net income (loss):

	Fiscal year ended December 31,
(in millions)	2017	2016	2015	2014	2013
Net income (loss)	$119.8	$(68.4)	$16.5	$(20.1)	$(82.3)
Impairment charges(1)	—	133.9	—	0.3	135.6
Pension mark to market loss (gain)	3.8	68.6	21.1	117.8	(73.5)
Pension curtailment and settlement gains	(9.7)	(1.3)	(4.0)	—	—
Stock-based compensation expense	19.7	10.4	7.5	12.1	15.1
Business transformation costs	23.4	5.4	—	—	—
Restructuring charges	5.5	6.5	33.8	46.2	65.8
Other employee termination costs	8.1	1.5	—	—	—
Contingent consideration fair value adjustments	—	—	—	—	(24.7)
(Gain)/loss on sale of property, plant and equipment	(11.3)	(0.7)	(2.8)	3.4	0.5
Acquisition and integration related expenses	3.1	5.5	7.1	3.7	5.0
Other operating expenses	6.9	8.6	14.4	8.0	23.4
Other non-operating items	3.5	0.1	4.1	2.9	—
Foreign currency transactions	4.6	0.6	0.8	0.6	0.9
Foreign currency denominated loans revaluation	17.9	13.7	(8.9)	(8.3)	10.1
Undesignated foreign currency derivative instruments	(0.3)	1.8	4.8	3.9	0.2
Undesignated interest rate swap contracts	2.2	(10.1)	(2.0)	—	—
Ineffective portion of cash flow hedges	—	—	0.4	(0.2)	0.2
Loss due to discontinuance of cash flow hedges	—	—	7.5	—	—
Debt refinancing costs	5.3	—	16.5	—	6.2
Loss on extinguishment of debt	3.8	—	12.1	1.2	2.5
Advisory fees to CVC and CD&R	—	—	2.8	5.9	5.2
Contract termination fee to CVC and CD&R	—	—	26.2	—	—
French penalty	—	—	—	—	(4.8)
Depreciation and amortization	200.4	237.9	225.0	229.5	228.1
Interest expense, net	148.0	159.9	207.0	250.6	294.5
Tax expense (benefit)	49.0	(11.2)	10.2	(15.8)	(9.8)
Adjusted EBITDA	$603.7	$562.7	$600.1	$641.7	$598.2

(1)
The 2016 impairment charges primarily related to impairment of intangible assets and property, plant and equipment. See “Note: 13 Impairment charges” in Item 8 of this Annual Report on Form 10-K for further information regarding the fiscal year ended December 31, 2017. The 2014 impairment charges primarily related to impairments of idle properties and equipment. The 2013 impairment charges primarily related to the write-off of goodwill related to the Rest of World segment as well as the write-off of capitalized software costs related to a global ERP system.

The defined benefit pension and other postretirement benefit plan's mark to market loss (gain) is measured and recognized in its entirety within the statement of operations annually on December 31. The adjustment primarily includes the difference between the expected return on plan assets and the actual return on plan assets as well as differences resulting from assumption changes and changes in plan experience between the prior pension measurement date and the current pension measurement date. For details of pension expense both within and excluded from Adjusted EBITDA, see the table below:

	Fiscal year ended December 31,
(in millions)	2017	2016	2015	2014	2013
Service cost	$2.5	$2.5	$5.5	$7.1	$9.1
Interest cost	47.2	50.4	51.1	55.2	50.7
Expected return on plan assets	(56.9)	(61.2)	(66.0)	(60.2)	(56.4)
Amortization of unrecognized prior service credits	(0.2)	(4.5)	(11.9)	(11.9)	(11.8)
Net pension benefit included in Adjusted EBITDA	$(7.4)	$(12.8)	$(21.3)	$(9.8)	$(8.4)

Mark to market (gain) loss due to difference in asset returns	$(60.5)	$(45.2)	$67.3	$(76.3)	$(6.7)
Mark to market loss (gain) due to assumption changes	60.8	103.9	(39.3)	196.5	(63.7)
Mark to market loss (gain) due to plan experience	3.5	9.9	(6.9)	(2.4)	(3.1)
Mark to market loss (gain)	$3.8	$68.6	$21.1	$117.8	$(73.5)

Settlement	$(9.7)	$—	$(1.4)	$—	$—
Curtailment	—	(1.3)	(2.6)	—	—
Pension curtailment and settlement gains	$(9.7)	$(1.3)	$(4.0)	$—	$—

Pension (income) expense excluded from Adjusted EBITDA	$(5.9)	$67.3	$17.1	$117.8	$(73.5)
Total pension (income) expense	$(13.3)	$54.5	$(4.2)	$108.0	$(81.9)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a leading global chemical and ingredients distributor and provider of specialty services. We purchase chemicals from thousands of chemical producers worldwide and warehouse, repackage, blend, dilute, transport and sell those chemicals to more than 100,000 customer locations across approximately 140 countries. Our specialized services include digital promotion or e-marketing of chemicals for our producers, chemical waste removal and ancillary services, on-site storage of chemicals for our customers, and support services for the agricultural end market. We derive competitive advantage from our scale, broad product offering, technical expertise, specialized services, long-standing relationships with leading chemical producers and our industry leading safety record.
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
We monitor the results of our operating segments separately for the purposes of making decisions about resource allocation and performance assessment. We evaluate performance on the basis of Adjusted EBITDA, which we define as our consolidated net income (loss), plus the sum of interest expense, net of interest income, income tax expense (benefit), depreciation, amortization, loss on extinguishment of debt, other operating expenses, net (which primarily consists of pension mark to market adjustments, acquisition and integration related expenses, employee stock-based compensation expense, restructuring charges, business optimization, and other unusual or non-recurring expenses), impairment charges, and other expense, net (which consists of gains and losses on foreign currency transactions and undesignated derivative instruments, ineffective portion of cash flow hedges, debt refinancing costs, and other non-operating activity). We believe that Adjusted EBITDA is an important indicator of operating performance because:

•	we report Adjusted EBITDA to our lenders as required under the covenants of our credit agreements;

•	we consider gains (losses) on the acquisition, disposal and impairment of assets as resulting from investing decisions rather than ongoing operations;

•
Adjusted EBITDA excludes the effects of income taxes, as well as the effects of financing and investing activities by eliminating the effects of interest, depreciation and amortization expenses and therefore more closely measures our operational performance;

•	we use Adjusted EBITDA in setting performance incentive targets in order to align performance measurement with operational performance; and

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
The following is management’s discussion and analysis of the financial condition and results of operations for the years ended December 31, 2017, 2016 and 2015. This discussion should be read in conjunction with the consolidated financial statements, including the related notes, see Item 8 “Financial Statements” of this Annual Report on Form 10-K.
For reconciliations of Adjusted EBITDA to net income (loss), see “Selected Financial Data Selected” in Item 6 of this Annual Report on Form 10-K.
Key Factors Affecting Operating Results and Financial Condition
Key factors impacting our operating results and financial condition include the following:

•	Economic conditions, industry trends and relationships with customers and suppliers

•	Chemical availability and prices, including volume-based pricing

•	Acquisitions, dispositions and strategic investments

•	Operating efficiencies

•	Working capital requirements, interest rates and credit risk

•	Foreign currencies
For a description of our business and how the above factors impact us, refer to Item 1 “Business” and Item 1A “Risk Factors” of this Annual Report on Form 10-K.
In addition to the factors listed above, seasonal changes may affect our business and results of operations. Our net sales are affected by the level of industrial production, which tends to decline in the fourth quarter of each year. Certain of our end markets experience seasonal fluctuations, which also affect our net sales and results of operations. For example, our sales to the agricultural end market, particularly in Canada, tend to peak in the second quarter in each year, depending in part on weather-related variations in demand for agricultural chemicals. Sales to other end markets such as paints and coatings may also be affected by changing seasonal weather conditions.
Results of Operations
Executive Summary
During 2017, we strengthened our financial condition through the refinancing of debt and generation of strong operating cash flow which reduced our leverage. We made progress in the implementation of our key strategic initiatives of Commercial Greatness, Operational Excellence, and One Univar, strengthened our management team and furthered the development of a performance-driven culture. From an operations standpoint, we advanced on each of our priorities which form the framework for our strategy to grow the long-term value of Univar for our equity and debt holders. As a result, in 2017 we:

•	expanded our consolidated Adjusted EBITDA margins;

•	grew Adjusted EBITDA in each operating segment;

•
completed a significant transformation project in our USA segment, structuring the organization around asset type and customer need with clear accountability for profit and creating value through specialization;

•	acquired Tagma Brasil Ltda., expanding our agriculture business in one of the world's fastest-growing agricultural markets;

•	launched the MyUnivar.com online platform in the US for product review and purchase;

•	refinanced debt extending maturity of the US Term Loan B to 2024 and lowering annual interest cost by 75 bps; and

•	resolved the Canadian GAAR tax court case with a Federal Court of Appeals judgment in our favor.
Advances in our business were partially offset by:

•	change in market, product mix, and inventory levels as a result of an agricultural season with drought conditions; and

•	sluggish demand for chemicals in Mexico and strengthening of the US dollar against the peso.
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

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Year Ended				Favorable (unfavorable)	% Change	Impact of currency*
(in millions)	December 31, 2017		December 31, 2016
Net sales	$8,253.7	100.0%	$8,073.7	100.0%	$180.0	2.2%	0.5%
Cost of goods sold (exclusive of depreciation)	6,448.2	78.1%	6,346.6	78.6%	(101.6)	1.6%	(0.5)%
Gross profit	$1,805.5	21.9%	$1,727.1	21.4%	$78.4	4.5%	0.6%
Operating expenses:
Outbound freight and handling	292.0	3.5%	286.6	3.5%	(5.4)	1.9%	(0.6)%
Warehousing, selling and administrative	909.8	11.0%	877.8	10.9%	(32.0)	3.6%	(0.6)%
Other operating expenses, net	49.5	0.6%	104.5	1.3%	55.0	(52.6)%	(0.1)%
Depreciation	135.0	1.6%	152.3	1.9%	17.3	(11.4)%	(0.4)%
Amortization	65.4	0.8%	85.6	1.1%	20.2	(23.6)%	(0.3)%
Impairment charges	—	—%	133.9	1.7%	133.9	(100.0)%	—%
Total operating expenses	$1,451.7	17.6%	$1,640.7	20.3%	$189.0	(11.5)%	(0.5)%
Operating income	$353.8	4.3%	$86.4	1.1%	$267.4	309.5%	1.9%
Other (expense) income:
Interest income	4.0	—%	3.9	—%	0.1	2.6%	2.6%
Interest expense	(152.0)	(1.8)%	(163.8)	(2.0)%	11.8	(7.2)%	0.1%
Loss on extinguishment of debt	(3.8)	—%	—	—%	(3.8)	100.0%	—%
Other expense, net	(33.2)	(0.4)%	(6.1)	(0.1)%	(27.1)	444.3%	19.7%
Total other expense	$(185.0)	(2.2)%	$(166.0)	(2.1)%	$(19.0)	11.4%	0.9%
Income (loss) before income taxes	168.8	2.0%	(79.6)	(1.0)%	248.4	N/M	3.9%
Income tax expense (benefit)	49.0	0.6%	(11.2)	(0.1)%	(60.2)	N/M	0.9%
Net income (loss)	$119.8	1.5%	$(68.4)	(0.8)%	$188.2	N/M	4.7%

*	Foreign currency translation is included in the percentage change. Unfavorable impacts from foreign currency translation are designated with parentheses.
Net sales

Net sales percentage change due to:
Acquisitions	0.1%
Reported sales volumes	(5.8)%
Sales pricing and product mix	7.4%
Foreign currency translation	0.5%
Total	2.2%
Net sales were $8,253.7 million in the year ended December 31, 2017, an increase of $180.0 million, or 2.2%, from the year ended December 31, 2016. The increase in net sales from acquisitions was driven by the September 2017 Tagma acquisition in the Rest of World segment, the March 2016 Nexus Ag acquisition in Canada, and the March 2016 Bodine acquisition in the USA. The decrease in net sales from reported sales volumes was driven by the USA, EMEA, and Rest of World segments, partially offset by higher sales volumes in the Canada segment. The increase in net sales from changes in sales pricing and product mix was driven by all of our segments. Foreign currency translation increased net sales due to the US dollar weakening against the Canadian dollar, euro, and Brazilian real, partially offset by the strengthening of the US dollar against the British pound and the Mexican peso. Refer to the “Segment results” for the year ended December 31, 2017 discussion for additional information.

Gross profit

Gross profit percentage change due to:
Acquisitions	0.2%
Reported sales volumes	(5.8)%
Sales pricing, product costs and other adjustments	9.5%
Foreign currency translation	0.6%
Total	4.5%
Gross profit increased $78.4 million, or 4.5%, to $1,805.5 million for the year ended December 31, 2017. The increase in gross profit from acquisitions was driven by the September 2017 Tagma acquisition in the Rest of World segment, the March 2016 Bodine acquisition in the USA, and the March 2016 Nexus Ag acquisition in Canada. The decrease in gross profit from reported sales volumes was driven by the USA, EMEA, and Rest of World segments, partially offset by higher sales volumes in the Canada segment. The increase in gross profit from changes in sales pricing, product costs and other adjustments was driven by the USA, EMEA, and Rest of World segments, partially offset by a decrease in the Canada segment. Foreign currency translation increased gross profit due to the weakening of the US dollar against the Canadian dollar, euro, and Brazilian real, partially offset by the strengthening of the US dollar against the British pound and the Mexican peso. Gross margin, which we define as gross profit divided by net sales, increased to 21.9% in the year ended December 31, 2017 from 21.4% in the year ended December 31, 2016, primarily due to favorable product mix and focused margin management efforts. Refer to the “Segment results” for the year ended December 31, 2017 discussion for additional information.
Outbound freight and handling
Outbound freight and handling expenses increased $5.4 million, or 1.9%, to $292.0 million for the year ended December 31, 2017. Foreign currency translation increased outbound freight and handling expense by 0.6% or $1.7 million. On a constant currency basis, outbound freight and handling expenses increased 1.3% or $3.7 million, primarily due to higher delivery costs resulting from changes in product mix, market capacity constraints, and increasing fuel prices, partially offset by lower reported sales volumes. Refer to the “Segment results” for the year ended December 31, 2017 discussion for additional information.
Warehousing, selling and administrative
Warehousing, selling and administrative expenses increased $32.0 million, or 3.6%, to $909.8 million for the year ended December 31, 2017. Foreign currency translation increased warehousing, selling and administrative expenses by 0.6% or $5.6 million. On a constant currency basis, the $26.4 million increase is primarily due to higher personnel costs of $34.2 million primarily driven by higher variable compensation expense, the absence of $4.5 million in prior service credits recognized in 2016 related to the US retiree health care plan and higher environmental remediation expense of $4.6 million, partially offset by $3.8 million in lower lease expense, $2.4 million in lower bad debt charges, $1.0 million in lower legal expenses and $0.6 million in lower insurance expense. The remaining $4.6 million decrease related to several insignificant components. Refer to the “Segment results” for the year ended December 31, 2017 discussion for additional information.
Other operating expenses, net
Other operating expenses, net decreased $55.0 million, or 52.6%, to $49.5 million for the year ended December 31, 2017. The decrease was primarily related to the $64.8 million decrease in pension mark to market loss and the $8.4 million increase in pension curtailment and settlement gains driven by a $9.7 million settlement gain in the year ended December 31, 2017 related to a lump sum offering in a US defined benefit plan. The decrease was also driven by a higher gain on sale of property, plant and equipment of $10.6 million driven by the sale and subsequent leaseback of an operating facility in the Canada segment, $2.4 million in lower acquisition and integration related expenses and $1.0 million in lower restructuring charges. The decrease in other operating expenses, net was partially offset by the increase of $18.0 million of costs incurred to support the transformation of the US business, $9.3 million of higher stock-based compensation, and $6.6 million of higher other employee termination costs. The remaining $1.7 million decrease related to several insignificant components. Foreign currency translation increased other operating expenses, net by $0.1 million, or 0.1%. Refer to “Note 4: Other operating expenses, net” in Item 8 of this Annual Report on Form 10-K for additional information.
Depreciation and amortization
Depreciation expense decreased $17.3 million, or 11.4%, to $135.0 million for the year ended December 31, 2017. Foreign currency translation increased depreciation expense by $0.6 million, or 0.4%. On a constant currency basis, the decrease of $17.9 million, or 11.8%, was primarily due to assets reaching the end of their useful lives and due to the second quarter 2016 reassessment of useful lives of certain internally developed software which were fully depreciated by May 2017.

Amortization expense decreased $20.2 million, or 23.6%, to $65.4 million for the year ended December 31, 2017. Amortization expense increased $0.3 million, or 0.3%, due to foreign currency translation. On a constant currency basis, the decrease of $20.5 million, or 23.9%, was primarily driven by the third quarter 2016 impairment charge which reduced the intangible asset base along with lower expense related to intangibles reaching the end of their useful life.
Impairment charges
There were no impairment charges in the year ended December 31, 2017. Impairment charges of $133.9 million were recorded in the year ended December 31, 2016 of which $133.6 million was due to the impairment of certain intangible assets and fixed assets related to the upstream oil and gas customers in the USA segment. The Company also recorded a non-cash, long-lived asset impairment charge of $0.3 million related to assets held-for-sale. Refer to “Note 13: Impairment charges” in Item 8 of this Annual Report on Form 10-K for additional information.
Interest expense
Interest expense decreased $11.8 million, or 7.2%, to $152.0 million for the year ended December 31, 2017 primarily due to lower average outstanding borrowings, as well as lower interest rates related to the January 2017 and November 2017 amendments of the Senior Term B loan agreement. Foreign currency translation decreased interest expense by 0.1% or $0.2 million. Refer to “Note 15: Debt” in Item 8 of our Annual Report on Form 10-K for additional information.
Loss on extinguishment of debt
Loss on extinguishment of debt increased $3.8 million for the year ended December 31, 2017. The $3.8 million loss on extinguishment of debt in the year ended December 31, 2017 related to the write off of unamortized debt discount and debt issuance costs related to the January 2017 and November 2017 debt amendments of the Senior Term B loan agreement. Refer to “Note 15: Debt” in Item 8 of our Annual Report on Form 10-K for additional information.
Other expense, net
Other expense, net increased $27.1 million, or 444.3%, to $33.2 million for the year ended December 31, 2017. The increase was primarily due to the $12.3 million change in mark to market for interest rate swaps resulting from a gain of $10.1 million during the year ended December 31, 2016 compared to a $2.2 million loss in the year ended December 31, 2017. The increase was also driven by $5.3 million in fees related to the January 2017 and November 2017 amendments of the Senior Term B loan agreement. Also contributing to the increase were $4.2 million in higher foreign currency denominated loan revaluation losses and $4.0 million in higher foreign currency transactions. The remaining $1.3 million increase is related to several insignificant components. Refer to “Note 15: Debt” and “Note 17: Derivatives” in Item 8 of this Annual Report on Form 10-K for additional information. Refer to “Note 6: Other expense, net” in Item 8 of this Annual Report on Form 10-K for additional information.
Income tax expense (benefit)
Income tax expense increased $60.2 million from an income tax benefit of $11.2 million in the year ended December 31, 2016 to an income tax expense of $49.0 million in the year ended December 31, 2017. The increase in income tax expense was primarily the result of an increase in overall earnings before income taxes from a loss of $79.6 million incurred for the year ended December 31, 2016, as compared to an income of $168.8 million for the year ended December 31, 2017. The direct and indirect impacts from the Tax Cuts and Jobs Act (the “Tax Act”) also contributed to the total expense by $36.6 million. The increase in income tax expense was partially offset by a release of valuation allowances based on current estimated earnings and future profitability of $25.9 million for the year ended December 31, 2017.

Segment results
Our Adjusted EBITDA by operating segment and in aggregate is summarized in the following tables:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Elimin- ations(1)	Consolidated
	Year ended December 31, 2017
Net sales:
External customers	$4,657.1	$1,371.5	$1,821.2	$403.9	$—	$8,253.7
Inter-segment	121.9	9.1	4.5	0.5	(136.0)	—
Total net sales	$4,779.0	$1,380.6	$1,825.7	$404.4	$(136.0)	$8,253.7
Cost of goods sold (exclusive of depreciation)	3,706.8	1,143.0	1,411.7	322.7	(136.0)	6,448.2
Gross profit	$1,072.2	$237.6	$414.0	$81.7	$—	$1,805.5
Outbound freight and handling	192.8	37.3	55.7	6.2	—	292.0
Warehousing, selling and administrative	528.3	85.0	220.2	46.8	29.5	909.8
Adjusted EBITDA	$351.1	$115.3	$138.1	$28.7	$(29.5)	$603.7
Other operating expenses, net						49.5
Depreciation						135.0
Amortization						65.4
Interest expense, net						148.0
Loss on extinguishment of debt						3.8
Other expense, net						33.2
Income tax expense						49.0
Net income						$119.8

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Elimin- ations(1)	Consolidated
	Year ended December 31, 2016
Net sales:
External customers	$4,706.7	$1,261.0	$1,704.2	$401.8	$—	$8,073.7
Inter-segment	104.4	8.3	4.5	—	(117.2)	—
Total net sales	$4,811.1	$1,269.3	$1,708.7	$401.8	$(117.2)	$8,073.7
Cost of goods sold (exclusive of depreciation)	3,769.7	1,047.4	1,324.6	322.1	(117.2)	6,346.6
Gross profit	$1,041.4	$221.9	$384.1	$79.7	$—	$1,727.1
Outbound freight and handling	191.5	34.1	54.9	6.1	—	286.6
Warehousing, selling and administrative	517.5	83.8	210.5	46.8	19.2	877.8
Adjusted EBITDA	$332.4	$104.0	$118.7	$26.8	$(19.2)	$562.7
Other operating expenses, net						104.5
Depreciation						152.3
Amortization						85.6
Impairment charges						133.9
Interest expense, net						159.9
Other expense, net						6.1
Income tax benefit						(11.2)
Net loss						$(68.4)

(1)
Other/Eliminations represents the elimination of intersegment transactions as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.

USA.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	0.1%	Acquisitions	0.1%
Reported sales volumes	(7.1)%	Reported sales volumes	(7.1)%
Sales pricing and product mix	5.9%	Sales pricing, product costs and other adjustments	10.0%
Total	(1.1)%	Total	3.0%
External sales in the USA segment were $4,657.1 million, a decrease of $49.6 million, or 1.1%, in the year ended December 31, 2017 due to lower sales volumes, partially offset by higher average selling prices resulting from the Company's efforts to improve its sales force effectiveness, favorable changes in product mix and increases in certain chemical prices. The increase in external net sales from acquisitions was due to the March 2016 Bodine acquisition. Gross profit increased $30.8 million, or 3.0%, to $1,072.2 million in the year ended December 31, 2017. Gross profit increased from sales pricing, product costs and other adjustments primarily due to higher average selling prices and changes in product mix to higher margin products. The increase in gross profit from acquisitions was due to the March 2016 Bodine acquisition. Gross margin increased from 22.1% in the year ended December 31, 2016 to 23.0% during the year ended December 31, 2017 primarily due to the factors impacting gross profit discussed above.
Outbound freight and handling expenses increased $1.3 million, or 0.7%, to $192.8 million in the year ended December 31, 2017 primarily due to higher delivery costs resulting from market capacity constraints and increasing fuel prices. Operating expenses increased $10.8 million, or 2.1%, to $528.3 million in the year ended December 31, 2017 of which $19.5 million is attributable to higher personnel costs primarily driven by higher variable compensation expense and the absence of $4.5 million in prior service credits recognized in 2016 related to the US retiree health care plan, partially offset by lower salaries expense.  Additionally, the increase in operating expenses is also due to higher environmental remediation expense of $3.0 million. These increases were partially offset by $3.8 million of lower lease expenses, $3.8 million in lower bad debt charges and $2.3 million in lower maintenance and repair expenses. The remaining $1.8 million decrease related to several insignificant components.

Operating expenses as a percentage of external sales increased from 11.0% in the year ended December 31, 2016 to 11.3% in the year ended December 31, 2017.
Adjusted EBITDA increased by $18.7 million, or 5.6%, to $351.1 million in the year ended December 31, 2017. Adjusted EBITDA margin increased from 7.1% in the year ended December 31, 2016 to 7.5% in the year ended December 31, 2017 primarily as a result of higher gross margin, partially offset by increased operating expenses as a percentage of sales.
Canada.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	0.3%	Acquisitions	0.3%
Reported sales volumes	4.8%	Reported sales volumes	4.8%
Sales pricing and product mix	1.5%	Sales pricing, product costs and other adjustments	(0.2)%
Foreign currency translation	2.2%	Foreign currency translation	2.2%
Total	8.8%	Total	7.1%
External sales in the Canada segment were $1,371.5 million, an increase of $110.5 million, or 8.8%, in the year ended December 31, 2017. Foreign currency translation increased external sales dollars as the US dollar weakened against the Canadian dollar comparing the year ended December 31, 2017 to the year ended December 31, 2016. On a constant currency basis, external sales dollars increased $82.9 million or 6.6%. The increase in external net sales from acquisitions was due to the March 2016 Nexus Ag acquisition. The increase in external net sales was driven by higher reported sales volumes across all regions. The increase in external net sales from changes in sales pricing and product mix was primarily driven by higher average selling prices in key industrial chemical products. Gross profit increased $15.7 million, or 7.1%, to $237.6 million in the year ended December 31, 2017. The increase in gross profit from acquisitions was due to the March 2016 Nexus Ag acquisition. Gross profit decreased from sales pricing, product costs, and other adjustments due to change in market and product mix, partially offset by margin management efforts during the year ended December 31, 2017. Gross margin decreased from 17.6% in the year ended December 31, 2016 to 17.3% in the year ended December 31, 2017.
Outbound freight and handling expenses increased $3.2 million, or 9.4%, to $37.3 million primarily due to higher reported sales volumes and higher delivery costs resulting from changes in product mix. Operating expenses increased by $1.2 million, or 1.4%, to $85.0 million in the year ended December 31, 2017 and decreased as a percentage of external sales from 6.6% in the year ended December 31, 2016 to 6.2% in the year ended December 31, 2017. Foreign currency translation increased operating expenses by $1.7 million, or 2.0%. On a constant currency basis, operating expenses decreased $0.5 million, or 0.6%, primarily related to several insignificant components.
Adjusted EBITDA increased by $11.3 million, or 10.9%, to $115.3 million in the year ended December 31, 2017. Foreign currency translation increased Adjusted EBITDA by $2.3 million, or 2.2%. On a constant currency basis, Adjusted EBITDA increased $9.0 million, or 8.7%, primarily due to increased gross profit. Adjusted EBITDA margin increased from 8.2% in the year ended December 31, 2016 to 8.4% in the year ended December 31, 2017 primarily as a result of lower operating expenses as a percentage of sales, partially offset by lower gross margin.
EMEA.

Net sales percentage change due to:		Gross profit percentage change due to:
Reported sales volumes	(5.4)%	Reported sales volumes	(5.4)%
Sales pricing and product mix	12.0%	Sales pricing, product costs and other adjustments	12.5%
Foreign currency translation	0.3%	Foreign currency translation	0.7%
Total	6.9%	Total	7.8%
External sales in the EMEA segment were $1,821.2 million, an increase of $117.0 million, or 6.9%, in the year ended December 31, 2017 primarily due to higher average selling prices driven by mix improvement, margin management initiatives and chemical price inflation for certain products, partially offset by lower volumes. Foreign currency translation increased external sales dollars as the US dollar weakened against the euro, partially offset by the US dollar strengthening against the British pound, when comparing the year ended December 31, 2017 to the year ended December 31, 2016. Gross profit increased $29.9 million, or 7.8%, to $414.0 million in the year ended December 31, 2017. Gross profit increased due to changes in sales pricing, product costs and other adjustments primarily due to increased sales of higher margin pharmaceutical finished goods as well as the continued impact of favorable product and end market mix. Gross margin increased from 22.5% in the year ended December 31, 2016 to 22.7% in the year ended December 31, 2017 primarily due to the factors impacting gross profit discussed above.
Outbound freight and handling expenses increased $0.8 million, or 1.5%, to $55.7 million primarily due to higher delivery costs per ton due to lower bulk volume sales. Operating expenses increased $9.7 million, or 4.6%, to $220.2 million in the year ended December 31, 2017, and decreased as a percentage of external sales from 12.4% in the year ended December 31, 2016 to 12.1% in the year ended December 31, 2017. Foreign currency translation increased operating expenses by 1.2% or $2.5 million. On a constant currency basis, operating expenses increased $7.2 million, or 3.4%, which was driven by higher personnel costs of $5.4 million primarily due to higher variable compensation expense, higher environmental remediation expense of $1.8 million, and $1.4 million in higher bad debt charges. The increase was partially offset by a decrease of $1.0 million in lease expenses. The remaining offsetting $0.4 million decrease related to several other insignificant components.
Adjusted EBITDA increased by $19.4 million, or 16.3%, to $138.1 million in the year ended December 31, 2017. Foreign currency translation decreased Adjusted EBITDA by 0.5% or $0.6 million. On a constant currency basis, Adjusted EBITDA increased $20.0 million, or 16.8%, which can be attributed to increased gross profit due to improved sales force execution and margin management initiatives together with increased sales of pharmaceutical finished goods compared to the year ended December 31, 2016. The pharmaceutical finished goods product line represented approximately 30% of Adjusted EBITDA in the EMEA segment for the year ended December 31, 2017. Adjusted EBITDA margin increased from 7.0% in the year ended December 31, 2016 to 7.6% in the year ended December 31, 2017 primarily due to higher gross margin and lower outbound freight and handling expenses and operating expenses as a percentage of sales.
Rest of World.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	1.0%	Acquisitions	2.6%
Reported sales volumes	(16.3)%	Reported sales volumes	(16.3)%
Sales pricing and product mix	13.9%	Sales pricing, product costs and other adjustments	13.2%
Foreign currency translation	1.9%	Foreign currency translation	3.0%
Total	0.5%	Total	2.5%
External sales in the Rest of World segment were $403.9 million, an increase of $2.1 million, or 0.5%, in the year ended December 31, 2017. Foreign currency translation increased external sales dollars primarily due to the US dollar weakening against the Brazilian real, partially offset by the US dollar strengthening against the Mexican peso in the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase in external net sales from acquisitions was due to the September 2017 Tagma acquisition. The decrease in external net sales from reported sales volumes was due to weak industrial demand and in particular lower demand in upstream oil and gas products and solvents in Mexico. The increase in external net sales from changes in sales pricing and product mix was primarily due to favorable product mix and higher average selling prices resulting from the Company's efforts to improve its sales force effectiveness and higher chemical prices due to product shortages. Gross profit increased $2.0 million, or 2.5%, to $81.7 million in the year ended December 31, 2017. The increase in gross profit from acquisitions was due to the September 2017 Tagma acquisition. Gross profit increased from sales pricing, product costs and other adjustments primarily due to favorable product mix and higher average selling prices, offset by lower volumes across the region for the year ended December 31, 2017. Gross margin increased from 19.8% in the year ended December 31, 2016 to 20.2% in the year ended December 31, 2017 primarily due to the factors discussed above.
Outbound freight and handling expenses increased $0.1 million, or 1.6%, to $6.2 million in the year ended December 31, 2017. Foreign currency translation increased outbound freight and handling expenses by 1.6% or $0.1 million. On a constant currency basis, outbound freight and handling expenses remained flat compared to prior year primarily due to lower reported sales volumes. Operating expenses remained flat at $46.8 million and 11.6% as a percentage of external sales when comparing the year ended December 31, 2017 to the year ended December 31, 2016. Foreign currency translation increased operating expenses by 2.8% or $1.3 million. On constant currency basis, operating expenses decreased $1.3 million, or 2.8% due to several insignificant components.
Adjusted EBITDA increased by $1.9 million, or 7.1%, to $28.7 million in the year ended December 31, 2017. Foreign currency translation increased Adjusted EBITDA by 3.7% or $1 million. On a constant currency basis, Adjusted EBITDA increased $0.9 million, or 3.4%, primarily due to increased gross profit. Adjusted EBITDA margin increased from 6.7% in the year ended December 31, 2016 to 7.1% in the year ended December 31, 2017 primarily due to higher gross margin.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Year ended				Favorable (unfavorable)	% Change	Impact of currency*
(in millions)	December 31, 2016		December 31, 2015
Net sales	$8,073.7	100.0%	$8,981.8	100.0%	$(908.1)	(10.1)%	(1.4)%
Cost of goods sold (exclusive of depreciation)	6,346.6	78.6%	7,182.7	80.0%	836.1	(11.6)%	1.4%
Gross profit	$1,727.1	21.4%	$1,799.1	20.0%	$(72.0)	(4.0)%	(1.3)%
Operating expenses:
Outbound freight and handling	286.6	3.5%	324.6	3.6%	38.0	(11.7)%	0.7%
Warehousing, selling and administrative	877.8	10.9%	874.4	9.7%	(3.4)	0.4%	1.1%
Other operating expenses, net	104.5	1.3%	106.1	1.2%	1.6	(1.5)%	6.0%
Depreciation	152.3	1.9%	136.5	1.5%	(15.8)	11.6%	1.7%
Amortization	85.6	1.1%	88.5	1.0%	2.9	(3.3)%	1.4%
Impairment charges	133.9	1.7%	—	—%	(133.9)	—%	—%
Total operating expenses	$1,640.7	20.3%	$1,530.1	17.0%	$(110.6)	7.2%	1.4%
Operating income	$86.4	1.1%	$269.0	3.0%	$(182.6)	(67.9)%	(0.5)%
Other (expense) income:
Interest income	3.9	—%	4.3	—%	(0.4)	(9.3)%	(2.3)%
Interest expense	(163.8)	(2.0)%	(211.3)	(2.4)%	47.5	(22.5)%	0.7%
Loss on extinguishment of debt	—	—%	(12.1)	(0.1)%	12.1	N/M	(200.0)%
Other expense, net	(6.1)	(0.1)%	(23.2)	(0.3)%	17.1	(73.7)%	26.7%
Total other expense	$(166.0)	(2.1)%	$(242.3)	(2.7)%	$76.3	(31.5)%	3.1%
(Loss) income before income taxes	(79.6)	(1.0)%	26.7	0.3%	(106.3)	(398.1)%	23.2%
Income tax (benefit) expense	(11.2)	(0.1)%	10.2	0.1%	21.4	(209.8)%	2.0%
Net (loss) income	$(68.4)	(0.8)%	$16.5	0.2%	$(84.9)	(514.5)%	38.8%

*	Foreign currency translation is included in the percentage change. Unfavorable impacts from foreign currency translation are designated with parentheses.
Net sales

Net sales percentage change due to:
Acquisitions	1.3%
Reported sales volumes	(4.1)%
Sales pricing and product mix	(5.9)%
Foreign currency translation	(1.4)%
Total	(10.1)%
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
The decrease in costs was primarily offset by a pension mark to market and related adjustments of $67.3 million which was $50.2 million higher than the year ended December 31, 2015, and $2.9 million of stock-based compensation primarily due to incremental expenses related to awards made in 2016. The remaining decrease was driven by lower consulting fees incurred of

$2.8 million and decreased acquisition and integration expenses of $1.6 million during the year ended December 31, 2016. The remaining $1.7 million increase related to several insignificant components. Foreign currency translation decreased other operating expenses, net by $6.4 million, or 6.0%. Refer to “Note 4: Other operating expenses, net” in Item 8 of this Annual Report on Form 10-K for additional information.
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

Segment results
Our Adjusted EBITDA by operating segment and in aggregate is summarized in the following tables:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Elimin- ations(1)	Consolidated
	Year ended December 31, 2016
Net sales:
External customers	$4,706.7	$1,261.0	$1,704.2	$401.8	$—	$8,073.7
Inter-segment	104.4	8.3	4.5	—	(117.2)	—
Total net sales	$4,811.1	$1,269.3	$1,708.7	$401.8	$(117.2)	$8,073.7
Cost of goods sold (exclusive of depreciation)	3,769.7	1,047.4	1,324.6	322.1	(117.2)	6,346.6
Gross profit	$1,041.4	$221.9	$384.1	$79.7	$—	$1,727.1
Outbound freight and handling	191.5	34.1	54.9	6.1	—	286.6
Warehousing, selling and administrative	517.5	83.8	210.5	46.8	19.2	877.8
Adjusted EBITDA	$332.4	$104.0	$118.7	$26.8	$(19.2)	$562.7
Other operating expenses, net						104.5
Depreciation						152.3
Amortization						85.6
Impairment charges						133.9
Interest expense, net						159.9
Other expense, net						6.1
Income tax benefit						(11.2)
Net loss						$(68.4)

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Elimin- ations(1)	Consolidated
	Year ended December 31, 2015
Net sales:
External customers	$5,351.5	$1,376.6	$1,780.1	$473.6	$—	$8,981.8
Inter-segment	112.7	8.6	4.0	0.1	(125.4)	—
Total net sales	$5,464.2	$1,385.2	$1,784.1	$473.7	$(125.4)	$8,981.8
Cost of goods sold (exclusive of depreciation)	4,365.9	1,161.0	1,398.6	382.6	(125.4)	7,182.7
Gross profit	$1,098.3	$224.2	$385.5	$91.1	$—	$1,799.1
Outbound freight and handling	216.9	39.3	59.6	8.8	—	324.6
Warehousing, selling and administrative	492.6	87.8	226.0	54.1	13.9	874.4
Adjusted EBITDA	$388.8	$97.1	$99.9	$28.2	$(13.9)	$600.1
Other operating expenses, net						106.1
Depreciation						136.5
Amortization						88.5
Interest expense, net						207.0
Loss on extinguishment of debt						12.1
Other expense, net						23.2
Income tax expense						10.2
Net income						$16.5

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
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from our operations as well as borrowings under our credit facilities. During the years ended December 31, 2016 and December 31, 2017, we restructured a significant portion of our long-term debt obligations. These debt amendments extended our debt maturity profile and reduced our future interest payments. Refer to “Note 15: Debt” in Item 8 of this Annual Report on Form 10-K for further information on these debt amendments. As of December 31, 2017, our total liquidity was approximately $1,148.4 million, comprised of $681.4 million available under our credit facilities and $467.0 million of cash and cash equivalents. Our primary liquidity and capital resource needs are to service our debt and to finance working capital, capital expenditures, other liabilities, cost of acquisitions and general corporate purposes. We believe that funds provided by these sources will be adequate to meet our liquidity and capital resource needs for at least the next 12 months under current operating conditions. We have significant working capital needs, although we have implemented several initiatives to improve our working capital and reduce the related financing requirements. The nature of our business, however, requires that we maintain inventories that enable us to deliver products to fill customer orders. As of December 31, 2017, we maintained inventories of $839.5 million, equivalent to approximately 49.8 days of sales (which we calculate on the basis of cost of goods sold for the trailing 90-day period).
The funded status of our defined benefit pension plans is the difference between our plan assets and projected benefit obligations. Our pension plans in the US and certain other countries had an underfunded status of $226.7 million, $271.8 million and $244.5 million at December 31, 2017, 2016 and 2015, respectively. During 2017, we made contributions of $38.2 million. Based on current projections of minimum funding requirements, we expect to make cash contributions of $39.1 million to our defined benefit pension plans in 2018. The timing for any such requirement in future years is uncertain given the implicit uncertainty regarding the future developments of factors described in “Risk Factors” in Item 1A of this Annual Report on Form 10-K and “Note 8: Employee benefit plans” in Item 8 of this Annual Report on Form 10-K.
As a result of the US Tax Act, we must include and pay a one-time tax on undistributed earnings held in foreign jurisdictions making it easier to repatriate our cash held in foreign jurisdictions. See also “Note 7: Income taxes” in Item 8 of this Annual Report on Form 10-K for more information.
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
In June 2017, S&P Global Ratings raised their corporate credit rating on Univar to BB- from B+ and reconfirmed our outlook as “stable”.  In October 2017, Moody’s Investors Service, Inc. raised their corporate credit rating on Univar to B1 from B2, also with a “stable” outlook.

Cash Flows
The following table presents a summary of our cash flow activity for the periods set forth below:

	Fiscal Year Ended December 31,
(in millions)	2017	2016	2015
Net cash provided by operating activities	$278.9	$449.6	$356.0
Net cash used by investing activities	(79.1)	(136.0)	(294.4)
Net cash used by financing activities	(108.7)	(166.1)	(19.8)
Cash Provided by Operating Activities
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Cash provided by operating activities decreased $170.7 million from $449.6 million for the year ended December 31, 2016 to $278.9 million for the year ended December 31, 2017.
Cash provided by operating activities increased by $66.4 million due to an increase in net income exclusive of non-cash items in the year ended December 31, 2017 compared to the year ended December 31, 2016. Refer to “Results of Operations” above for additional information.
The change in trade working capital; which includes trade accounts receivable, net, inventories and trade accounts payable; resulted in an increased use of cash of $176.8 million. Trade accounts receivable, net used cash of $58.5 million in the year ended December 31, 2017 and provided cash of $70.2 million in the year ended December 31, 2016. The increase in current year cash outflows is due to higher sales and the timing of customer payments compared to the prior year ended December 31, 2016. Inventories used cash of $47.7 million in the year ended December 31, 2017 and provided cash of $42.0 million in the year ended December 31, 2016. The current year use of cash is primarily due to higher inventories as a result of drought conditions in Canada that led to a soft agriculture season. Trade accounts payable provided cash inflows of $53.6 million and $12.0 million for the years ended December 31, 2017 and December 31, 2016, respectively. The cash inflows related to trade accounts payable are primarily due to higher purchases and timing of payments.
Cash provided by operating activities related to pensions and other postretirement benefit liabilities decreased $78.7 million, which consisted of cash outflows of $51.8 million for the year ended December 31, 2017 and cash inflows of $26.9 million for the year ended December 31, 2016. The difference in the cash flows between the two respective periods is primarily due to reductions in the actuarial losses and increases in the return on plan assets when comparing the year ended December 31, 2017 to the year ended December 31, 2016. Refer to “Note 8: Employee benefit plans” in Item 8 of this Annual Report on Form 10-K for additional information. The decrease in cash provided by operating activities was also due to a $48.8 million decrease from changes in prepaid expenses and other current assets. In the year ended December 31, 2017, prepaid expenses and other current assets used cash of $8.7 million primarily due to increases in supplier prepayments and sales tax receivables. In the year ended December 31, 2016, prepaid expenses and other current assets provided cash of $40.1 million primarily due to reductions in prepaid expenses related to rebates, deposits and several other insignificant components and the realization of an income tax refund in the amount of $14.1 million.
The remaining cash inflow associated with operating activities of $67.2 million is related to other, net, which consists of cash inflows of $40.9 million for the year ended December 31, 2017 and cash outflows of $26.3 million for the year ended December 31, 2016. The cash inflows for the year ended December 31, 2017 were primarily related to increases in accrued compensation, debt refinancing costs and several other insignificant components. The cash outflows for the year ended December 31, 2016 were primarily related to reductions in restructuring reserves, reductions in environmental reserves, increases in derivative assets and reductions in miscellaneous other liabilities, which were partially offset by increases in customer prepayments, sales taxes payable and several other insignificant components.
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
Cash Used by Investing Activities
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Cash used by investing activities decreased $56.9 million from $136.0 million for the year ended December 31, 2016 to $79.1 million for the year ended December 31, 2017. The decrease primarily relates to lower acquisition costs of $29.2 million in the year ended December 31, 2017 compared to the year ended December 31, 2016. We completed two acquisitions in each of the years ended December 31, 2017 and December 31, 2016. Refer to “Note 18: Business combinations” in Item 8 of this Annual Report on Form 10-K for additional information. Proceeds from the sale of property, plant and equipment increased by $19.8 million in the year ended December 31, 2017 compared to the year ended December 31, 2016, which was primarily due to the sale and subsequent leaseback of an operating facility within the Canadian business segment. In addition, capital expenditures decreased by $7.4 million in the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease in capital expenditures is primarily due to timing of capital projects. The remaining decrease in cash used by investing activities of $0.5 million did not contain any significant activity.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Cash used by investing activities decreased $158.4 million from $294.4 million for the year ended December 31, 2015 to $136.0 million for the year ended December 31, 2016. The decrease primarily related to lower acquisition costs of $99.3 million in the year ended December 31, 2016 compared to the year ended December 31, 2015. We completed two acquisitions in the year ended 2016 compared to six acquisitions in the year ended December 31, 2015. Refer to “Note 18: Business combinations” in Item 8 of this Annual Report on Form 10-K for additional information. In addition, there were reduced capital expenditures of $54.9 million in the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease in capital expenditures is primarily due to reduced spending on transportation equipment and information technology assets. The remaining decrease in cash used by investing activities of $4.2 million did not contain any significant activity.
Cash Used by Financing Activities
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Cash used by financing activities decreased $57.4 million from $166.1 million for the year ended December 31, 2016 to $108.7 million for the year ended December 31, 2017. A decrease in cash used by financing activities of $79.0 million was due to a net change in the cash used by the ABL facilities of $63.6 million and $142.6 million for the years ended December 31, 2017 and December 31, 2016, respectively. The change in the outstanding ABL facilities is due to changes in borrowings related to working capital funding requirements. Partially offsetting the decrease in cash used by financing activities are $13.3 million of cash outflows due to repayments of term debt; primarily inclusive of the Term B Loan and Euro Tranche Term Loan. The January 19, 2017 and November 28, 2017 agreements to amend the Senior Term B loan resulted in a net cash outflow of $4.4 million and $3.3 million of financing fees, respectively. Refer to “Note 15: Debt” in Item 8 of this Annual Report on Form 10-K for additional information. Increased payments related to capital leases resulted in increased cash usage due to financing activities of $3.1 million.
Cash used by financing activities also decreased by $19.6 million due to a net increase in stock option exercises of $36.5 million and $16.9 million for the years ended December 31, 2017 and December 31, 2016, respectively. Partially offsetting the increase in cash due to the exercise of stock options was cash used for taxes paid related to net share settlements of stock-based compensation awards of $8.5 million, which was related to the year ended December 31, 2017. The change in short-term financing, net resulted in an increased usage of cash related to financing activities of $17.6 million due to increased repayments. Short-term financing, net used cash of $22.2 million and $4.6 million for the years ended December 31, 2017 and December 31, 2016, respectively. The remaining decrease in cash used by financing activities of $1.3 million did not contain any significant activity.
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations that require us to make future cash payments as of December 31, 2017. The future contractual requirements include payments required for our operating and capital leases, indebtedness and other long-term liabilities reflected on our balance sheet.

	Payment Due by Period
(in millions)	Total	2018	2019 - 2020	2021 - 2022	Thereafter
Short-term financing (1)	$13.4	$13.4	$—	$—	$—
Capital leases (1)	60.9	22.5	20.7	15.4	2.3
Long-term debt, including current maturities (1)	2,849.0	39.5	200.7	45.6	2,563.2
Interest (2)	772.8	131.9	253.2	234.2	153.5
Minimum operating lease payments	267.8	60.1	93.8	66.5	47.4
Estimated environmental liability payments (3)	94.1	29.1	23.0	15.1	26.9
Total (4)(5)(6)	$4,058.0	$296.5	$591.4	$376.8	$2,793.3

(1)
See “Note 15: Debt” in Item 8 of this Annual Report on Form 10-K for additional information. Also, see “Note 23: Subsequent events” in Item 8 of this Annual Report on Form 10-K for additional information.

(2)
Interest payments on debt are calculated for future periods using interest rates in effect as of December 31, 2017. Projected interest payments include the related effects of interest rate swap agreements. Certain of these projected interest payments may differ in the future based on changes in floating interest rates, foreign currency fluctuations or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at December 31, 2017. See “Note 15: Debt” and “Note 17: Derivatives” in Item 8 of this Annual Report on Form 10-K for further discussion regarding our debt instruments and related interest rate agreements, respectively.

(3)
Included in the less than one year category is $11.0 million related to environmental liabilities for which the timing is uncertain. The timing of payments is unknown and could differ based on future events. For more information see “Note 19: Commitments and contingencies” in Item 8 of this Annual Report on Form 10-K.

(4)
Due to the high degree of uncertainty related to the timing of future cash outflows associated with unrecognized income tax benefits, we are unable to reasonably estimate beyond one year when settlement will occur with the respective taxing authorities and have excluded such liabilities from this table. At December 31, 2017, we reported a liability for unrecognized tax benefits of $3.7 million. For more information see “Note 7: Income taxes” in Item 8 of this Annual Report on Form 10-K.

(5)
This table excludes our pension and postretirement medical benefit obligations. Based on current projections of minimum funding requirements, we expect to make cash contributions of $39.1 million to our defined benefit pension plans in the year ended December 31, 2018. The timing for any such requirement in future years is uncertain given the implicit uncertainty regarding the future developments of factors described in “Risk Factors” in Item 1A of this Annual Report on Form 10-K and “Note 8: Employee benefit plans” in Item 8 of this Annual Report on Form 10-K.

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
At October 1, 2017, we performed our annual impairment review via step zero and concluded it was more likely than not that the fair value exceeded the carrying value for all reporting units with goodwill balances. There were no events or circumstances from the date of assessment through December 31, 2017 that would affect this conclusion. Accordingly, further step one and step two testing was not required to be performed.
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
Environmental Liabilities
As more fully described in “Note 2: Significant accounting policies” and “Note 19: Commitments and contingencies” in Item 8 of this Annual Report on Form 10-K, we recognize environmental contingency liabilities for probable and reasonably estimable losses associated with environmental remediation. The estimated environmental contingency liability includes incremental direct costs of investigations, remediation efforts and post-remediation monitoring. The total environmental reserve at December 31, 2017, and 2016 was $89.2 million and $95.8 million, respectively.
Our environmental reserves are subject to numerous uncertainties that affect our ability to accurately estimate our costs, or our share of costs if multiple parties are responsible. These uncertainties involve the legal, regulatory and enforcement parameters governing environmental assessment and remediation, the nature and extent of contamination at these sites, the extent and cost of assessment and remediation efforts required, the choice of remediation and, in the case of sites with multiple responsible parties, the number and financial strength of other potentially responsible parties. In addition, our determination as to whether a loss is probable may change, particularly as new facts emerge as to the nature or extent of any non-compliance with environmental laws and the costs of assessment and remediation. Our revisions to the environmental reserve estimates have ranged between $12.3 million to $5.5 million between 2017 and 2016.
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
For the year ended December 31, 2017, we decreased our average pension discount rate by 42 basis points, resulting in an increase in our pension plan benefit obligation of $63.2 million. For the year ended December 31, 2016, our average pension discount rate decreased by 54 basis points, resulting in an increase in our pension plan benefit obligation of $114.0 million. Our expected long-term rate of return on pension plan assets is 6.02% and 6.85% for 2017 and 2016, respectively. Actual returns can vary from the expected long-term rate each year. Actual returns for 2017 and 2016 were $117.4 million, or 11.7%, and $106.4 million or 10.9%, respectively. Our expected return on plan assets is calculated using the actual fair value of plan assets. Due to the phasing out of benefits under our postretirement benefit plan, changes in assumptions have an immaterial effect on that obligation.
The following table demonstrates the impact of a 25 basis point reduction in the average pension discount rate on our pension plan benefit obligation as of the year ended December 31, 2017.

(in millions)	2017 Pension Benefit Obligation
25 basis point decrease in discount rate	$51.9
The following table demonstrates the impact of a 25 basis point decrease in our assumed discount rate and separately a 100 basis point decrease in our expected return on plan assets on our 2018 defined benefit pension cost (credit).

(in millions)	2018 Net Benefit Cost (Income)
25 basis point decrease in assumed discount rate	$(1.6)
100 basis point decrease in expected return on plan assets	10.4
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
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. The accounting is expected to be complete within the measurement period of one year from December 22, 2017.
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
We have a valuation allowance on certain deferred tax assets, including certain of our foreign net operating loss carry forwards, foreign tax credits and deferred interest expense.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. Under our hedging policy, we seek to maintain an appropriate amount of fixed-rate debt obligations, either directly or effectively through interest rate derivative contracts that fix the interest rate payable on all or a portion of our floating rate debt obligations. We assess the anticipated mix of the fixed versus floating amount of debt once a year, in connection with our annual budgeting process, with the purpose of hedging variability of interest expense and interest payments on our variable rate bank debt and maintaining a mix of both fixed and floating rate debt. As of December 31, 2017, approximately 84% of our debt was fixed rate after consideration of interest rate swap contracts.
The interest rates related to our long-term debt decreased since December 31, 2015 due to the January 2017 and November 2017 debt amendments. Refer to “Note 15: Debt” in Item 8 of this Annual Report on Form 10-K for additional information. As a result, the impact on our earnings before taxes has materially changed when considering a change in variable interest rates.
Below is a chart showing the sensitivity of both a 100 basis point and 200 basis point increase in interest rates (including the impact of derivatives), with other variables held constant on our earnings before tax.

(in millions)	Year Ended December 31, 2017
100 basis point increase in variable interest rates	$4.6
200 basis point increase in variable interest rates	9.3
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

The majority of our currency risk arising on cash, accounts receivable, accounts payable and loan balances denominated in currencies other than those which we record the financial results for a business operation stem from exposures to the US dollar, euro or British pound sterling. The following table illustrates the sensitivity of our 2017 consolidated earnings before income taxes (including the impact of foreign currency derivative instruments), to a 10% increase in the value of the US dollar, euro, and, British pound sterling with all other variables held constant.

(in millions)	Year ended December 31, 2017
10% strengthening of US dollar	$(1.4)
10% strengthening of Euro	2.5
10% strengthening of British pound	(1.3)
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Univar Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Univar Inc. as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2010.
Chicago, Illinois
February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Opinion on Internal Control over Financial Reporting
We have audited Univar Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Univar Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2017 consolidated financial statements of Univar Inc. and our report dated February 28, 2018, expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and applicable rules and regulation of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitation of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Chicago, Illinois
February 28, 2018

UNIVAR INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		Year ended December 31,
(in millions, except per share data)	Note	2017	2016	2015
Net sales		$8,253.7	$8,073.7	$8,981.8
Cost of goods sold (exclusive of depreciation)		6,448.2	6,346.6	7,182.7
Gross profit		$1,805.5	$1,727.1	$1,799.1
Operating expenses:
Outbound freight and handling		292.0	286.6	324.6
Warehousing, selling and administrative		909.8	877.8	874.4
Other operating expenses, net	4	49.5	104.5	106.1
Depreciation		135.0	152.3	136.5
Amortization		65.4	85.6	88.5
Impairment charges	13	—	133.9	—
Total operating expenses		$1,451.7	$1,640.7	$1,530.1
Operating income		$353.8	$86.4	$269.0
Other (expense) income:
Interest income		4.0	3.9	4.3
Interest expense		(152.0)	(163.8)	(211.3)
Loss on extinguishment of debt	15	(3.8)	—	(12.1)
Other expense, net	6	(33.2)	(6.1)	(23.2)
Total other expense		$(185.0)	$(166.0)	$(242.3)
Income (loss) before income taxes		168.8	(79.6)	26.7
Income tax expense (benefit)	7	49.0	(11.2)	10.2
Net income (loss)		$119.8	$(68.4)	$16.5
Income (loss) per common share:
Basic	3	$0.85	$(0.50)	$0.14
Diluted	3	0.85	(0.50)	0.14
Weighted average common shares outstanding:
Basic	3	140.2	137.8	119.6
Diluted	3	141.4	137.8	120.1

The accompanying notes are an integral part of these consolidated financial statements.

UNIVAR INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

		Year ended December 31,
(in millions)	Note	2017	2016	2015
Net income (loss)		$119.8	$(68.4)	$16.5
Other comprehensive income (loss), net of tax:
Foreign currency translation	10	107.1	36.3	(212.6)
Pension and other postretirement benefits adjustment	10	(2.4)	(1.8)	(7.3)
Derivative financial instruments	10	6.7	—	3.7
Total other comprehensive income (loss), net of tax		$111.4	$34.5	$(216.2)
Comprehensive income (loss)		$231.2	$(33.9)	$(199.7)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVAR INC.
CONSOLIDATED BALANCE SHEETS

		December 31,
(in millions, except per share data)	Note	2017	2016
Assets
Current assets:
Cash and cash equivalents		$467.0	$336.4
Trade accounts receivable, net		1,062.4	950.3
Inventories		839.5	756.6
Prepaid expenses and other current assets		149.6	134.8
Total current assets		$2,518.5	$2,178.1
Property, plant and equipment, net	11	1,003.0	1,019.5
Goodwill	12	1,818.4	1,784.4
Intangible assets, net	12	287.7	339.2
Deferred tax assets	7	22.8	18.2
Other assets		82.3	50.5
Total assets		$5,732.7	$5,389.9
Liabilities and stockholders’ equity
Current liabilities:
Short-term financing	15	$13.4	$25.3
Trade accounts payable		941.7	852.3
Current portion of long-term debt	15	62.0	109.0
Accrued compensation		100.7	65.6
Other accrued expenses	14	301.6	287.3
Total current liabilities		$1,419.4	$1,339.5
Long-term debt	15	2,820.0	2,845.0
Pension and other postretirement benefit liabilities	8	257.1	268.6
Deferred tax liabilities	7	35.4	17.2
Other long-term liabilities		110.7	109.7
Total liabilities		$4,642.6	$4,580.0
Stockholders’ equity:
Preferred stock, 200.0 million shares authorized at $0.01 par value with no shares issued or outstanding as of December 31, 2017 and 2016		—	—
Common stock, 2.0 billion shares authorized at $0.01 par value with 141.1 million and 138.8 million shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively		1.4	1.4
Additional paid-in capital		2,301.3	2,251.8
Accumulated deficit		(934.1)	(1,053.4)
Accumulated other comprehensive loss	10	(278.5)	(389.9)
Total stockholders’ equity		$1,090.1	$809.9
Total liabilities and stockholders’ equity		$5,732.7	$5,389.9

The accompanying notes are an integral part of these consolidated financial statements.

UNIVAR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year ended December 31,
(in millions)	Note	2017	2016	2015
Operating activities:
Net income (loss)		$119.8	$(68.4)	$16.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization		200.4	237.9	225.0
Impairment charges	13	—	133.9	—
Amortization of deferred financing fees and debt discount		7.9	7.9	12.2
Amortization of pension credit from accumulated other comprehensive loss	8	(0.2)	(4.5)	(11.9)
Loss on extinguishment of debt	15	3.8	—	12.1
Gain on sale of property, plant and equipment	4	(11.3)	(0.7)	(2.8)
Deferred income taxes	7	11.7	(31.6)	(7.4)
Stock-based compensation expense	9	19.7	10.4	7.5
Other		(0.7)	(0.2)	0.8
Changes in operating assets and liabilities:
Trade accounts receivable, net		(58.5)	70.2	198.7
Inventories		(47.7)	42.0	82.3
Prepaid expenses and other current assets		(8.7)	40.1	(29.6)
Trade accounts payable		53.6	12.0	(104.1)
Pensions and other postretirement benefit liabilities		(51.8)	26.9	(52.0)
Other, net		40.9	(26.3)	8.7
Net cash provided by operating activities		$278.9	$449.6	$356.0
Investing activities:
Purchases of property, plant and equipment		$(82.7)	$(90.1)	$(145.0)
Proceeds from sale of property, plant and equipment		29.2	9.4	9.5
Purchases of businesses, net of cash acquired	18	(24.4)	(53.6)	(153.4)
Other		(1.2)	(1.7)	(5.5)
Net cash used by investing activities		$(79.1)	$(136.0)	$(294.4)
Financing activities:
Proceeds from sale of common stock		$—	$—	$765.3
Proceeds from the issuance of long-term debt	15	4,477.8	—	2,806.6
Payments on long-term debt and capital lease obligations	15	(4,585.7)	(178.2)	(3,547.8)
Short-term financing, net	15	(22.2)	(4.6)	(11.5)
Financing fees paid	15	(7.7)	—	(28.7)
Taxes paid related to net share settlements of stock-based compensation awards		(8.5)	—	(3.6)
Stock option exercises	9	36.5	16.9	3.0
Other		1.1	(0.2)	(3.1)
Net cash used by financing activities		$(108.7)	$(166.1)	$(19.8)
Effect of exchange rate changes on cash and cash equivalents		$39.5	$0.8	$(59.7)
Net increase (decrease) in cash and cash equivalents		130.6	148.3	(17.9)
Cash and cash equivalents at beginning of period		336.4	188.1	206.0
Cash and cash equivalents at end of period		$467.0	$336.4	$188.1
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes		$29.9	$14.9	$38.2
Interest, net of capitalized interest		140.2	148.9	169.7
Non-cash activities:
Additions of property, plant and equipment included in trade accounts payable and other accrued expenses		$7.4	$11.5	$10.1
Additions of property, plant and equipment under a capital lease obligation		19.9	29.6	67.7

The accompanying notes are an integral part of these consolidated financial statements.

UNIVAR INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except per share data)	Common stock (shares)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance, January 1, 2015	100.2	$—	$1,457.6	$(1,001.3)	$(208.2)	$248.1
Net income	—	—	—	16.5	—	16.5
Foreign currency translation adjustment, net of tax $7.4	—	—	—	—	(212.6)	(212.6)
Pension and other postretirement benefits adjustment, net of tax $4.6	—	—	—	—	(7.3)	(7.3)
Derivative financial instruments, net of tax ($2.1)	—	—	—	—	3.7	3.7
Share issuances	37.7	—	761.5	—	—	761.5
Change in par value of common stock to $0.01	—	1.4	(1.4)	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.2)	—	(3.4)	(0.2)	—	(3.6)
Stock option exercises	0.2	—	3.0	—	—	3.0
Stock-based compensation	0.1	—	7.5	—	—	7.5
Usage of excess tax benefit from stock-based compensation	—	—	(0.1)	—	—	(0.1)
Balance, December 31, 2015	138.0	$1.4	$2,224.7	$(985.0)	$(424.4)	$816.7
Net loss	—	—	—	(68.4)	—	(68.4)
Foreign currency translation adjustment, net of tax $23.9	—	—	—	—	36.3	36.3
Pension and other postretirement benefits adjustment, net of tax $1.5	—	—	—	—	(1.8)	(1.8)
Stock option exercises	0.8	—	16.9	—	—	16.9
Stock-based compensation	—	—	10.4	—	—	10.4
Other	—	—	(0.2)	—	—	(0.2)
Balance, December 31, 2016	138.8	$1.4	$2,251.8	$(1,053.4)	$(389.9)	$809.9
Impact due to adoption of ASU, net of tax $0.2 (1)	—	—	0.7	(0.5)	—	0.2
Net income	—	—	—	119.8	—	119.8
Foreign currency translation adjustment, net of tax ($2.1)	—	—	—	—	107.1	107.1
Pension and other postretirement benefits adjustment, net of tax $0.6	—	—	—	—	(2.4)	(2.4)
Derivative financial instruments, net of tax ($4.3)	—	—	—	—	6.7	6.7
Restricted stock units vested	0.8	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.3)	—	(8.5)	—	—	(8.5)
Stock option exercises	1.8	—	36.5	—	—	36.5
Employee stock purchase plan (2)	—	—	1.1	—	—	1.1
Stock-based compensation	—	—	19.7	—	—	19.7
Balance, December 31, 2017	141.1	$1.4	$2,301.3	$(934.1)	$(278.5)	$1,090.1

(1)	Adjusted due to the adoption of ASU 2016-09 “Improvement to Employee Share-Based Payment Accounting” on January 1, 2017. Refer to “Note 2: Significant accounting policies” for more information.

(2)
During November 2016, our Board of Directors approved the Univar Employee Stock Purchase Plan, or ESPP, authorizing the issuances of up to 2.0 million shares of the Company's common stock effective January 1, 2017. The total number of shares issued under the plan for the first two offering periods from January through December 2017 was 39,418 shares.

The accompanying notes are an integral part of these consolidated financial statements.

UNIVAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2017 AND 2016 AND
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
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
Basis of consolidation
The consolidated financial statements include the financial statements of the Company and its subsidiaries. Subsidiaries are consolidated if the Company has a controlling financial interest, which may exist based on ownership of a majority of the voting interest, or based on the Company’s determination that it is the primary beneficiary of a variable interest entity (“VIE”). The Company did not have any material interests in VIEs during the years presented in these consolidated financial statements. All intercompany balances and transactions are eliminated in consolidation.
Use of estimates
The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ materially from these estimates.
Recently issued and adopted accounting pronouncements
In March 2016, the FASB issued ASU 2016-09 “Compensation – Stock Compensation” (Topic 718) – “Improvement to Employee Share-Based Payment Accounting.” The core principal of the guidance is to simplify several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The standard was effective for fiscal years beginning after December 15, 2016, including interim periods within such fiscal years. The guidance was applied using a modified retrospective method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance was adopted. The Company adopted the ASU as of January 1, 2017 which resulted in an increase of $0.5 million, net of tax of $0.2 million, in accumulated deficit and the offset of $0.7 million was recorded in additional paid-in capital within the Company's consolidated balance sheet and statements of changes in stockholders' equity.
In October 2016, the FASB issued ASU 2016-17 “Consolidation” (Topic 810) - “Interests Held through Related Parties That Are under Common Control.” The core principle of the guidance is to provide amendments to the current consolidation guidance. The revised consolidation guidance modifies how a reporting entity that is a single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. This guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company adopted the ASU as of January 1, 2017 and the ASU was applied retrospectively to all relevant prior periods beginning with the fiscal year in which the amendments in ASU 2015-02

“Consolidation” (Topic 810) - “Amendments to the Consolidation Analysis” were applied. The adoption of this ASU had no material impact on the Company’s consolidated financial statements.
Accounting pronouncements issued but not yet adopted
In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” This new revenue standard creates a single source of revenue guidance for all companies in all industries and is more principles-based than the current revenue guidance. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We plan to adopt this update on January 1, 2018 using the modified retrospective approach by recognizing the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings for 2018.
The Company expects the net impact to accumulated deficit related to the adoption transition adjustment to not be material. The adjustment primarily relates to bill-and-hold arrangements and transition to an over time revenue recognition methodology for select service lines of business. The Company also expects adjustments to the consolidated balance sheet related to the adoption transition adjustment, which are primarily due to a change in classification of customer prepayments and return reserves.
In January 2016, the FASB issued ASU 2016-01 “Financial Instrument – Recognition and Measurement of Financial Assets and Financial Liabilities” (Subtopic 825-10). The core principle of the guidance is that an entity should classify equity securities with readily determinable fair values as “trading” or “available-for-sale” and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. For equity investments that do not have readily determinable fair values, remeasurement is required at fair value either upon the occurrence of an observable price change or upon identification of impairment. The ASU defines an equity investment as “investments in partnerships, unincorporated joint ventures and limited liability companies that do not result in consolidation and are not accounted for under the equity method.” This guidance is applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption and is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this accounting standard update on its internal processes, operating results and financial reporting. The Company does not expect a significant impact to its consolidated financial statements when it adopts this ASU.
In February 2016, the FASB issued ASU 2016-02 “Leases” (Topic 842), which supersedes the lease recognition requirements in ASC Topic 840, “Leases.” The core principal of the guidance is that an entity should recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years. Early adoption is permitted. The guidance is to be applied using a modified retrospective transition method with the option to elect a package of practical expedients. The Company has established a project team to evaluate and implement the standard. The project team is in the process of determining and reviewing the scope of arrangements subject to this standard, as well as, assessing the impact to our systems, processes and internal controls to comply with the standard’s reporting and disclosure requirements. Upon adoption of this standard, the Company expects the consolidated balance sheet to include a right of use asset and liability related to certain operating lease arrangements. The Company is currently evaluating the impact of the adoption of this accounting standard update on its internal processes, operating results and financial reporting.
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses” (Topic 326) - “Measurement of Credit Losses on Financial Instruments.” The ASU requires entities to use a Current Expected Credit Loss model which is a new impairment model based on expected losses rather than incurred losses. Under the model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The entity's estimate would consider relevant information about past events, current conditions and reasonable and supportable forecasts, which will result in recognition of lifetime expected credit losses upon initial recognition of the related assets. This guidance will be effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years. The Company expects to adopt this guidance when effective, and does not expect the guidance to have a significant impact to its consolidated financial statements when it adopts this ASU on January 1, 2020.
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

In October 2016, the FASB issued ASU 2016-16 “Income Taxes” (Topic 740) - “Intra-Entity Transfers of Assets Other Than Inventory.” The ASU eliminates the exception that prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party for assets other than inventory. The standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within such fiscal years. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not yet been issued. The guidance requires modified retrospective adoption. The Company expects to adopt this guidance when effective, and does not expect the guidance to have a significant impact to its consolidated financial statements when it adopts this ASU on January 1, 2018.
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
In January 2017, the FASB issued ASU 2017-01 “Business Combinations” (Topic 805) - “Clarifying the Definition of a Business.” The core principle of the guidance is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within such fiscal years. Early adoption is permitted immediately, pending non-recognition of the business transaction in previously issued or made available financial statements. The Company does not expect a significant impact to its consolidated financial statements when it adopts this ASU.
In January 2017, the FASB issued ASU 2017-04 “Intangibles - Goodwill and Other” (Topic 350) - “Simplifying the Test for Goodwill Impairment.” The core principle of the guidance is to simplify the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. The new standard allows an entity to calculate goodwill impairment as the excess of a reporting unit's carrying amount in comparison to the reporting unit's fair value. The standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years. Early adoption is permitted, including adoption in an interim period, for goodwill impairment tests performed on dates after January 1, 2017. The Company expects to adopt the pronouncement in 2018 and does not expect a significant impact to its consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07 “Compensation - Retirement Benefits” (Topic 715) - “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The ASU requires entities to disaggregate the service cost component from the other components of net periodic benefit costs and present it with other current compensation costs for related employees in the income statement, and present the other component elsewhere in the income statement and outside of income from operations if that subtotal is presented. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. The guidance is to be applied retrospectively for all periods presented. The standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within such fiscal years. Refer to “Note 3: Employee benefit plans” for our components of net periodic benefit cost. The Company acknowledges that the adoption of this ASU will have a significant impact upon the classification of pension and other postretirement benefits within the consolidated statement of operations. Certain expenses previously recorded within warehouse, selling and administrative expenses and other operating expenses, net will be reclassed and recorded within other (expense) income, net upon adoption of the ASU. Only the service costs will be able to be recognized within warehouse, selling and administrative expenses upon adoption of the ASU. The restatement from ASU 2017-07 “Compensation - Retirement Benefits” (Topic 715) will not impact net income, but will retrospectively reduce Adjusted EBITDA by approximately $10.0 million in 2017 and $15.0 million in 2016.
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

Cash and cash equivalents
Cash and cash equivalents include highly-liquid investments with an original maturity of three months or less that are readily convertible into known amounts of cash. Cash at banks earn interest at floating rates based on daily bank deposit rates.
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
The allowance for doubtful accounts was $13.0 million and $13.4 million at December 31, 2017 and 2016, respectively. The allowance for doubtful accounts is estimated based on an individual assessment of collectability based on factors that include current ability to pay, bankruptcy and payment history, as well as a general reserve related to prior experience.
Inventories
Inventories consist primarily of products purchased for resale and are stated at the lower of cost or net realizable value. Inventory cost is determined by the weighted average cost method. Inventory cost includes purchase price from producers net of any rebates received, inbound freight and handling, and direct labor and other costs incurred to blend and repackage product and excludes depreciation expense. The Company recognized $3.3 million, $6.6 million and $0.8 million of lower of cost or net realizable value adjustments to certain of its inventories in the years ended December 31, 2017, 2016 and 2015, respectively. The expense related to these adjustments is included in cost of goods sold in the consolidated statements of operations.
Producer incentives
The Company has arrangements with certain producers that provide discounts when certain measures are achieved, generally related to purchasing volume. Volume rebates are generally earned and realized when the related products are purchased during the year. The reduction in cost of goods sold is recorded when the related products, on which the rebate was earned, are sold. As our right to receive these incentives will depend on our purchases for the entire year, our accounting estimates depend on our ability to accurately forecast annual purchases. Discretionary rebates are recorded when received. The unpaid portion of rebates from producers is recorded in prepaid expenses and other current assets in the consolidated balance sheets.
Property, plant and equipment, net
Property, plant and equipment are carried at historical cost, net of accumulated depreciation. Expenditures for improvements that add functionality and/or extend useful life are capitalized. The Company capitalizes interest costs on significant capital projects, as an increase to property, plant and equipment. Repair and maintenance costs are expensed as incurred. Depreciation is recorded on a straight-line basis over the estimated useful life of each asset from the time the asset is ready for its intended purpose, with consideration of any expected residual value. Depreciation expense is recorded to depreciation within the consolidated statement of operations.
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
Goodwill is tested for impairment annually on October 1, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is tested for impairment at a reporting unit level using either a qualitative assessment, commonly referred to as a “step zero” test, or a quantitative assessment, commonly referred to as a “step one” test. For each of the reporting units, the Company has the option to perform either the step zero or the step one test. The Company’s reporting units are identical to the identified four operating segments: USA, Canada, EMEA, and Rest of World.
The Company elected the step zero test to evaluate goodwill for impairment for each of the reporting units during 2017 and 2016. The step zero goodwill impairment test utilizes qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value. Qualitative factors include: macroeconomic conditions; legal and regulatory environment; industry and market considerations; overall financial performance and cost factors to determine whether a reporting unit is at risk for goodwill impairment. In the event a reporting unit fails the step zero goodwill impairment test, it is necessary to perform the step one goodwill impairment test.
Prior to the year ended December 31, 2016, the Company tested for goodwill impairment at a reporting level using a two-step test. The step one goodwill impairment test compares the estimated fair value of each reporting unit with the reporting unit’s carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company must perform step two of the impairment test (measurement). Step two of the impairment test, if necessary, would require the identification and estimation of the fair value of the reporting unit’s individual assets, including currently unrecognized intangible assets and liabilities in order to calculate the implied fair value of the reporting unit’s goodwill. Under step two, an impairment loss is recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds the implied fair value.
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
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. The accounting is expected to be complete within the measurement period of one year from December 22, 2017.
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
The Company records valuation allowances to reduce deferred tax assets to the extent it believes it is more likely than not that a portion of such assets will not be realized. In making such determinations, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and the ability to carry back losses to prior years. Realization is dependent upon generating sufficient taxable income prior to expiration of tax attribute carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized, or if not, a valuation allowance has been recorded. The Company continues to monitor the value of its deferred tax assets, as the amount of the deferred tax assets considered realizable, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced, or current tax planning strategies are not implemented.
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

The projected benefit obligation is calculated separately for each plan based on the estimated future benefit employees have earned in return for their service based on the employee’s expected date of retirement. Those benefits are discounted to determine the present value of the benefit obligations using the projected unit-credit method. A liability is recognized on the balance sheet for each plan with a projected benefit obligation in excess of the fair value of plan assets. An asset is recorded for each plan with plan assets at fair value in excess of the projected benefit obligation.
The Company recognizes the actuarial gains or losses that arise during the period within other operating expenses, net in the consolidated statement of operations. This “mark to market” adjustment is recognized at each December 31. This adjustment primarily includes gains and losses resulting from changes in discount rates and the difference between the expected rate of return on plan assets and actual plan asset returns. Curtailment and settlement gains and losses are recognized in other operating expenses, net in the statement of operations. Curtailment losses must be recognized in the statement of operations when it is probable that a curtailment will occur and its effects are reasonably estimable. However, a curtailment gain is recognized in the statement of operations when the related employees terminate or the plan suspension or amendment is adopted, whichever is applicable. Settlement gains and losses are recognized in the period in which the settlement occurs, regardless of how probable it is at an earlier date that the settlement will occur and despite the fact that the probable gain or loss may be reasonably estimable before the settlement actually takes place. The Company recognizes prior service costs or credits that arise during the period in other comprehensive loss, and amortizes these items in subsequent periods as components of net periodic benefit cost within other operating expenses, net in the consolidated statement of operations. All other components of net periodic benefit cost are classified as warehousing, selling and administrative expenses in the consolidated statements of operations.
The fair value of plan assets is used to calculate the expected return on assets component of the net periodic benefit cost.
Refer to “Note 8: Employee benefit plans” for further information.
Leases
All leases that are determined not to meet any of the capital lease criteria are classified as operating leases. Operating lease costs are recognized as an expense in the statement of operations on a straight-line basis over the lease term.
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
The Company’s sales to customers in the agriculture end market, principally in Canada, often provide for a form of inventory protection through credit and re-bill as well as understandings pursuant to which certain price changes from chemical producers may be passed through to the customer. These arrangements require the Company to make estimates of potential returns of unused chemicals as well as revenue deferral to the extent the sales price is not considered determinable. The estimates used to determine the amount of revenue associated with product likely to be returned are based on past experience adjusted for any current market conditions.
Foreign currency translation
The functional currency of the Company’s subsidiaries is the local currency, unless the primary economic environment requires the use of another currency. Transactions denominated in foreign currencies are translated into the functional currency of each subsidiary at the rate of exchange on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency of each subsidiary at period-end exchange rates. These foreign currency transaction gains and losses are recognized in other (expense) income, net in the consolidated statements of operations.
Foreign currency gains and losses relating to intercompany borrowings that are considered a part of the Company’s investment in a foreign subsidiary are reflected as a component of currency translation within accumulated other comprehensive loss in stockholders’ equity. In the year ended December 31, 2017, total foreign currency gains related to such intercompany borrowings were $4.8 million and in the years ended December 31, 2016 and 2015, total foreign currency losses related to such intercompany borrowings were $34.8 million and $11.2 million, respectively.
Assets and liabilities of foreign subsidiaries are translated into US dollars at period-end exchange rates. Income and expense accounts of foreign subsidiaries are translated into US dollars at the average exchange rates for the period. The net exchange gains and losses arising on this translation are reflected as a component of currency translation within accumulated other comprehensive loss in stockholders’ equity.
Stock-based compensation plans
The Company measures the total amount of employee stock-based compensation expense for a grant based on the grant date fair value of each award and recognizes the stock-based compensation expense on a straight-line basis over the requisite service period for each separately vesting tranche of an award. Stock-based compensation is based on unvested outstanding awards. The Company has elected to recognize forfeitures when realized. Stock-based compensation expense is classified within other operating expenses, net in the consolidated statements of operations. Refer to “Note 9: Stock-based compensation” for further information.
Share repurchases
The Company does not hold any treasury shares, as all shares of common stock are retired upon repurchase. Furthermore, when share repurchases occur and the common stock is retired, the excess of repurchase price over par is allocated between additional paid-in capital and accumulated deficit such that the portion allocated to additional paid-in-capital being limited to the additional paid-in-capital created from that particular share issuance (i.e. the book value of those shares) plus any resulting leftover additional paid-in-capital from previous share repurchases in instances where the repurchase price was lower than the original issuance price.

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
Derivatives
The Company uses derivative financial instruments, such as foreign currency contracts, interest rate swaps and interest rate caps, to manage its risks associated with foreign currency and interest rate fluctuations. Derivative financial instruments are recorded in either prepaid expenses and other current assets, other assets, other accrued expenses or other long-term liabilities in the consolidated balance sheets at fair value. The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles. The fair value of interest rate swaps is determined by estimating the net present value of amounts to be paid under the agreement offset by the net present value of the expected cash inflows based on market rates and associated yield curves. For derivative contracts with the same counterparty where the Company has a master netting arrangement with the counterparty, the fair value of the asset/liability is presented on a net basis within the consolidated balance sheets. Refer to “Note 16: Fair value measurements” for additional information relating to the gross and net balances of derivative contracts. Changes in the fair value of derivative financial instruments are recognized in the consolidated statements of operations, unless specific hedge accounting criteria are met. Cash flows associated with derivative financial instruments are recognized in the operating section of the consolidated statements of cash flows.
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

Earnings per share
Basic earnings per share is based on the weighted average number of common shares outstanding during each period, which excludes non-vested restricted stock units, non-vested restricted stock, and stock options. Diluted earnings per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period. The Company reflects common share equivalents relating to stock options, non-vested restricted stock and non-vested restricted stock units in its computation of diluted weighted average shares outstanding, unless the effect of inclusion is anti-dilutive. The effect of dilutive securities is calculated using the treasury stock method.
The Company has issued certain restricted stock awards, which are unvested stock-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents. These restricted shares are considered participating securities. Accordingly, The Company calculates net income applicable to common stock using the two-class method, whereby net income is allocated between common stock and participating securities.
Refer to “Note 3: Earnings per share” for further information.
3. Earnings per share
The following table presents the basic and diluted earnings per share computations:

	Year ended December 31,
(in millions, except per share data)	2017	2016	2015
Basic:
Net income (loss)	$119.8	$(68.4)	$16.5
Less: earnings allocated to participating securities	0.2	—	—
Earnings allocated to common shares outstanding	$119.6	$(68.4)	$16.5
Weighted average common shares outstanding	140.2	137.8	119.6
Basic income (loss) per common share	$0.85	$(0.50)	$0.14
Diluted:
Net income (loss)	$119.8	$(68.4)	$16.5
Less: earnings allocated to participating securities	—	—	—
Earnings allocated to common shares outstanding	$119.8	$(68.4)	$16.5
Weighted average common shares outstanding	140.2	137.8	119.6
Effect of dilutive securities:
Stock compensation plans (1)	1.2	—	0.5
Weighted average common shares outstanding – diluted	141.4	137.8	120.1
Diluted income (loss) per common share	$0.85	$(0.50)	$0.14

(1)
Stock options to purchase approximately 0.8 million, 3.3 million, and 2.0 million shares of common stock were outstanding during the years ended December 31, 2017, 2016 and 2015, respectively, but were not included in the calculation of diluted income (loss) per share as the impact of these stock options would have been anti-dilutive.

4. Other operating expenses, net
Other operating expenses, net consisted of the following items:

	Year ended December 31,
(in millions)	2017	2016	2015
Pension mark to market loss	$3.8	$68.6	$21.1
Pension curtailment and settlement gains	(9.7)	(1.3)	(4.0)
Stock-based compensation expense	19.7	10.4	7.5
Business transformation costs	23.4	5.4	—
Restructuring charges	5.5	6.5	33.8
Other employee termination costs	8.1	1.5	—
Gain on sale of property, plant and equipment	(11.3)	(0.7)	(2.8)
Acquisition and integration related expenses	3.1	5.5	7.1
Advisory fees to CVC and CD&R (1)	—	—	2.8
Contract termination fee to CVC and CD&R	—	—	26.2
Other	6.9	8.6	14.4
Total other operating expenses, net	$49.5	$104.5	$106.1

(1)	As of December 31, 2015, significant stockholders were CVC Capital Partners (“CVC”) and Clayton, Dubilier & Rice, LLC (“CD&R”).
5. Restructuring charges
Restructuring charges relate to the implementation of several regional strategic initiatives aimed at streamlining the Company’s cost structure and improving its operations. These actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. The following table presents cost information related to restructuring plans that have not been completed as of December 31, 2017 and does not contain any estimates for plans that may be developed and implemented in future periods.

(in millions)	USA	Canada	EMEA	ROW	Other	Total
Anticipated total costs
Employee termination costs	$16.5	$5.7	$22.5	$6.2	$5.8	$56.7
Facility exit costs	23.9	—	3.7	0.2	—	27.8
Other exit costs	1.7	—	6.6	—	0.8	9.1
Total	$42.1	$5.7	$32.8	$6.4	$6.6	$93.6

Incurred to date costs
Inception of plans through December 31, 2017
Employee termination costs	$16.5	$5.7	$22.5	$6.2	$5.8	$56.7
Facility exit costs	22.2	—	3.7	0.2	—	26.1
Other exit costs	1.7	—	6.6	—	0.8	9.1
Total	$40.4	$5.7	$32.8	$6.4	$6.6	$91.9

Inception of plans through December 31, 2016
Employee termination costs	$16.8	$5.2	$21.6	$4.4	$5.8	$53.8
Facility exit costs	19.6	—	3.5	0.2	—	23.3
Other exit costs	1.7	—	6.8	—	0.8	9.3
Total	$38.1	$5.2	$31.9	$4.6	$6.6	$86.4

The following tables summarize activity related to accrued liabilities associated with redundancy and restructuring:

(in millions)	January 1, 2017	Charge to earnings	Cash paid	Non-cash and other	December 31, 2017
Employee termination costs	$6.9	$2.9	$(7.2)	$0.4	$3.0
Facility exit costs	13.2	2.8	(5.5)	(0.3)	10.2
Other exit costs	—	(0.2)	(0.3)	—	(0.5)
Total	$20.1	$5.5	$(13.0)	$0.1	$12.7

(in millions)	January 1, 2016	Charge to earnings	Cash paid	Non-cash and other	December 31, 2016
Employee termination costs	$31.0	$0.4	$(24.5)	$—	$6.9
Facility exit costs	15.5	6.0	(8.3)	—	13.2
Other exit costs	0.1	0.1	(0.2)	—	—
Total	$46.6	$6.5	$(33.0)	$—	$20.1
Restructuring liabilities of $5.8 million and $10.1 million were classified as current in other accrued expenses in the consolidated balance sheets as of December 31, 2017 and 2016, respectively. The long-term portion of restructuring liabilities of $6.9 million and $10.0 million were recorded in other long-term liabilities in the consolidated balance sheets as of December 31, 2017 and 2016, respectively and primarily consists of facility exit costs that are expected to be paid within the next five years.
While the Company believes the recorded restructuring liabilities are adequate, revisions to current estimates may be recorded in future periods based on new information as it becomes available.
6. Other expense, net
Other expense, net consisted of the following gains (losses):

	Year ended December 31,
(in millions)	2017	2016	2015
Foreign currency transactions	$(4.6)	$(0.6)	$(0.8)
Foreign currency denominated loans revaluation	(17.9)	(13.7)	8.9
Undesignated foreign currency derivative instruments (1)	0.3	(1.8)	(4.8)
Undesignated interest rate swap contracts (1)	(2.2)	10.1	2.0
Ineffective portion of cash flow hedges (1)	—	—	(0.4)
Loss due to discontinuance of cash flow hedges (1)	—	—	(7.5)
Debt refinancing costs (2)	(5.3)	—	(16.5)
Other	(3.5)	(0.1)	(4.1)
Total other expense, net	$(33.2)	$(6.1)	$(23.2)

(1)	Refer to “Note 17: Derivatives” for more information.

(2)	Refer to “Note 15: Debt” for more information.
7. Income taxes
Current income tax expense represents the amounts expected to be reported on the Company’s income tax returns, and deferred tax expense or benefit represents the change in net deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Valuation allowances are recorded as appropriate to reduce deferred tax assets to the amount considered likely to be realized.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, the Company revalued its ending net deferred tax liabilities at December 31, 2017 and recognized a provisional $16.7 million tax benefit in the Company’s consolidated statement of income for the year ended December 31, 2017.
The Tax Act provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017. The Company had an estimated $623.8 million of undistributed foreign E&P subject to the deemed mandatory repatriation and recognized a provisional $76.5 million of income tax expense in the Company’s consolidated statement of income for the year ended December 31, 2017. After the utilization of existing tax attributes, the Company expects to pay additional U.S. federal cash taxes of approximately $6.9 million on the deemed mandatory repatriation, payable over eight years.
As an indirect result of the Tax Act, the Company recognized a provisional $47.6M of foreign tax credit, $13.6M of which is currently utilized and a valuation allowance was established on the remaining $34.0M. Additionally, the Company recognized an indirect net benefit of provisional $9.6 million on the valuation allowance release and the Section 78 gross-up.
While the Tax Reform Act provides for a modified territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions.
The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The BEAT provisions in the Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax.
Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate the provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a Company’s measurement of its deferred taxes (the “deferred method”). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future US inclusions in taxable income related to GILTI depends not only the Company’s current structure and estimated future results of global operations but also the Company’s intent and ability to reasonably estimate the effect of this provision of the Tax Act. Therefore, the Company has not made any adjustments related to potential GILTI tax in its financial statements and has not yet made an accounting policy election regarding whether to record deferred or current taxes related to GILTI.
Furthermore, the Company does not expect it will be subject to BEAT until 2018 and therefore has not included any tax impacts of BEAT in its consolidated financial statements for the year ended December 31, 2017.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. The accounting is expected to be complete within the measurement period of one year from December 22, 2017.
For financial reporting purposes, income (loss) before income taxes includes the following components:

	Year ended December 31,
(in millions)	2017	2016	2015
Income (loss) before income taxes
United States	$1.5	$(131.3)	$(13.0)
Foreign	167.3	51.7	39.7
Total income (loss) before income taxes	$168.8	$(79.6)	$26.7

The expense (benefit) for income taxes is summarized as follows:

	Year ended December 31,
(in millions)	2017	2016	2015
Current:
Federal	$6.8	$(0.1)	$0.6
State	2.0	0.1	2.5
Foreign	28.5	20.4	14.5
Total current	$37.3	$20.4	$17.6
Deferred:
Federal	26.5	(15.1)	(12.3)
State	—	(3.0)	1.7
Foreign	(14.8)	(13.5)	3.2
Total deferred	$11.7	$(31.6)	$(7.4)
Total income tax expense (benefit)	$49.0	$(11.2)	$10.2
The reconciliation between the US statutory tax rate and the Company’s effective tax rate is presented as follows:

	Year ended December 31,
(in millions)	2017	2016	2015
US federal statutory income tax expense (benefit) applied to income (loss) before income taxes	$59.1	$(27.8)	$9.3
State income taxes, net of federal benefit	1.4	(2.9)	3.3
Foreign tax rate differential	(18.0)	(5.8)	(6.5)
Non-taxable interest income	(11.4)	(10.8)	(14.1)
Valuation allowance, net	(18.1)	(24.7)	(9.0)
Expiration of tax attributes	0.1	4.4	8.1
Foreign losses not benefited	0.7	8.0	7.5
Effect of flow-through entities	8.9	(9.0)	4.2
Net share-based compensation	(3.7)	1.7	3.5
Non-deductible expense	3.5	3.4	3.5
Unrecognized tax benefits	(1.7)	(1.4)	(2.5)
Adjustment to prior year tax due to changes in estimates	(0.5)	0.3	1.6
Change in statutory income tax rates	(17.5)	2.7	1.1
Deemed dividends from foreign subsidiaries	17.6	1.4	0.6
Non-deductible interest expense	0.1	2.6	0.5
Withholding and other taxes based on income	0.5	0.5	0.5
Contingent consideration	(0.3)	—	—
Foreign exchange rate remeasurement	0.3	(1.0)	(0.4)
Revaluation due to Section 987 tax law change	—	45.0	—
One-time repatriation tax	76.5	—	—
Foreign Tax Credit	(47.6)	—	—
Other	(0.9)	2.2	(1.0)
Total income tax expense (benefit)	$49.0	$(11.2)	$10.2

The consolidated deferred tax assets and liabilities are detailed as follows:

	December 31,
(in millions)	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$68.6	$124.1
Environmental reserves	25.3	40.2
Interest	35.7	93.8
Tax credit and capital loss carryforwards	37.2	4.5
Pension	68.2	105.4
Flow-through entities	2.5	15.6
Stock options	5.7	11.4
Inventory	4.2	8.7
Other temporary differences	26.4	17.8
Gross deferred tax assets	$273.8	$421.5
Valuation allowance	(117.2)	(167.9)
Deferred tax assets, net of valuation allowance	$156.6	$253.6
Deferred tax liabilities:
Property, plant and equipment, net	(98.7)	(165.2)
Intangible assets	(64.6)	(85.3)
Other temporary differences	(5.9)	(2.1)
Deferred tax liabilities	$(169.2)	$(252.6)
Net deferred tax (liability) asset	$(12.6)	$1.0
The changes in the valuation allowance were as follows:

	December 31,
(in millions)	2017	2016
Beginning balance	$167.9	$193.0
Change related to current foreign net operating losses	0.7	5.3
Change related to utilization of net operating loss carryforwards	(30.1)	(20.6)
Change related to generation/expiration of tax attributes	29.9	(4.5)
Change related to foreign currency	7.1	(4.6)
Change related to utilization of deferred interest expense	(26.3)	—
Change related to tax rate change	(31.6)	—
Change related to other items	(0.4)	(0.7)
Ending balance	$117.2	$167.9
As of December 31, 2017, the total remaining tax benefit of available federal, state and foreign net operating loss carryforwards recognized on the balance sheet amounted to $32.9 million (tax benefit of operating losses of $68.6 million reduced by a valuation allowance of $35.7 million). Total net operating losses at December 31, 2017 and 2016 amounted to $261.9 million and $415.1 million, respectively. If not utilized, $75.7 million of the available loss carryforwards will expire between 2018 and 2022; subsequent to 2022, $0.2 million will expire. The remaining losses of $186.0 million have an unlimited life.

As the result of the Tax Act, the Company generated $47.6 million of foreign tax credit, $13.6 million of which is currently utilized and a valuation allowance was established on the remaining $34.0 million.
Difference attributable to foreign investments

As a result of the deemed mandatory repatriation provisions in the Tax Act, the Company included an estimated $623.8 million of undistributed earnings in income subject to U.S. tax at reduced tax rates. The Company does not intend to distribute earnings in a taxable manner, and therefore intends to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction provided for in the Tax Act, and earnings that would not result in any significant foreign taxes. The Company will not recognize a deferred tax liability on its investment in foreign subsidiaries and continues to represent that all of its future earnings and the outside basis differences on investments from the foreign subsidiaries are permanently reinvested outside of the US.
The changes in unrecognized tax benefits included in other long-term liabilities, excluding interest and penalties, are as follows:

	Year ended December 31,
(in millions)	2017	2016
Beginning balance	$4.3	$5.2
Increase for tax positions of prior years	—	0.4
Reductions due to the statute of limitations expiration	(1.5)	(1.3)
Foreign exchange	0.3	—
Ending balance	$3.1	$4.3
The Company’s unrecognized tax benefit consists largely of foreign interest expense liabilities as of December 31, 2017. The Company believes that it is reasonably possible that approximately $1.7 million of its currently remaining unrecognized tax benefits may be recognized by the end of 2018 as a result of an audit or a lapse of the statute of limitations.
The Company has net $3.1 million and $4.3 million of unrecognized tax benefits at December 31, 2017 and 2016, respectively. As of December 31, 2017, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate for continuing and discontinued operations was $3.1 million. No remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, if any, would not have an impact on the effective tax rate.
The total liability included in other long-term liabilities associated with the interest and penalties was $0.4 million and $0.3 million at December 31, 2017 and 2016, respectively. The Company recorded $0.4 million, $0.3 million and $(0.6) million in interest expense related to unrecognized tax benefits in the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company files income tax returns in the US and various state and foreign jurisdictions. As of December 31, 2017, the Company is subject to various local or foreign examinations by the tax authorities.
In 2007, the outstanding shares of Univar N.V., the ultimate public company parent of the Univar group at that time, were acquired by investment funds advised by CVC. To facilitate the acquisition and leveraged financing of Univar N.V. by CVC, a restructuring of some of the companies in the Univar group, including its Canadian operating company, was completed (the “Restructuring”). The Canada Revenue Agency (“CRA”) issued a Notice of Assessment, asserting the General Anti-Avoidance Rule (“GAAR”) against the Company’s subsidiary Univar Holdco Canada ULC (“Univar Holdco”) for withholding tax of $29.4 million (Canadian), relating to this Restructuring. Univar Holdco appealed the assessment, and the matter was litigated in the Tax Court of Canada in June 2015. On June 22, 2016, the Tax Court of Canada issued its judgment in favor of the CRA. The Company subsequently appealed the judgment and a trial in the Federal Court of Canada occurred on May 10, 2017.  On October 13, 2017, the Federal Court Appeals issued its judgment in favor of the Company, ruling that the Canadian restructuring was not subject to the GAAR, reversing the lower court’s decision. In September 2014, also relating to the Restructuring, the CRA issued the 2008 and 2009 Notice of Reassessments for federal corporate income tax liabilities of $11.9 million (Canadian) and $11.0 million (Canadian), respectively, and a departure tax liability of $9.0 million (Canadian). These Reassessments reflect the additional tax liability and interest relating to those tax years should the CRA be successful in its assertion of the GAAR relating to the Restructuring described above. See also “Canadian Assessment” under “Legal Proceedings” in Item 1 of this Annual Report on Form 10-K.
The CRA did not pursue an appeal to the Supreme Court of Canada, and Notices of Reassessment to zero were issued by the CRA on the 2007 GAAR matter, as well as the 2008 and 2009 matters relating to the Restructuring. The previously issued Letters of Credit on both assessments were canceled by the Company. The matters are now final and closed.
8. Employee benefit plans
Defined benefit pension plans
The Company sponsors defined benefit plans that provide pension benefits for employees upon retirement in certain jurisdictions including the US, Canada, United Kingdom and several other European countries.
The US, Canada and United Kingdom defined benefit pension plans are closed to new entrants. On July 1, 2015, the accrual of future service credits ceased in Canada although future salary increases continue for remaining participants. Benefits accrued by participants in the United Kingdom plan were frozen as of December 1, 2010 and benefits accrued by participants in the US plans were frozen as of December 31, 2009. These amendments to freeze benefits were made in conjunction with a benefit plan review which provides for enhanced benefits under defined contribution plans available to all employees in the US, Canada and United Kingdom.
The following summarizes the Company’s defined benefit pension plans’ projected benefit obligations, plan assets and funded status:

	Domestic		Foreign		Total
	Year ended December 31,		Year ended December 31,		Year ended December 31,
(in millions)	2017	2016	2017	2016	2017	2016
Change in projected benefit obligations:
Actuarial present value of benefit obligations at beginning of year	$719.7	$691.9	$555.5	$531.7	$1,275.2	$1,223.6
Service cost	—	—	2.5	2.5	2.5	2.5
Interest cost	30.8	32.0	16.2	18.3	47.0	50.3
Benefits paid	(34.2)	(32.1)	(27.9)	(23.9)	(62.1)	(56.0)
Plan amendments	—	—	2.7	(1.6)	2.7	(1.6)
Settlement	(44.3)	—	—	—	(44.3)	—
Curtailment	—	—	—	(1.3)	—	(1.3)
Actuarial loss	49.9	27.9	13.3	86.1	63.2	114.0
Foreign exchange and other	—	—	49.7	(56.3)	49.7	(56.3)
Actuarial present value of benefit obligations at end of year	$721.9	$719.7	$612.0	$555.5	$1,333.9	$1,275.2

Change in the fair value of plan assets:
Plan assets at beginning of year	$509.1	$497.6	$494.3	$481.5	$1,003.4	$979.1
Actual return on plan assets	80.0	40.1	37.4	66.3	117.4	106.4
Contributions by employer	12.1	3.5	26.1	28.1	38.2	31.6
Benefits paid	(34.2)	(32.1)	(27.9)	(23.9)	(62.1)	(56.0)
Settlement	(34.7)	—	(1.3)	—	(36.0)	—
Foreign exchange and other	—	—	46.3	(57.7)	46.3	(57.7)
Plan assets at end of year	$532.3	$509.1	$574.9	$494.3	$1,107.2	$1,003.4
Funded status at end of year	$(189.6)	$(210.6)	$(37.1)	$(61.2)	$(226.7)	$(271.8)
Net amounts related to the Company’s defined benefit pension plans recognized in the consolidated balance sheets consist of:

	Domestic		Foreign		Total
	December 31,		December 31,		December 31,
(in millions)	2017	2016	2017	2016	2017	2016
Overfunded net benefit obligation in other assets	$—	$—	$33.9	$—	$33.9	$—
Current portion of net benefit obligation in other accrued expenses	(3.5)	(3.6)	(2.1)	(1.9)	(5.6)	(5.5)
Long-term portion of net benefit obligation in pension and other postretirement benefit liabilities	(186.1)	(207.0)	(68.9)	(59.3)	(255.0)	(266.3)
Net liability recognized at end of year	$(189.6)	$(210.6)	$(37.1)	$(61.2)	$(226.7)	$(271.8)
The following table summarizes defined benefit pension plans with accumulated benefit obligations in excess of plan assets:

	Domestic		Foreign		Total
	December 31,		December 31,		December 31,
(in millions)	2017	2016	2017	2016	2017	2016
Accumulated benefit obligation	$721.9	$719.7	$211.4	$412.5	$933.3	$1,132.2
Fair value of plan assets	532.3	509.1	169.3	379.5	701.6	888.6

The following table summarizes defined benefit pension plans with projected benefit obligations in excess of plan assets:

	Domestic		Foreign		Total
	December 31,		December 31,		December 31,
(in millions)	2017	2016	2017	2016	2017	2016
Projected benefit obligation	$721.9	$719.7	$240.3	$555.5	$962.2	$1,275.2
Fair value of plan assets	532.3	509.1	169.3	494.3	701.6	1,003.4
The total accumulated benefit obligation for domestic defined benefit pension plans as of December 31, 2017 and 2016 was $721.9 million and $719.7 million, respectively, and for foreign defined benefit pension benefit plans as of December 31, 2017 and 2016 was $211.4 million and $524.4 million, respectively.
The following table summarizes the components of net periodic benefit (income) cost recognized in the consolidated statements of operations related to defined benefit pension plans:

	Domestic			Foreign			Total
	Year ended December 31,			Year ended December 31,			Year ended December 31,
(in millions)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Service cost (1)	$—	$—	$—	$2.5	$2.5	$5.4	$2.5	$2.5	$5.4
Interest cost (1)	30.8	32.0	30.8	16.2	18.3	20.1	47.0	50.3	50.9
Expected return on plan assets (1)	(30.9)	(32.5)	(35.8)	(26.0)	(28.7)	(30.2)	(56.9)	(61.2)	(66.0)
Amortization of unrecognized prior service credits (1)	—	—	—	(0.2)	—	—	(0.2)	—	—
Settlement (2)	(9.7)	—	—	—	—	(1.4)	(9.7)	—	(1.4)
Curtailment (2)	—	—	—	—	(1.3)	(2.6)	—	(1.3)	(2.6)
Actuarial loss (3)	0.8	20.3	12.1	3.2	48.5	12.5	4.0	68.8	24.6
Net periodic benefit (income) cost	$(9.0)	$19.8	$7.1	$(4.3)	$39.3	$3.8	$(13.3)	$59.1	$10.9

(1)	These amounts are included in warehouse, selling and administrative expenses.

(2)
In 2017, the settlement gain is related to a lump sum offering accepted by participants in the USA segment. In 2016 and 2015, the settlement and curtailment gains are a result of the restructuring activities in the EMEA segment. Settlement and curtailment gains are included in other operating expenses, net.

(3)	Actuarial loss is included in other operating expenses, net.

The following summarizes pre-tax amounts included in accumulated other comprehensive loss at December 31, 2017 related to pension plan amendments:

(in millions)	Defined benefit pension plans
Net prior service cost	$(1.4)
The following table summarizes the amounts in accumulated other comprehensive loss at December 31, 2017 that are expected to be amortized as components of net periodic benefit cost during the next fiscal year related to pension amendments:

(in millions)	Defined benefit pension plans
Prior service cost	$(0.1)
Other postretirement benefit plan
Other postretirement benefits relate to a health care plan for retired employees in the US. In 2009, the Company approved a plan to phase out the benefits provided under this plan by 2020. As a result of this change, the benefit obligation was reduced by $76.8 million and a curtailment gain of $73.1 million was recognized in accumulated other comprehensive loss and was being amortized to the consolidated statements of operations over the average future service period, which was fully amortized as of December 31, 2016.

The following summarizes the Company’s other postretirement benefit plan’s accumulated postretirement benefit obligation, plan assets and funded status:

	Other postretirement benefits
	Year ended December 31,
(in millions)	2017	2016
Change in accumulated postretirement benefit obligations:
Actuarial present value of benefit obligations at beginning of year	$2.8	$3.4
Service cost	—	—
Interest cost	0.2	0.1
Contributions by participants	0.4	0.3
Benefits paid	(0.7)	(0.8)
Actuarial gain	(0.2)	(0.2)
Actuarial present value of benefit obligations at end of year	$2.5	$2.8
Change in the fair value of plan assets:
Plan assets at beginning of year	$—	$—
Contributions by employer	0.3	0.5
Contributions by participants	0.4	0.3
Benefits paid	(0.7)	(0.8)
Plan assets at end of year	$—	$—
Funded status at end of year	$(2.5)	$(2.8)
Net amounts related to the Company’s other postretirement benefit plan recognized in the consolidated balance sheets consist of:

	Other postretirement benefits
	December 31,
(in millions)	2017	2016
Current portion of net benefit obligation in other accrued expenses	$(0.4)	$(0.5)
Long-term portion of net benefit obligation in pension and other postretirement benefit liabilities	(2.1)	(2.3)
Net liability recognized at end of year	$(2.5)	$(2.8)
The following table summarizes the components of net periodic benefit income recognized in the consolidated statements of operations related to other postretirement benefit plans:

	Other postretirement benefits
	Year ended December 31,
(in millions)	2017	2016	2015
Service cost (1)	$—	$—	$0.1
Interest cost (1)	0.2	0.1	0.2
Amortization of unrecognized prior service credits (1)	—	(4.5)	(11.9)
Actuarial gain (2)	(0.2)	(0.2)	(3.5)
Net periodic benefit income	$—	$(4.6)	$(15.1)

(1)	These amounts are included in warehouse, selling and administrative expenses.

(2)	Actuarial gain is included in other operating expenses, net.

Actuarial assumptions
Defined benefit pension plans
The significant weighted average actuarial assumptions used in determining the benefit obligations and net periodic benefit cost (income) for the Company’s defined benefit plans are as follows:

	Domestic		Foreign
	December 31,		December 31,
	2017	2016	2017	2016
Actuarial assumptions used to determine benefit obligations at end of period:
Discount rate	3.87%	4.39%	2.61%	2.84%
Expected annual rate of compensation increase	N/A	N/A	2.87%	2.87%

	Domestic			Foreign
	Year ended December 31,			Year ended December 31,
	2017	2016	2015	2017	2016	2015
Actuarial assumptions used to determine net periodic benefit cost (income) for the period:
Discount rate	4.39%	4.74%	4.31%	2.84%	3.65%	3.51%
Expected rate of return on plan assets	7.00%	7.50%	7.50%	5.01%	6.18%	6.07%
Expected annual rate of compensation increase	N/A	N/A	N/A	2.87%	2.86%	2.80%
Discount rates are used to measure benefit obligations and the interest cost component of net periodic benefit cost (income). The Company selects its discount rates based on the consideration of equivalent yields on high-quality fixed income investments at each measurement date. Discount rates are based on a benefit cash flow-matching approach and represent the rates at which the Company’s benefit obligations could effectively be settled as of the measurement date.
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
Other postretirement benefit plan
For the other postretirement benefit plan, the discount rate used to determine the benefit obligation at December 31, 2017 and 2016 was 3.98% and 4.37%, respectively. The discount rate used to determine net periodic benefit credit for the year ended December 31, 2017, 2016 and 2015 was 4.37%, 4.54% and 3.80%, respectively. Health care cost increases did not have a significant impact on the Company’s postretirement benefit obligations in the years presented as a result of the 2009 plan to phase out the health care benefits provided under the US plan.
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
The weighted average target asset allocation for defined benefit pension plans in the year ended December 31, 2017 is as follows:

	Domestic	Foreign
Asset category:
Equity securities	50.0%	34.8%
Debt securities	45.0%	59.0%
Other	5.0%	6.2%
Total	100.0%	100.0%
Plan asset valuation methodologies are described below:

Fair value methodology	Description
Cash	This represents cash at banks. The amount of cash in the bank account represents the fair value.

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

	December 31, 2017
(in millions)	Total	Level 1	Level 2
Cash	$2.6	$2.6	$—
Investments funds (1)	529.7	—	529.7
Total	$532.3	$2.6	$529.7

(1)	This category includes investments in 30.8% in US equities, 19.7% in non-US equities, 44.5% in US corporate bonds and 5.0% in other investments.

	December 31, 2016
(in millions)	Total	Level 1	Level 2
Cash	$2.4	$2.4	$—
Investments funds (1)	506.7	—	506.7
Total	$509.1	$2.4	$506.7

(1)	This category includes investments in 30.0% in US equities, 20.0% in non-US equities, 44.9% in US corporate bonds and 5.1% in other investments.

Foreign defined benefit plan assets
The Company classified its foreign plan assets according to the fair value hierarchy described in “Note 2: Significant accounting policies.” The following summarizes the fair value of foreign plan assets by asset category and level within the fair value hierarchy:

	December 31, 2017
(in millions)	Total	Level 1	Level 2	Level 3
Cash	$4.0	$4.0	$—	$—
Investments:
Investment funds (1)	552.7	—	552.7	—
Insurance contracts	18.2	—	—	18.2
Total investments	$570.9	$—	$552.7	$18.2
Total	$574.9	$4.0	$552.7	$18.2

(1)	This category includes investments in 11.0% in US equities, 22.0% in non-US equities, 29.2% in non-US corporate bonds, 32.0% in non-US government bonds and 5.8% in other investments.
The following table presents changes in the foreign plan assets valued using significant unobservable inputs (Level 3):

(in millions)	Insurance contracts
Balance at January 1, 2017	$15.6
Actual return to plan assets:
Related to assets still held at year end	0.1
Purchases, sales and settlements, net	0.3
Foreign exchange	2.2
Balance at December 31, 2017	$18.2
The following summarizes the fair value of foreign plan assets by asset category and level within the fair value hierarchy:

	December 31, 2016
(in millions)	Total	Level 1	Level 2	Level 3
Cash	$4.6	$4.6	$—	$—
Investments:
Investment funds (1)	474.1	—	474.1	—
Insurance contracts	15.6	—	—	15.6
Total investments	$489.7	$—	$474.1	$15.6
Total	$494.3	$4.6	$474.1	$15.6

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

Contributions
The Company expects to contribute approximately $12.2 million and $26.9 million to its domestic and foreign defined benefit pension plan funds in 2018, respectively, including direct payments to plan participants in unfunded plans. The Company does not plan on making any discretionary contributions in 2018. In many countries, local pension protection laws have been put in place, which have introduced minimum funding requirements for qualified pension plans. As a result, the Company’s required funding of contributions to its pension plans may vary in the future.
Benefit payments
The following table shows benefit payments that are projected to be paid from plan assets in each of the next five years and in aggregate for five years thereafter:

	Defined benefit pension plans			Other postretirement benefits
(in millions)	Domestic	Foreign	Total
2018	$37.3	$17.1	$54.4	$0.5
2019	36.8	17.0	53.8	0.5
2020	37.9	17.6	55.5	0.1
2021	38.8	18.7	57.5	0.1
2022	39.7	20.9	60.6	0.1
2023 through 2027	209.6	116.1	325.7	0.3
Defined contribution plans
The Company provides defined contribution plans to assist eligible employees in providing for retirement or other future needs. Under such plans, company contribution expense amounted to $30.0 million, $33.4 million and $31.4 million in the years ended December 31, 2017, 2016 and 2015, respectively.
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

The Company’s participation in these plans for the annual period ended December 31, 2017 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN) and the three-digit plan number. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2017 and 2016 is for the plan’s year end at December 31, 2016 and December 31, 2015, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the “red zone” are less than 65 percent funded, plans in the “yellow zone” are less than 80 percent funded and plans in the “green zone” are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration dates of the collective-bargaining agreement(s) to which the plans are subject. There are no minimum contributions required for future periods by the collective-bargaining agreements, statutory obligations or other contractual obligations.

Pension fund	EIN/Pension plan number	PPA zone status		FIP/RP status pending/ implemented	Contributions(1)			Surcharge imposed	Expiration dates of collective bargaining agreement(s)
					Year ended December 31,
		2017	2016		2017	2016	2015
Western Conference of Teamsters Pension Plan	91-6145047/001	Green	Green	No	$1.5	$1.7	$1.4	No	January 22, 2018 to July 31, 2021
Central States, Southeast and Southwest Areas Pension Plan	36-6044243/001	Red as of January 1, 2016	Red as of January 1, 2015	Implemented	1.1	1.1	1.1	No	January 15, 2018 to November 30, 2022
New England Teamsters and Trucking Industry Pension Fund	04-6372430/001	Red as of October 1, 2016	Red as of October 1, 2014	Implemented	0.1	0.1	0.1	No	June 30, 2020
				Total contributions:	$2.7	$2.9	$2.6

(1)	The plan contributions by the Company did not represent more than five percent of total contributions to the plans as indicated in the plans’ most recently available annual report.
9. Stock-based compensation
In May 2017, the Company replaced and succeeded the Univar Inc. 2015 Stock Incentive Plan (the “2015 Plan”) with the Univar Inc. 2017 Omnibus Equity Incentive Plan (the “2017 Plan”). The 2015 Plan had no further awards granted and any available reserves under the 2015 Plan were transferred and available for issuance under the 2017 Plan. There were no changes to the outstanding awards related to the 2015 and the Univar Inc. 2011 Stock Incentive Plan (the “2011 Plan;” and, together with the 2015 Plan and the 2017 Plan (the “Plans”).
The 2017 Plan allows the Company to issue awards to employees, consultants, and directors of the Company and its subsidiaries. Awards may be made in the form of stock options, stock purchase rights, restricted stock, restricted stock units, performance shares, performance units, stock appreciation rights, dividend equivalents, deferred share units or other stock-based awards.
As of December 31, 2017, there were 10.6 million shares authorized under the Plans.
For the years ended December 31, 2017, 2016 and 2015, respectively, the Company recognized total stock-based compensation expense within other operating expenses, net of $19.7 million, $10.4 million and $7.5 million, and a net tax expense (benefit) relating to stock-based compensation expense of $(3.7) million, $0.1 million and $(2.6) million.
Stock options
Stock options granted under the Plans expire ten years after the grant date and generally become exercisable over a four-year period or less, based on continued employment, with annual vesting. The exercise price of a stock option is determined at the time of each grant and in no case will the exercise price be less than the fair value of the underlying common stock on the date of grant. Participants have no stockholder rights until the time of exercise. The Company will issue new shares upon exercise of stock options granted under the Plans.

The following reflects stock option activity under the Plans:

	Number of stock options	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2017	3,634,733	$20.03
Granted	980,570	28.82
Exercised	(1,810,108)	20.18
Forfeited	(196,586)	24.17
Outstanding at December 31, 2017	2,608,609	$22.92
Exercisable at December 31, 2017	1,579,435	$20.29	5.3	$16.8
Expected to vest after December 31, 2017	1,029,174	$26.95	8.4	$4.1

As of December 31, 2017, the Company has unrecognized stock-based compensation expense related to non-vested stock options of approximately $3.3 million, which will be recognized over a weighted-average period of 1.0 years.
Restricted stock
Non-vested restricted stock primarily relates to awards for members of the Company’s Board of Directors which vest over 12 months. The grant date fair value of restricted stock is based on the market price of Univar stock on that date. Non-vested shares of restricted stock may not be sold or transferred and are subject to forfeiture until vesting. Both vested and non-vested shares of restricted stock are included in the Company’s shares outstanding. Dividend equivalents are available for non-vested shares of restricted stock if dividends are declared by the Company during the vesting period.
The following table reflects restricted stock activity under the Plans:

	Restricted stock	Weighted average grant-date fair value
Non-vested at January 1, 2017	86,197	$18.43
Granted	46,536	29.92
Vested	(79,898)	18.42
Forfeited	—	—
Non-vested at December 31, 2017	52,835	$28.56
As of December 31, 2017, the Company has unrecognized stock-based compensation expense related to non-vested restricted stock awards of approximately $0.5 million, which will be recognized over a weighted-average period of 0.3 years.
The weighted-average grant-date fair value of restricted stock was $18.15 and $27.00 in 2016 and 2015, respectively.
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
The Company awarded performance based shares to certain employees. These awards vest upon the passage of time and the achievement of performance criteria. For grants with Company based performance criteria, the vesting period is over three years with some shares vesting over each annual period. We review progress toward the attainment of the performance criteria each quarter during the vesting period. When it is probable the minimum performance criteria for the award will be achieved, we begin recognizing the expense equal to the proportionate share of the total fair value. The total expense recognized over the duration of performance awards will equal the date of grant multiplied by the number of shares ultimately awarded based on the level of attainment of the performance criteria. For grants with market performance criteria, the fair value is determined on the grant date and is calculated using the same inputs for expected volatility, and risk-free rate as stock options, with a duration of two years. The total expense recognized over the duration of the award will equal the fair value, regardless if the market performance criteria is met.

The following table reflects RSUs activity under the Plans:

	Number of Restricted Stock Unit	Weighted- average grant-date fair value
Non-vested at January 1, 2017	1,009,887	$13.10
Granted	572,938	29.39
Vested	(658,115)	16.15
Forfeited	(135,791)	16.72
Non-vested at December 31, 2017	788,919	$21.77
As of December 31, 2017, the Company has unrecognized stock-based compensation expense related to non-vested RSUs awards of approximately $7.1 million, which will be recognized over a weighted-average period of 0.9 years.
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
As of December 31, 2017, the total number of shares issued under the plan for the two offering periods in 2017 was 39,418 shares.
Stock-based compensation fair value assumptions
The fair value of the Company’s common stock was used to establish the exercise price of stock options granted, grant date fair value of restricted stock and RSUs awards and as an input in the valuation of stock option awards and performance-based RSUs at each grant date. Prior to the Company’s June 2015 IPO, as discussed in Note 1, the Company obtained contemporaneous quarterly valuations performed by an unrelated valuation specialist in support of each award. The fair value of the Company’s common stock was determined utilizing both income and market approaches, discounted for the lack of marketability. A discounted cash flow analysis was used to estimate fair value under the income approach. The market approach consisted of an analysis of multiples of comparable companies whose securities are traded publicly as well as other indicated market values of the Company by third parties. After the IPO, the fair value of the Company’s stock that is factored into the fair value of stock options and utilized for restricted stock, RSUs and performance-based RSUs with internally developed performance conditions is based on the grant date closing price on the New York Stock Exchange.
In 2016, the Monte Carlo simulation was used to calculate the fair value of performance-based RSUs with market conditions. The length of each performance period was used as the expected term in the simulation for each respective tranche. The weighted average grant-date fair value of performance-based RSUs with market conditions was $10.49 for the year ended December 31, 2016. The weighted-average assumptions under the Monte Carlo simulation model were as follows:

Year ended December 31, 2016
Risk-free interest rate (1)	1.0%
Expected dividend yield (2)	—
Expected volatility (3)	45.0%

(1)	The risk-free interest rate is based on the US Treasury yield for a period in years over which performance condition is satisfied.

(2)	The Company currently has no expectation of paying cash dividends on its common stock.

(3)
As the Company does not have sufficient historical volatility data, the expected volatility is based on the average historical data of a peer group of public companies over a period equal to the expected term of the performance-based RSUs.

The Black-Scholes-Merton option valuation model was used to calculate the fair value of stock options. The weighted average grant-date fair value of stock options was $8.40 and $6.78 for the years ended December 31, 2017 and 2015, respectively. The weighted average grant-date fair value is not provided for the year ended December 31, 2016, as there were no stock options granted during the period. The weighted-average assumptions used under the Black-Scholes-Merton option valuation model were as follows:

	Year ended December 31,
	2017	2016	2015
Risk-free interest rate (1)	2.1%	—%	1.7%
Expected dividend yield (2)	—	—	—
Expected volatility (3)	25.5%	—%	28.3%
Expected term (years) (4)	5.9	0.0	6.2

(1)	The risk-free interest rate is based on the US Treasury yield for a term consistent with the expected term of the stock options at the time of grant.

(2)	The Company currently has no expectation of paying cash dividends on its common stock.

(3)
As the Company does not have sufficient historical volatility data, the expected volatility is based on the average historical data of a peer group of public companies over a period equal to the expected term of the stock options.

(4)
As the Company does not have sufficient historical exercise data under the Plans, the expected term is based on the average of the vesting period of each tranche and the original contract term of 10 years.

Additional stock-based compensation information
The following table provides additional stock-based compensation information:

	Year ended December 31,
(in millions)	2017	2016	2015
Total intrinsic value of stock options exercised	$16.7	$4.0	$0.4
Fair value of restricted stock and RSUs vested	22.8	2.7	2.9
10. Accumulated other comprehensive loss
The following table presents the changes in accumulated other comprehensive loss by component, net of tax.

(in millions)	Cash flow hedges	Defined benefit pension items	Currency translation items	Total
Balance as of December 31, 2015	$—	$3.0	$(427.4)	$(424.4)
Other comprehensive income before reclassifications	—	1.2	36.3	37.5
Amounts reclassified from accumulated other comprehensive loss	—	(3.0)	—	(3.0)
Net current period other comprehensive (loss) income	$—	$(1.8)	$36.3	$34.5
Balance as of December 31, 2016	$—	$1.2	$(391.1)	$(389.9)
Other comprehensive income (loss) before reclassifications	4.4	(2.2)	107.1	109.3
Amounts reclassified from accumulated other comprehensive loss	2.3	(0.2)	—	2.1
Net current period other comprehensive income (loss)	$6.7	$(2.4)	$107.1	$111.4
Balance as of December 31, 2017	$6.7	$(1.2)	$(284.0)	$(278.5)

The following is a summary of the amounts reclassified from accumulated other comprehensive loss to net income (loss).

(in millions)	Year ended December 31, 2017 (1)	Year ended December 31, 2016 (1)	Location of impact on statement of operations
Amortization of defined benefit pension items:
Prior service credits	$(0.2)	$(4.5)	Warehousing, selling and administrative
Tax expense	—	1.5	Income tax expense (benefit)
Net of tax	$(0.2)	$(3.0)
Cash flow hedges:
Interest rate swap contracts	$3.8	$—	Interest expense
Tax benefit	(1.5)	—	Income tax expense (benefit)
Net of tax	$2.3	$—
Total reclassifications for the period	$2.1	$(3.0)

(1)	Amounts in parentheses indicate credits to net income in the consolidated statement of operations.
Refer to “Note 8: Employee benefit plans” for additional information regarding the amortization of defined benefit pension items, “Note 17: Derivatives” for cash flow hedging activity and “Note 2: Significant accounting policies” for foreign currency gains and losses relating to intercompany borrowings of a long-term nature that are reflected in currency translation items.
11. Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	December 31,
(in millions)	2017	2016
Land and buildings	$809.6	$781.1
Tank farms	277.4	272.5
Machinery, equipment and other	820.2	747.6
Less: Accumulated depreciation	(927.2)	(811.5)
Subtotal	$980.0	$989.7
Work in progress	23.0	29.8
Property, plant and equipment, net (1)	$1,003.0	$1,019.5

(1)	As of December 31, 2016, property, plant and equipment amounts are net of impairment losses of $16.5 million. Refer to “Note 13: Impairment charges” for further information.
Included within property, plant and equipment, net are assets related to capital leases where the Company is the lessee. The below table summarizes the cost and accumulated depreciation related to these assets:

	December 31,
(in millions)	2017	2016
Capital lease assets, at cost	$86.0	$76.5
Less: accumulated depreciation	(27.0)	(14.5)
Capital lease assets, net	$59.0	$62.0
Capitalized interest on capital projects was $0.1 million and $0.2 million in the years ended December 31, 2017 and 2016, respectively.

12. Goodwill and intangible assets
Goodwill
The following is a summary of the activity in goodwill by segment.

(in millions)	USA	Canada	EMEA	Rest of World	Total
Balance, January 1, 2016	$1,306.1	$420.7	$2.1	$16.2	$1,745.1
Additions	17.7	5.2	—	—	22.9
Purchase price adjustments	1.4	—	(0.9)	—	0.5
Foreign exchange	—	12.5	(0.1)	3.5	15.9
Balance, December 31, 2016	$1,325.2	$438.4	$1.1	$19.7	$1,784.4
Additions	—	—	—	4.1	4.1
Purchase price adjustments	—	0.5	—	—	0.5
Foreign exchange	—	29.8	0.1	(0.5)	29.4
Balance, December 31, 2017	$1,325.2	$468.7	$1.2	$23.3	$1,818.4
The Company’s reporting units are identical to the identified four operating segments: USA, Canada, EMEA, and Rest of World. Additions to goodwill in 2017 related to the acquisition of Tagma. Additions to goodwill in 2016 related to the acquisition of Bodine Services and Nexus Ag. The purchase price adjustments in 2017 relate to the Nexus Ag acquisition. Refer to “Note 18: Business Combinations” for further information. Accumulated impairment losses on goodwill were $261.4 million at January 1, 2016. Accumulated impairment losses on goodwill were $271.3 million and $246.3 million at December 31, 2017 and 2016, respectively.
As of October 1, 2017, the Company performed its annual impairment review and concluded it was more likely than not that the fair value exceeded the carrying value for all reporting units with goodwill balances. There were no events or circumstances from the date of the assessment through December 31, 2017 that would affect this conclusion.
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
Intangible assets, net
The gross carrying amounts and accumulated amortization of the Company’s intangible assets were as follows:

	December 31, 2017			December 31, 2016
(in millions)	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Intangible assets (subject to amortization):
Customer relationships (1)	$853.5	$(582.1)	$271.4	$826.2	$(514.3)	$311.9
Other (2)	177.8	(161.5)	16.3	178.2	(150.9)	27.3
Total intangible assets	$1,031.3	$(743.6)	$287.7	$1,004.4	$(665.2)	$339.2

(1)	Net of impairment losses of $110.2 million recorded during the year ended December 31, 2016. Refer to “Note 13: Impairment charges” for further information.

(2)	Net of impairment losses of $3.5 million recorded during the year ended December 31, 2016. Refer to “Note 13: Impairment charges” for further information.
Other intangible assets consist of intellectual property trademarks, trade names, producer relationships and contracts, non-compete agreements and exclusive distribution rights.

The estimated annual amortization expense in each of the next five years is as follows:

(in millions)
2018	$53.8
2019	48.0
2020	43.3
2021	39.3
2022	31.6
13. Impairment charges
During the year ended December 31, 2016, the Company revised its business operating plan for servicing upstream oil and gas customers in its USA operating segment. In light of the 2016 prolonged drop in oil prices, and consequential decrease in demand for certain products including high-value specialized blended products used in hydraulic fracking operations, the Company narrowed its product line and service offering by curtailing certain highly specialized products and services that were being produced and sold to oil and gas customers. As a result, the Company ceased operations at three production facilities. The Company determined that these decisions resulted in a triggering event with respect to long lived assets in an asset group, resulting in the assessment of recoverability of these long lived assets. The Company performed step one of the impairment test and determined the carrying amount of the asset group exceeded the sum of the expected undiscounted future cash flows. Thus, the Company proceeded to step two of the impairment test where it was required to determine the fair value of the asset group and recognize an impairment loss if the carrying value exceeded the fair value. As a result of the impairment test, the Company recorded a non-cash, long-lived asset impairment charge of $113.7 million related to intangible assets and $16.5 million related to property, plant and equipment within its consolidated statements of operations. The Company also recorded a non-cash, long-lived asset impairment charge of $0.3 million related to assets held-for-sale.
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
14. Other accrued expenses
Other accrued expenses that were greater than five percent of total current liabilities consisted of customer prepayments and deposits, which were $97.7 million and $84.6 million as of December 31, 2017 and 2016, respectively.
15. Debt
Short-term financing
Short-term financing consisted of the following:

	December 31,
(in millions)	2017	2016
Amounts drawn under credit facilities	$9.1	$12.1
Bank overdrafts	4.3	13.2
Total	$13.4	$25.3
The weighted average interest rate on short-term financing was 4.1% and 2.1% as of December 31, 2017 and 2016, respectively.
As of December 31, 2017 and 2016, the Company had $147.0 million and $175.3 million, respectively, in outstanding letters of credit and guarantees.

Long-term debt
Long-term debt consisted of the following:

	December 31,
(in millions)	2017	2016
Senior Term Loan Facilities:
Term B Loan due 2024, variable interest rate of 4.07% and 4.25% at December 31, 2017 and December 31, 2016, respectively	$2,277.8	$2,024.4
Euro Tranche Term Loan due 2022, variable interest rate of 4.25% at December 31, 2016 (Loan paid off on Nov 28, 2017)	—	259.9
Asset Backed Loan (ABL) Facilities:
North American ABL Facility due 2020, variable interest rate of 5.00% and 4.25% at December 31, 2017 and December 31, 2016, respectively	155.0	152.0
North American ABL Term Loan due 2018, variable interest rate of 4.44% and 3.75% at December 31, 2017 and December 31, 2016, respectively	16.7	83.3
Senior Unsecured Notes:
Senior Unsecured Notes due 2023, fixed interest rate of 6.75% at December 31, 2017 and December 31, 2016	399.5	399.5
Capital lease obligations	60.9	63.4
Total long-term debt before discount	$2,909.9	$2,982.5
Less: unamortized debt issuance costs and discount on debt	(27.9)	(28.5)
Total long-term debt	$2,882.0	$2,954.0
Less: current maturities	(62.0)	(109.0)
Total long-term debt, excluding current maturities	$2,820.0	$2,845.0

The weighted average interest rate on long-term debt was 4.50% and 4.84% as of December 31, 2017 and 2016, respectively.
As of December 31, 2017, future contractual maturities of long-term debt including capital lease obligations are as follows:

(in millions)
2018	$62.0
2019	33.4
2020	188.0
2021	31.5
2022	29.5
Thereafter	2,565.5
Total (1)	$2,909.9

(1)	See “Note 23: Subsequent events” in Item 8 of this Annual Report on Form 10-K for additional information.
Long-term debt restructurings
On November 28, 2017, the Company entered into a Second Amendment of the Senior Term B loan facility which amended the Company's First Amendment, dated January 19, 2017. The new Senior Term B loan agreement has a $2,283.5 million US dollar loan tranche. The proceeds from the new Senior Term B loan agreement were used to repay in full the existing $2,183.5 million US dollar denominated Term B Loan and €80.9 million ($95.8 million) euro denominated Term B Loan.
The amendment also lowered the interest rate credit spread on the loan by 25 basis points from 2.75% to 2.50% and extended the loan by two years. An additional reduction of 25 basis points is available if the Company's total net leverage (Total Net Debt to Adjusted EBITDA) reaches or falls below 4.00. The New Senior Term Facilities is payable in installments of $5.7 million commencing December 31, 2017 with the remaining balances due on the maturity date of July 1, 2024. The Company can repay the loan in whole or part without penalty.
On January 19, 2017, the Company, entered into an amended Senior Term B loan agreement which replaced the existing US dollar denominated loans, dated July 1, 2015, with new US dollar denominated loans in aggregate of $2,200.0 million. The

Amendment also reduced the interest rate credit spread on the US dollar denominated loans by 50 basis points from 3.25% to 2.75% and removed the 1.00% LIBOR floor. The additional proceeds of $175.6 million received from the US dollar denominated loans were used to prepay a portion of the Euro denominated Term B Loans.
As a result of the January and November 2017 debt refinancing activity, the Company recognized debt refinancing costs of $5.3 million in other (expense) income, net in the consolidated statements of operations during the year ended December 31, 2017. Refer to “Note 6: Other (expense) income, net” for further information. In addition, the Company recognized a loss on extinguishment of debt of $3.8 million in the year ended December 31, 2017.
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
Borrowing availability and assets pledged as collateral
As of December 31, 2017, availability of the entire $1.3 billion in North American ABL Facility credit commitments is determined based on the periodic reporting of available qualifying collateral, as defined in the North American ABL Facility credit agreement. At December 31, 2017 and 2016, $548.3 million and $411.4 million were available under the North American ABL Facility, respectively. An unused line fee of 0.375% was in effect at December 31, 2017 and 2016.
As of December 31, 2017, availability of the entire €200 million Euro ABL due 2019 is determined based on the periodic reporting of available qualifying collateral, as defined in the Euro ABL credit agreement. The Euro ABL due 2019 is secured by the accounts receivable and inventory of the Borrowers and certain additional collateral. At December 31, 2017 and 2016, $133.1 million and $109.9 million were available under the Euro ABL, respectively. An unused line fee of 0.50% was in effect at December 31, 2017 and 2016.
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

Assets pledged under the North American ABL Facility, North American ABL Term Loan, Senior Term Loan Facilities and the Euro ABL are as follows:

	December 31,
(in millions)	2017	2016
Cash	$313.6	$237.4
Trade accounts receivable, net	881.0	790.6
Inventories	702.0	655.5
Prepaid expenses and other current assets	93.3	128.2
Property, plant and equipment, net	780.0	856.4
Total	$2,769.9	$2,668.1
Debt covenants
Under certain limited circumstances, the Company’s subsidiaries noted as borrowers and guarantors under the new NA ABL Facility and NA ABL Term Loan are subject to comply with a fixed charge coverage ratio maintenance covenant. Such covenant is calculated based on the consolidated financial results of the Company. As of December 31, 2017 and 2016, such covenant was not in effect but the Company would have been in compliance if it was then in effect. The Company and its subsidiaries are also subject to a significant number of non-financial covenants in each of the credit facilities and the Senior Unsecured Notes that restrict the operations of the Company and its subsidiaries, including, without limitation, requiring that the net proceeds from certain dispositions and capital market debt issuances must be used as mandatory prepayments and restrictions on the incurrence of financial indebtedness outside of these facilities (including restrictions on secured indebtedness), prepaying subordinated debt, making dividend payments, making certain investments, making certain asset dispositions, certain transactions with affiliates and certain mergers and acquisitions.
16. Fair value measurements
The Company classifies its financial instruments according to the fair value hierarchy described in “Note 2: Significant accounting policies.”
Items measured at fair value on a recurring basis
The following table presents the Company’s assets and liabilities measured on a recurring basis on a gross basis:

	Level 2		Level 3
	December 31,		December 31,
(in millions)	2017	2016	2017	2016
Financial current assets:
Forward currency contracts	$0.3	$0.5	$—	$—
Interest rate swap contracts	1.2	—	—	—
Financial non-current assets:
Interest rate swap contracts	10.6	9.8	—	—
Financial current liabilities:
Forward currency contracts	0.4	0.3	—	—
Interest rate swap contracts	—	5.6	—	—
Contingent consideration	—	—	—	1.6
Financial non-current liabilities:
Contingent consideration	—	—	0.4	5.9
The net amounts related to foreign currency contracts included in prepaid and other current assets were $0.2 million and $0.5 million as of December 31, 2017 and 2016, respectively. The net amounts related to foreign currency contracts included in other accrued expenses were $0.3 million and $0.3 million as of December 31, 2017 and 2016, respectively.
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

(in millions)	2017	2016
Fair value as of January 1	$7.5	$8.7
Additions	0.4	—
Fair value adjustments	(3.0)	(0.7)
Foreign currency	0.1	(0.1)
Payments	(3.7)	(0.4)
Gain on settlement	(0.9)	—
Fair value as of December 31	$0.4	$7.5
The fair value adjustment in 2017 related to various 2015 acquisitions. The 2017 fair value reduction was primarily due to actual financial performance and payouts. The fair value adjustment is recorded within other operating expenses, net in the consolidated statement of operations.
Financial instruments not carried at fair value
The estimated fair value of financial instruments not carried at fair value in the consolidated balance sheets were as follows:

	December 31, 2017		December 31, 2016
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Financial liabilities:
Long-term debt including current portion (Level 2)	$2,882.0	$2,939.7	$2,954.0	$3,019.1
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
17. Derivatives
Interest rate swaps
The objective of the interest rate swap contracts is to offset the variability of cash flows in LIBOR indexed debt interest payments attributable to changes in the aforementioned benchmark interest rate related to the Term B Loan due 2024.
At December 31, 2017, the Company had interest rate swap contracts in place with a total notional amount of $2.0 billion and whereby a fixed rate of interest (weighted average of 1.70%) is paid and a variable rate of interest (three-month LIBOR) is received as calculated on the notional amount. The initial interest rate swap contracts that were replaced with the contracts currently outstanding initially included a LIBOR floor of 1.00%. The LIBOR floor was removed on February 1, 2017, as part of the amendment to the interest rate swap contracts. The contracts were amended as a result of the amendment to the Term B Loan agreement with US dollar denominated tranche on January 19, 2017. Refer to “Note 10: Debt” for additional information. As a result of the interest rate swap contracts amendment, the Company had realized a gain of $1.4 million in other expense, net in the consolidated statement of operations.
As of July 6, 2017, the Company designated the interest rate swaps as a cash flow hedge in an effort to reduce the mark-to-market volatility recognized within the consolidated statement of operations. As of December 31, 2017, the interest rate swaps held by the Company continue to qualify for hedge accounting. Prior to the hedge accounting designation, changes in fair value of the interest rate swap contracts were recognized directly in other expense, net in the consolidated statement of operations. Refer to “Note 6: Other expense, net” for additional information. In accordance with ASC 815 - Derivative and Hedging, the Company recognizes the effective portion of the gain or loss on the derivative as a component of other comprehensive income, which is reclassified into earnings in the same period or periods the underlying transaction impacts earnings. Derivative gains and losses due to hedge ineffectiveness are recognized in current period earnings.

Net unrealized losses on our interest rate swap contracts totaling $3.8 million were reclassified to interest expense in the consolidated statement of operations as of December 31, 2017. As of December 31, 2017, we estimate that $1.2 million of derivative gains included in accumulated other comprehensive loss will be reclassified into the consolidated statement of operations within the next 12 months. The activity related to our cash flow hedges is included in “Note 10: Accumulated other comprehensive loss.”
The fair value of interest rate swaps is recorded either in prepaid expenses and other current assets, other assets, other accrued expenses or other long-term liabilities in the consolidated balance sheets. As of December 31, 2017, a current asset of $1.2 million was included in other current assets. As of December 31, 2017 and December 31, 2016, a non-current asset of $10.6 million and $9.8 million was included in other assets, respectively. As December 31, 2016, a current liability of $5.6 million was included in other accrued expenses.
The Company had interest rate swap contracts with a total notional amount of $1.0 billion which expired during June 2017.
Interest rate caps
The Company had interest rate caps with a notional amount of $800 million which expired during June 2017. As of June 30, 2017, the interest rate cap premiums had been fully amortized through interest expense within the consolidated statements of operations. At December 31, 2017, the Company had no interest rate caps outstanding.
Foreign currency derivatives
The Company uses forward currency contracts to hedge earnings from the effects of foreign exchange relating to certain of the Company’s intercompany and third-party receivables and payables denominated in a foreign currency. These derivative instruments are not formally designated as hedges by the Company and the terms of these instruments range from one to three months. Forward currency contracts are recorded at fair value in either prepaid expenses and other current assets or other accrued expenses in the consolidated balance sheets, reflecting their short-term nature. Refer to “Note 16: Fair value measurements” for additional information. The fair value adjustments and gains and losses are included in other expense, net within the consolidated statements of operations. Refer to “Note 6: Other expense, net” for more information. The total notional amount of undesignated forward currency contracts were $134.0 million and $111.0 million as of December 31, 2017 and 2016, respectively.
18. Business combinations
Year ended December 31, 2017
In the year ended December 31, 2017, the Company completed two acquisitions.
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
The purchase price of these acquisitions was $23.9 million (net of cash acquired of $0.2 million). The adjusted purchase price allocation includes goodwill of $4.2 million and intangibles of $4.2 million. The operating results subsequent to the acquisition dates did not have a significant impact on the consolidated financial statement of the Company. The initial accounting for these acquisitions has only been preliminarily determined, and is subject to final working capital adjustments and valuations of intangible assets and property, plant and equipment.
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
The purchase price allocation for the Key Chemical, Inc., Chemical Associates, Inc., Arrow Chemical, Inc., Polymer Technologies Ltd., Weavertown Environmental Group, and Future/Blue Star 2015 acquisitions are now final. Purchase price adjustments on prior acquisitions resulted in additional cash payments of $0.3 million during the year ended December 31, 2016. The fair value of contingent consideration liabilities relating to 2015 acquisitions is included within the consolidated balance sheets. Refer to “Note 16: Fair value measurements” for further information discussing the changes in fair value of contingent consideration liabilities.
19. Commitments and contingencies
Lease commitments
Rental and lease commitments primarily relate to land, buildings and fleet. Operating lease expense for the years ended December 31, 2017, 2016 and 2015 were $76.7 million, $83.3 million and $93.7 million, respectively.
As of December 31, 2017, minimum rental commitments under non-cancelable operating leases with lease terms in excess of one year are as follows:

(in millions)	Minimum rental commitments
2018	$60.1
2019	51.8
2020	42.0
2021	34.7
2022	31.9
Thereafter	47.3
Total	$267.8
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
The Company is subject to liabilities from claims alleging personal injury from exposure to asbestos. The claims result primarily from an indemnification obligation related to Univar USA Inc.’s (“Univar”) 1986 purchase of McKesson Chemical Company from McKesson Corporation (“McKesson”). Univar’s obligation to indemnify McKesson for settlements and judgments arising from asbestos claims is the amount which is in excess of applicable insurance coverage, if any, which may be available under McKesson’s historical insurance coverage. Univar is also a defendant in a small number of asbestos claims. As of December 31, 2017, there were fewer than 255 asbestos-related claims for which the Company has liability for defense and indemnity pursuant to the indemnification obligation. Historically, the vast majority of the claims against both McKesson and Univar have been dismissed without payment. While the Company is unable to predict the outcome of these matters, it does not believe, based upon current available facts, that the ultimate resolution of any of these matters will have a material effect on its overall financial position, results of operations, or cash flows. However, the Company cannot predict the outcome of any present or future claims or litigation and adverse developments could negatively impact earnings or cash flows in a particular future period.
Environmental
The Company is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively “environmental remediation work”) at approximately 130 locations, some that are now or were previously Company-owned/occupied and some that were never Company-owned/occupied (“non-owned sites”).
The Company’s environmental remediation work at some sites is being conducted pursuant to governmental proceedings or investigations, while the Company, with appropriate state or federal agency oversight and approval, is conducting the environmental remediation work at other sites voluntarily. The Company is currently undergoing remediation efforts or is in the process of active review of the need for potential remediation efforts at approximately 106 current or formerly Company-owned/occupied sites. In addition, the Company may be liable for a share of the clean-up of approximately 24 non-owned sites. These non-owned sites are typically (a) locations of independent waste disposal or recycling operations with alleged or confirmed contaminated soil and/or groundwater to which the Company may have shipped waste products or drums for re-conditioning, or (b) contaminated non-owned sites near historical sites owned or operated by the Company or its predecessors from which contamination is alleged to have arisen.
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
Although the Company believes that its reserves are adequate for environmental contingencies, it is possible, due to the uncertainties noted above; that additional reserves could be required in the future that could have a material effect on the overall financial position, results of operations, or cash flows in a particular period. This additional loss or range of losses cannot be recorded at this time, as it is not reasonably estimable.
Changes in total environmental liabilities are as follows:

(in millions)	2017	2016
Environmental liabilities at January 1	$95.8	$113.2
Revised obligation estimates	12.3	5.5
Environmental payments	(19.3)	(22.5)
Foreign exchange	0.4	(0.4)
Environmental liabilities at December 31	$89.2	$95.8
Environmental liabilities of $29.1 million and $30.2 million were classified as current in other accrued expenses in the consolidated balance sheets as of December 31, 2017 and 2016, respectively. The long-term portion of environmental liabilities is recorded in other long-term liabilities in the consolidated balance sheets. The total discount on environmental liabilities was $5.0 million and $5.6 million at December 31, 2017 and 2016, respectively. The discount rate used in the present value calculation was 2.4% and 2.5% as of December 31, 2017 and 2016, respectively, which represent risk-free rates.

The Company manages estimated cash flows by project. These estimates are subject to change if there are modifications to the scope of the remediation plan or if other factors, both external and internal, change the timing of the remediation activities. The Company periodically reviews the status of all existing or potential environmental liabilities and adjusts its accruals based on all available, relevant information. Based on current estimates, the expected payments for environmental remediation for the next five years and thereafter at December 31, 2017 are as follows, with projects for which timing is uncertain included in the 2018 estimated amount of $11.0 million:

(in millions)
2018	$29.1
2019	13.4
2020	9.7
2021	8.3
2022	6.8
Thereafter	26.8
Total	$94.1
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
CBP, however, continued its investigation on the importation of saccharin by the Company’s subsidiary, Univar USA Inc. On July 21, 2014, CBP sent the Company a “Pre-Penalty Notice” indicating the imposition of a penalty against Univar USA Inc. in the amount of approximately $84.0 million. Univar USA Inc. responded to CBP that the proposed penalty was not justified. On October 1, 2014, the CBP issued a penalty notice to Univar USA Inc. for $84.0 million and has reaffirmed this penalty notice. On August 6, 2015, the DOJ filed a complaint on CBP’s behalf against Univar USA Inc. in the Court of International Trade seeking approximately $84.0 million in allegedly unpaid duties, penalties, interest, costs and attorneys’ fees. The Company continues to defend this matter vigorously. Discovery has largely concluded and motions to exclude certain evidence as well as for summary judgement to resolve the dispute in whole or in part have been filed. Univar USA Inc. has not recorded a liability related to this investigation as the Company believes a loss is not probable. Although the Company believes its position is strong, it cannot guarantee the outcome of this or other litigation.
20. Related party transactions
During year ended December 31, 2016, CVC divested its entire investment in the Company in conjunction with secondary public offering.
CD&R and CVC charged the Company a total of $2.8 million in the year ended December 31, 2015, for advisory services provided to the Company pertaining strategic consulting. In addition, during the year ended December 31, 2015, there was a contract termination fee of $26.2 million related to terminating consulting agreements between the Company and CVC and CD&R as a result of the June 2015 IPO. These amounts were recorded in other operating expenses, net. Refer to “Note 4: Other operating expenses, net” for additional information.

The following table summarizes the Company’s sales and purchases with related parties within the ordinary course of business:

	Year ended December 31,
(in millions)	2017	2016	2015
CD&R:
Sales to affiliate companies	5.3	7.7	29.7
Purchases from affiliate companies	6.0	16.5	19.9
Temasek:
Sales to affiliate companies	10.1	14.4	19.8
Purchases from affiliate companies	0.7	10.1	0.1
CVC (1):
Sales to affiliate companies	—	0.5	1.9
Purchases from affiliate companies	—	—	8.8

(1)	Sales and purchases related information for CVC is disclosed until August 31, 2016.
The following table summarizes the Company’s receivables due from and payables due to related parties:

	December 31,
(in millions)	2017	2016
Due from affiliates	$1.0	$2.3
Due to affiliates	0.2	2.1
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

Financial information for the Company’s segments is as follows:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations	Consolidated
	Year ended December 31, 2017
Net sales:
External customers	$4,657.1	$1,371.5	$1,821.2	$403.9	$—	$8,253.7
Inter-segment	121.9	9.1	4.5	0.5	(136.0)	—
Total net sales	$4,779.0	$1,380.6	$1,825.7	$404.4	$(136.0)	$8,253.7
Cost of goods sold (exclusive of depreciation)	3,706.8	1,143.0	1,411.7	322.7	(136.0)	6,448.2
Gross profit	$1,072.2	$237.6	$414.0	$81.7	$—	$1,805.5
Outbound freight and handling	192.8	37.3	55.7	6.2	—	292.0
Warehousing, selling and administrative	528.3	85.0	220.2	46.8	29.5	909.8
Adjusted EBITDA	$351.1	$115.3	$138.1	$28.7	$(29.5)	$603.7
Other operating expenses, net						49.5
Depreciation						135.0
Amortization						65.4
Interest expense, net						148.0
Loss on extinguishment of debt						3.8
Other expense, net						33.2
Income tax expense						49.0
Net income						$119.8
Total assets	$3,526.8	$2,091.3	$935.1	$237.5	$(1,058.0)	$5,732.7
Property, plant and equipment, net	636.1	147.7	158.0	33.5	27.7	1,003.0
Capital expenditures	47.5	17.1	14.6	2.4	1.1	82.7

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations	Consolidated
	Year ended December 31, 2016
Net sales:
External customers	$4,706.7	$1,261.0	$1,704.2	$401.8	$—	$8,073.7
Inter-segment	104.4	8.3	4.5	—	(117.2)	—
Total net sales	$4,811.1	$1,269.3	$1,708.7	$401.8	$(117.2)	$8,073.7
Cost of goods sold (exclusive of depreciation)	3,769.7	1,047.4	1,324.6	322.1	(117.2)	6,346.6
Gross profit	$1,041.4	$221.9	$384.1	$79.7	$—	$1,727.1
Outbound freight and handling	191.5	34.1	54.9	6.1	—	286.6
Warehousing, selling and administrative	517.5	83.8	210.5	46.8	19.2	877.8
Adjusted EBITDA	$332.4	$104.0	$118.7	$26.8	$(19.2)	$562.7
Other operating expenses, net						104.5
Depreciation						152.3
Amortization						85.6
Impairment charges						133.9
Interest expense, net						159.9
Other expense, net						6.1
Income tax benefit						(11.2)
Net loss						$(68.4)
Total assets	$3,676.8	$1,856.2	$857.4	$211.3	$(1,211.8)	$5,389.9
Property, plant and equipment, net	671.1	148.3	144.8	18.2	37.1	1,019.5
Capital expenditures	56.5	17.4	12.2	2.8	1.2	90.1

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations	Consolidated
	Year ended December 31, 2015
Net sales:
External customers	$5,351.5	$1,376.6	$1,780.1	$473.6	$—	$8,981.8
Inter-segment	112.7	8.6	4.0	0.1	(125.4)	—
Total net sales	$5,464.2	$1,385.2	$1,784.1	$473.7	$(125.4)	$8,981.8
Cost of goods sold (exclusive of depreciation)	4,365.9	1,161.0	1,398.6	382.6	(125.4)	7,182.7
Gross profit	$1,098.3	$224.2	$385.5	$91.1	$—	$1,799.1
Outbound freight and handling	216.9	39.3	59.6	8.8	—	324.6
Warehousing, selling and administrative	492.6	87.8	226.0	54.1	13.9	874.4
Adjusted EBITDA	$388.8	$97.1	$99.9	$28.2	$(13.9)	$600.1
Other operating expenses, net						106.1
Depreciation						136.5
Amortization						88.5
Interest expense, net						207.0
Loss on extinguishment of debt						12.1
Other expense, net						23.2
Income tax expense						10.2
Net income						$16.5
Total assets	$3,962.0	$1,709.7	$947.2	$233.6	$(1,240.1)	$5,612.4
Property, plant and equipment, net	714.9	133.3	167.7	20.3	46.3	1,082.5
Capital expenditures	106.8	16.1	17.2	3.4	1.5	145.0

Business line information
The Company’s net sales from external customers relate to its chemical distribution business. Commodity chemicals and ingredients represent the largest portion of our business by sales and volume. Other sales to external customers primarily relate to services for collecting and arranging for the transportation of hazardous and non-hazardous waste.
Risks and concentrations
No single customer accounted for more than 10% of net sales in any of the years presented.
The Company is exposed to credit loss and loss of liquidity availability if the financial institutions or counterparties issuing us debt securities fail to perform. We minimize exposure to these credit risks by dealing with a diversified group of investment grade financial institutions. We manage credit risk by monitoring the credit ratings and market indicators of credit risk of our lending counterparties. We do not anticipate any non-performance by any of the counterparties.
22. Quarterly financial information (unaudited)
The following tables contain selected unaudited statement of operations information for each quarter of the year ended December 31, 2017 and 2016. The tables include all adjustments, consisting only of normal recurring adjustments, that is necessary for fair presentation of the consolidated financial position and operating results for the quarters presented. Our business is affected by seasonality, which historically has resulted in higher sales volume during our second and third quarter.

Unaudited quarterly results for the year ended December 31, 2017 are as follows:

(in millions, except per share data)	March 31	June 30	September 30	December 31 (1)
Net sales	$1,998.8	$2,247.0	$2,048.7	$1,959.2
Gross profit	439.4	466.4	454.8	444.9
Net income	22.6	31.3	38.9	27.0
Income per share:
Basic and diluted	$0.16	$0.22	$0.28	$0.19
Shares used in computation of income (loss) per share:
Basic	139.4	140.1	140.4	140.7
Diluted	140.8	141.3	141.4	141.8

(1)
Included in the fourth quarter of 2017 was a loss of $3.8 million relating to the annual mark to market adjustment on the defined benefit pension and postretirement plans. Refer to “Note 8: Employee benefit plans” for further information.

Unaudited quarterly results for the year ended December 31, 2016 are as follows:

(in millions, except per share data)	March 31	June 30	September 30 (1)	December 31 (2)
Net sales	$1,999.0	$2,262.5	$1,999.7	$1,812.5
Gross profit	430.3	445.4	438.1	413.3
Net income (loss)	14.0	39.8	(63.0)	(59.2)
Income (loss) per share:
Basic and diluted	$0.10	$0.29	$(0.46)	$(0.43)
Shares used in computation of income (loss) per share:
Basic	137.6	137.6	137.7	138.1
Diluted	137.8	138.1	137.7	138.1

(1)	Included in the third quarter of 2016 was an impairment charge of $133.9 million. Refer to “Note 13: Impairment charges” for further information.

(2)
Included in the fourth quarter of 2016 was a loss of $68.6 million relating to the annual mark to market adjustment on the defined benefit pension and postretirement plans. Refer to “Note 8: Employee benefit plans” for further information.

23. Subsequent events
On January 4, 2018, we completed the acquisition of Kemetyl Industrial Chemicals (“Kemetyl”). Kemetyl is among the leading distributors of chemical products in the Nordic region and provides bulk and specialty chemicals, such as isopropanol, glycols, metal salts, minerals and polyacrylamides, to customers in Sweden and Norway. The addition of Kemetyl will allow Univar to expand its leading position in the pharmaceutical industry.
On January 31, 2018, Juliet Teo resigned from the Company's Board of Directors as the shareholding of Dahlia Investments Pte. Ltd fell below its nomination rights. On February 1, 2018, the Board of Directors appointed Joan Braca as a member of the Board. Joan Braca will be an independent member of the Board's Compensation and Nominating and Corporate Governance Committees.
On February 1, 2018, the Company's Board of Directors announced the appointment of Stephen D. Newlin as Executive Chairman of the Board and David C. Jukes as President and Chief Executive Officer. The Board also announced that it intends to appoint Mr. Jukes a member of the Board. These changes are to become effective May 9, 2018 in conjunction with the Company's annual shareholder meeting.
On February 12, 2018, Univar made an optional $300.0 million early repayment of principal against the $2,277.8 million balance of its Term B Loan due 2024. This early repayment used existing cash balances that were remitted to the U.S. from non-U.S. subsidiary earnings, subject to the newly enacted U.S. Tax Cuts and Jobs Act. It fully satisfies the $142.7 million of 2018 through 2024 scheduled principal amortization payments. This early repayment has no impact on the Company's leverage ratio but is expected to reduce net interest expense by approximately $10.0 million per year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our directors is incorporated by reference from the discussion under the heading “Proposal 1: Election of Directors” to be included in the Proxy Statement. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” to be included in the Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading “Governance of the Company,” and headings “What is the composition of the Board of Directors and how often are members elected?,” “What is the Board’s Leadership Structure?,” “Who are this year’s nominees?,” “What are the committees of the Board?,” “Directors Continuing in Office,” to be included in the Proxy Statement. Information about our Code of Conduct is incorporated by reference from the discussion under the heading “What are the Company’s Corporate Governance Guidelines and Ethics Policies?” to be included in the Proxy Statement. Information regarding our executive officers is presented under the heading “Executive Officers of the Registrant pursuant to Instruction 3 to Regulation S-K, Item 401(b)” to be included in the Proxy Statement and is incorporated herein by reference.
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
A total of approximately 36.0 million shares of Common Stock held by the Equity Investors, who are deemed to be “affiliates” of the Company, have been excluded from the computation of market value of our common stock on the cover page of this Form 10-K. This total represents that portion of the shares reported as beneficially owned by our directors and executive officers as of June 30, 2017 which are actually issued and outstanding.

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
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Refer to the information under the caption entitled “What fees did the Company pay to Ernst & Young LLP for audit and other services for the fiscal years ended December 31, 2017 and to Ernst & Young LLP for audit and other services for the fiscal year 2016?” to be included in the Proxy Statement, all of which information is incorporated herein by reference.

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

4.5	Form of 6.75% Senior Note due 2023 (included in Exhibit 4.4 hereto), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Univar Inc., filed on July 7, 2015.

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

10.12†*	2016 Univar Inc. Management Incentive Plan, incorporated by reference to Exhibit 10.18 to the Form 10-K of Univar Inc. filed on February 28, 2017.

10.13†	Univar Inc. 2011 Stock Incentive Plan, effective as of March 28, 2011, incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1 of Univar Inc., filed on August 14, 2014.

10.14†
Amendment No. 1 to the Univar Inc. 2011 Stock Incentive Plan, dated as of November 30, 2012, incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1 of Univar Inc., filed on August 14, 2014.

10.15†	Form of Employee Stock Option Agreement, incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-1 of Univar Inc., filed on August 14, 2014.

10.16†	Univar USA Inc. Supplemental Valued Investment Plan, dated as of May 29, 2014, incorporated by reference to Exhibit 10.27 to the Form 10-K of Univar Inc., filed on March 3, 2016

10.17†*
First Amendment to the Univar USA Inc. Supplemental Valued Investment Plan, dated as of May 31, 2016, incorporated by reference to Exhibit 10.24 to the Form 10-K of Univar Inc. filed on February 28, 2017.

10.18†*
Second Amendment to the Univar USA Inc. Supplemental Valued Investment Plan, dated as of June 27, 2016, incorporated by reference to Exhibit 10.25 to the Form 10-K of Univar Inc. filed on February 28, 2017.

10.19†	Univar Canada Ltd. Supplemental Benefits Plan, dated as of June 1, 2007, incorporated by reference to Exhibit 10.28 to the Form 10-K of Univar Inc., filed on March 3, 2016.

10.20†
Univar USA Inc. Supplemental Benefits Retirement Plan, dated as of July 1, 2004, incorporated by reference to Exhibit 10.45 to the Registration Statement on Form S-1 of Univar Inc., filed on August 14, 2014.

10.21†	First Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of May 17, 2005, incorporated by reference to Exhibit 10.30 to the Form 10-K of Univar Inc., filed on March 3, 2016.

10.22†	Second Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of August 24, 2006, incorporated by reference to Exhibit 10.31 to the Form 10-K of Univar Inc., filed on March 3, 2016.

10.23†	Third Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of June 11, 2007, incorporated by reference to Exhibit 10.32 to the Form 10-K of Univar Inc., filed on March 3, 2016.

10.24†
Fourth Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of December 6, 2007, incorporated by reference to Exhibit 10.46 to the Registration Statement on Form S-1 of Univar Inc., filed on August 14, 2014.

10.25†	Fifth Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of December 6, 2007, incorporated by reference to Exhibit 10.34 to the Form 10-K of Univar Inc., filed on March 3, 2016.

10.26†	Sixth Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of December 19, 2007, incorporated by reference to Exhibit 10.35 to the Form 10-K of Univar Inc., filed on March 3, 2016.

10.27†	Seventh Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of June 19, 2008, incorporated by reference to Exhibit 10.36 to the Form 10-K of Univar Inc., filed on March 3, 2016.

10.28†	Eighth Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of December 23, 2008, incorporated by reference to Exhibit 10.37 to the Form 10-K of Univar Inc., filed on March 3, 2016.

10.29†	Ninth Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of December 21, 2009, incorporated by reference to Exhibit 10.38 to the Form 10-K of Univar Inc., filed on March 3, 2016.

10.30†	Univar Inc. 2015 Omnibus Equity Incentive Plan is incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 of Univar Inc., filed June 23, 2015.

10.31†
Employment Agreement, dated as of December 8, 2014, by and between Univar Inc. and Carl J. Lukach, incorporated by reference to Exhibit 10.48 to the Registration Statement on Form S-1 of Univar Inc., filed on May 26, 2015.

10.32
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

10.33
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

10.34	Form of Director Indemnification Agreement, incorporated by reference to Exhibit 10.56 to the Registration Statement on Form S-1 of Univar Inc., filed on June 8, 2015.

10.35	Termination Agreement by and among Univar Inc., Univar USA Inc. and Clayton, Dubilier & Rice, LLC, incorporated by reference to Exhibit 10.47 to the Form 10-K of Univar Inc., filed on March 3, 2016.

10.36
Termination Agreement by and among Univar, Inc., Univar USA, Inc., CVC European Equity IV (AB) Limited, CVC European Equity IV (CDE) Limited and CVC Europe Equity Tandem GP Limited, incorporated by reference to Exhibit 10.48 to the Form 10-K of Univar Inc., filed on March 3, 2016.

10.37
Termination Agreement by and among Univar, Inc., Univar USA, Inc., and CVC Capital Partners Advisory Company (Luxembourg) S.à.r.l, incorporated by reference to Exhibit 10.49 to the Form 10-K of Univar Inc., filed on March 3, 2016.

10.38†	2014 Form of Employee Stock Option Agreement, incorporated by reference to Exhibit 10.62 to the Registration Statement on Form S-1 of Univar Inc., filed on May 26, 2015.

10.39†	2014 Form of Employee Restricted Stock Agreement, incorporated by reference to Exhibit 10.63 to the Registration Statement on Form S-1 of Univar Inc., filed on May 26, 2015.

10.40
Stock Purchase Agreement dated June 1, 2015, among Univar Inc., Dahlia Investments Pte. Ltd., and Univar N.V., incorporated by reference to Exhibit 10.65 to the Registration Statement on Form S-1 of Univar Inc., filed on June 8, 2015.

10.41†	Univar Inc. Employee Stock Purchase Plan is incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 of Univar Inc., filed June 23, 2015.

10.42†
Form of Employee Stock Option Agreement for awards granted between June 23, 2015 and February 1, 2017, 2015 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-8 of Univar Inc., filed June 23, 2015.

10.43†
Form of Employee Restricted Stock Unit Agreement for awards granted between June 23, 2015 and February 1, 2017, 2015 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-8 of Univar Inc., filed June 23, 2015.

10.44†
Form of Director Restricted Stock Agreement, 2015 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-8 of Univar Inc., filed June 23, 2015.

10.45†	Employment Agreement, dated May 3, 2016, by and between Univar Inc. and Mr. Newlin incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Univar Inc., filed on May 3, 2016.

10.46†
Employee Restricted Stock Unit Agreement, dated as of May 3, 2016, by and between Univar Inc. and Mr. Newlin, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Univar Inc. filed on May 3, 2016.

10.47†
Amendment to Employee Restricted Stock Unit Agreement, dated December 23, 2016, by and between Univar Inc. and Mr. Newlin, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Univar Inc. filed on December 23, 2016.

10.48†
Employee Restricted Stock Unit Agreement, dated as of January 30, 2016, by and between Univar Inc. and Mr. Newlin, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Univar Inc. filed on January 30, 2016.

10.49†*
Form of Employee Stock Option Agreement for awards granted after February 1, 2017, 2015 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.67 to the Form 10-K of Univar Inc. filed on February 28, 2017.

10.50†*
Form of Employee Restricted Stock Unit Agreement for awards granted after February 1, 2017, 2015 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.68 to the Form 10-K of Univar Inc. filed on February 28, 2017.

10.51†*	Amendment to Employee Restricted Stock Agreement, dated as of February 3, 2014, by and between Univar Inc. and David Jukes.

10.52†*
Form of Employee Stock Option Agreement for awards granted after April 13, 2017, 2015 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q of Univar Inc. filed on May 5, 2017.

10.53†*
Form of Employee Restricted Stock Unit Agreement for awards granted after April 13, 2017, 2015 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q of Univar Inc. filed on May 5, 2017.

10.54†*	Form of Employee Stock Option Agreement, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q of Univar Inc. filed on May 5, 2017.

10.55†*	Form of Employee Restricted Stock Unit Agreement, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q of Univar Inc. filed on May 5, 2017.

10.56†*	Form of Director Restricted Stock Agreement, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to the Form 10-Q of Univar Inc. filed on May 5, 2017.

10.57†*	Univar Inc. 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.6 to the Form 10-Q of Univar Inc. filed on May 5, 2017.

10.58†*	Univar Inc. Executive Annual Bonus Plan, incorporated by reference to Exhibit 10.7 to the Form 10-Q of Univar Inc. filed on May 5, 2017.
10.59†*	Univar Inc. Omnibus Waiver regarding Whistleblower Protections, dated as of May 4, 2017, incorporated by reference to Exhibit 10.8 to the Form 10-Q of Univar Inc. filed on May 5, 2017.

10.60†*	Form of Employee Performance Restricted Stock Unit Agreement, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q of Univar Inc. filed on August 4, 2017.

10.61†*	Employment Agreement, dated as of November 1, 2017, by and between Univar Inc., and David Jukes, incorporated by reference to Exhibit 10.1 to the Form 10-Q of Univar Inc. filed on November 3, 2017.

10.62†*
Offer Letter, dated April 19, 2016, by and between Univar Europe Limited and David Jukes, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Univar Inc., filed April 19, 2016.

10.63†*
Amended Agreement, dated as of April 18, 2016, by and between Univar Europe Limited and David Jukes, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Univar Inc., filed on April 19, 2016.

10.64†*
Employment Agreement, dated as of January 10, 2011, by and between Univar Europe Limited and David Jukes, incorporated by reference to Exhibit 10.53 to Registration Statement on Form S-1 of Univar Inc., filed on May 26, 2015.

10.65†*	Employment Agreement, dated as of August 10, 2009, by and between Univar N.V. and Nicholas Powell.

10.66†*
Offer Letter and Non-Compete, dated as of February 26, 2013 by and between Univar Inc. and George J. Fuller, incorporated by reference to Exhibit 10.28 to the Amended Registration Statement on Forms S-1A of Univar Inc., filed May 26, 2015.

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
Dated February 28, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By: /s/ STEPHEN D. NEWLIN	By: /s/ CARL J. LUKACH
Stephen D. Newlin, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	Carl J. Lukach, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
By: /s/ RHONDA GERMANY BALLINTYN	By: /s/ JOAN BRACA
Rhonda Germany Ballintyn, Director	Joan Braca, Director
By: /s/ MARK J. BYRNE	By: /s/ DANIEL P. DOHENY
Mark J. Byrne, Director	Daniel P. Doheny, Director
By: /s/ RICHARD P. FOX	By: /s/ EDWARD J. MOONEY
Richard P. Fox, Director	Edward J. Mooney, Director
By: /s/ CHRISTOPHER D. PAPPAS	By: /s/ WILLIAM S. STAVROPOULOS
Christopher D. Pappas, Director	William S. Stavropoulos, Lead Director
By: /s/ DAVID H. WASSERMAN	By: /s/ ROBERT L. WOOD
David H. Wasserman, Director	Robert L. Wood, Director