Form 10-Q
period 2018-03-31
Univar Inc.
filed 2018-05-10
CIK 1494319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 30, 2018, 141,301,164 shares of the registrant’s common stock, $0.01 par value, were outstanding.

Univar Inc.
Form 10-Q
For the quarterly period ended March 31, 2018

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

Univar Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

		Three months ended March 31,
(in millions, except per share data)	Note	2018	2017
Net sales		$2,158.0	$1,998.8
Cost of goods sold		1,671.4	1,559.4
Gross profit		$486.6	$439.4
Operating expenses:
Outbound freight and handling		79.3	71.0
Warehousing, selling and administrative		241.0	228.5
Other operating expenses, net	4	13.6	19.8
Depreciation		31.4	35.9
Amortization		13.4	16.7
Total operating expenses		$378.7	$371.9
Operating income		$107.9	$67.5
Other (expense) income:
Interest income		1.2	0.9
Interest expense		(36.1)	(36.7)
Loss on extinguishment of debt		—	(0.8)
Other income (expense), net	6	2.6	(6.7)
Total other expense		$(32.3)	$(43.3)
Income before income taxes		75.6	24.2
Income tax expense	8	10.2	1.6
Net income		$65.4	$22.6
Income per common share:
Basic	9	$0.46	$0.16
Diluted	9	0.46	0.16
Weighted average common shares outstanding:
Basic	9	140.9	139.4
Diluted	9	142.0	140.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

		Three months ended March 31,
(in millions)	Note	2018	2017
Net income		$65.4	$22.6

Other comprehensive income (loss), net of tax:
Impact due to adoption of ASU 2017-12 (1)	10	0.5	—
Foreign currency translation	10	(7.2)	18.2
Derivative financial instruments	10	9.1	—
Total other comprehensive income, net of tax		$2.4	$18.2
Comprehensive income		$67.8	$40.8

(1)	Adjusted due to the adoption of ASU 2017-12 “Targeted Improvements to Accounting for Hedging Activities” on January 1, 2018. Refer to “Note 2: Significant accounting policies” for more information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	Note	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents		$115.9	$467.0
Trade accounts receivable, net		1,288.5	1,062.4
Inventories		921.9	839.5
Prepaid expenses and other current assets		174.6	149.6
Total current assets		$2,500.9	$2,518.5
Property, plant and equipment, net	12	983.8	1,003.0
Goodwill		1,809.2	1,818.4
Intangible assets, net	12	279.0	287.7
Deferred tax assets		30.3	22.8
Other assets		91.1	82.3
Total assets		$5,694.3	$5,732.7
Liabilities and stockholders’ equity
Current liabilities:
Short-term financing	11	$8.5	$13.4
Trade accounts payable		1,011.7	941.7
Current portion of long-term debt	11	20.5	62.0
Accrued compensation		74.6	100.7
Other accrued expenses		330.7	301.6
Total current liabilities		$1,446.0	$1,419.4
Long-term debt	11	2,683.5	2,820.0
Pension and other postretirement benefit liabilities		252.5	257.1
Deferred tax liabilities		45.8	35.4
Other long-term liabilities		100.8	110.7
Total liabilities		$4,528.6	$4,642.6
Stockholders’ equity:
Preferred stock, 200.0 million shares authorized at $0.01 par value with no shares issued or outstanding as of March 31, 2018 and December 31, 2017		$—	$—
Common stock, 2.0 billion shares authorized at $0.01 par value with 141.3 million and 141.1 million shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively		1.4	1.4
Additional paid-in capital		2,308.8	2,301.3
Accumulated deficit		(868.4)	(934.1)
Accumulated other comprehensive loss	10	(276.1)	(278.5)
Total stockholders’ equity		$1,165.7	$1,090.1
Total liabilities and stockholders’ equity		$5,694.3	$5,732.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

		Three months ended March 31,
(in millions)	Note	2018	2017
Operating activities:
Net income		$65.4	$22.6
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization		44.8	52.6
Amortization of deferred financing fees and debt discount		2.0	2.0
Loss on extinguishment of debt		—	0.8
Deferred income taxes		(3.0)	(3.3)
Stock-based compensation expense	4	9.4	6.4
Other		0.4	0.5
Changes in operating assets and liabilities:
Trade accounts receivable, net		(219.4)	(142.4)
Inventories		(80.1)	(66.4)
Prepaid expenses and other current assets		(14.1)	(18.9)
Trade accounts payable		67.3	79.9
Pensions and other postretirement benefit liabilities		(11.6)	(9.0)
Other, net		(0.1)	(1.9)
Net cash used by operating activities		$(139.0)	$(77.1)
Investing activities:
Purchases of property, plant and equipment		$(16.2)	$(20.9)
Purchases of businesses, net of cash acquired		(8.9)	(0.5)
Proceeds from sale of property, plant and equipment		2.2	—
Other		—	(0.3)
Net cash used by investing activities		$(22.9)	$(21.7)
Financing activities:
Proceeds from issuance of long-term debt	11	$141.8	$2,264.0
Payments on long-term debt and capital lease obligations	11	(320.1)	(2,211.5)
Short-term financing, net	11	(6.6)	(5.2)
Financing fees paid		—	(4.4)
Taxes paid related to net share settlements of stock-based compensation awards		(2.7)	(6.0)
Stock option exercises		0.8	23.8
Contingent consideration payments		—	(3.2)
Net cash (used) provided by financing activities		$(186.8)	$57.5
Effect of exchange rate changes on cash and cash equivalents		$(2.4)	$5.5
Net decrease in cash and cash equivalents		(351.1)	(35.8)
Cash and cash equivalents at beginning of period		467.0	336.4
Cash and cash equivalents at end of period		$115.9	$300.6
Supplemental disclosure of cash flow information:
Non-cash activities:
Additions of property, plant and equipment included in trade accounts payable and other accrued expenses		$7.3	$6.7
Additions of property, plant and equipment under a capital lease obligation		6.0	9.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

(in millions)	Common stock (shares)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, December 31, 2016	138.8	$1.4	$2,251.8	$(1,053.4)	$(389.9)	$809.9
Impact due to adoption of ASU, net of tax $0.2 (1)	—	—	0.7	(0.5)	—	0.2
Net income	—	—	—	119.8	—	119.8
Foreign currency translation adjustment, net of tax ($2.1)	—	—	—	—	107.1	107.1
Pension and other postretirement benefits adjustment, net of tax $0.6	—	—	—	—	(2.4)	(2.4)
Derivative financial instruments, net of tax ($4.3)	—	—	—	—	6.7	6.7
Restricted stock units vested	0.8	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.3)	—	(8.5)	—	—	(8.5)
Stock option exercises	1.8	—	36.5	—	—	36.5
Employee stock purchase plan (2)	—	—	1.1	—	—	1.1
Stock-based compensation	—	—	19.7	—	—	19.7
Balance, December 31, 2017	141.1	$1.4	$2,301.3	$(934.1)	$(278.5)	$1,090.1
Impact due to adoption of ASU's, net of tax ($0.3) (3)	—	—	—	0.3	0.5	0.8
Net income	—	—	—	65.4	—	65.4
Foreign currency translation adjustment	—	—	—	—	(7.2)	(7.2)
Derivative financial instruments, net of tax ($3.2)	—	—	—	—	9.1	9.1
Restricted stock units vested	0.2	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.1)	—	(2.7)	—	—	(2.7)
Stock option exercises	0.1	—	0.8	—	—	0.8
Employee stock purchase plan	—	—	—	—	—	—
Stock-based compensation	—	—	9.4	—	—	9.4
Balance, March 31, 2018	141.3	$1.4	$2,308.8	$(868.4)	$(276.1)	$1,165.7

(1)	Adjusted due to the adoption of ASU 2016-09 “Improvement to Employee Share-Based Payment Accounting” on January 1, 2017.

(2)
During November 2016, our Board of Directors approved the Univar Employee Stock Purchase Plan, or ESPP, authorizing the issuances of up to 2.0 million shares of the Company's common stock effective January 1, 2017. The total number of shares issued under the plan for the first two offering periods from January through December 2017 was 39,418 shares.

(3)
Adjusted due to the adoption of ASU 2014-09 “Revenue from Contracts with Customers” and ASU 2017-12 “Targeted Improvements to Accounting for Hedging Activities” on January 1, 2018. Refer to “Note 2: Significant accounting policies” for more information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Notes to Condensed Consolidated Financial Statements
As of March 31, 2018 and
For the Three Month Periods Ended March 31, 2018 and 2017
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

2. Significant accounting policies
Basis of presentation
The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) as applicable to interim financial reporting. Unless otherwise indicated, all financial data presented in these condensed consolidated financial statements are expressed in US dollars. These condensed consolidated financial statements, in the Company’s opinion, include all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, comprehensive income, cash flows and changes in stockholders’ equity. The results of operations for the periods presented are not necessarily indicative of the operating results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Recently issued and adopted accounting pronouncements
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606). On January 1, 2018, the Company adopted the new accounting standard Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
In August 2017, the FASB issued ASU 2017-12 “Derivatives and Hedging“ (Topic 815) - “Targeted Improvements to Accounting for Hedging Activities.” The ASU better aligns hedge accounting with the Company’s risk management activities, simplifies the application of hedge accounting, and improves transparency as to the scope and results of hedging programs. The Company early adopted the new pronouncement effective January 1, 2018, as allowed, using the modified retrospective approach by recognizing the cumulative effect of initially applying the new pronouncement as an adjustment to the opening balance of accumulated deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The cumulative effect of the changes made to our January 1, 2018 condensed consolidated balance sheet for the adoption of ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606) and ASU 2017-12 “Derivatives and Hedging” (Topic 815) - “Targeted Improvements to Accounting for Hedging Activities” is as follows:

(in millions)	Balance at December 31, 2017	Adjustments due to ASU 2014-09	Adjustments due to ASU 2017-12	Balance at January 1, 2018
Assets
Trade accounts receivable, net	$1,062.4	$41.3	$—	$1,103.7
Inventories	839.5	(2.1)	—	837.4
Prepaid expenses and other current assets	149.6	1.8	—	151.4
Liabilities
Trade accounts payable	$941.7	$7.0	$—	$948.7
Other accrued expenses	301.6	33.2	—	334.8
Equity
Accumulated deficit	$(934.1)	$0.8	$(0.5)	$(933.8)
Accumulated other comprehensive loss	(278.5)	—	0.5	(278.0)
The following tables summarize the impact of adopting the new revenue standard upon the Company’s condensed consolidated balance sheet and statement of operations as of and for the quarter ended March 31, 2018:

	Three months ended March 31, 2018
(in millions)	As reported	Balances without adoption of ASC 606	Effect of change higher/(lower)

Net sales	$2,158.0	$2,151.7	$6.3
Cost of goods sold	1,671.4	1,665.5	5.9
Gross profit	$486.6	$486.2	$0.4

Income tax expense	$10.2	$10.1	$0.1
Net income	65.4	65.1	0.3

	March 31, 2018
(in millions)	As reported	Balances without adoption of ASC 606	Effect of change higher/(lower)
Assets
Trade accounts receivable, net	$1,288.5	$1,240.2	$48.3
Inventories	921.9	930.3	(8.4)
Prepaid expenses and other current assets	174.6	165.8	8.8
Liabilities
Trade accounts payable	$1,011.7	$997.8	$13.9
Other accrued expenses	330.7	297.0	33.7
Equity
Accumulated deficit	$(868.4)	$(869.5)	$1.1
In March 2017, the FASB issued ASU 2017-07 “Compensation - Retirement Benefits” (Topic 715) - “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” On January 1, 2018, the Company adopted the amendments to ASC 715 that improves the presentation of net periodic pension and postretirement benefit costs, by separating the presentation of service costs from other components of net periodic costs. The interest cost, expected return on assets, and amortization of prior service costs have been reclassified from warehousing, selling, and administrative expenses to other expense, net. The mark to market, curtailment, and settlement expenses have been reclassified from other operating expenses, net to other expense, net.
The effect of the retrospective presentation change related to the net periodic cost of our defined benefit pension and other postretirement employee benefits (“OPEB”) plans on our consolidated income statement was as follows:

	Three months ended March 31, 2017
(in millions)	As revised	Previously reported	Effect of change higher/(lower)

Warehousing, selling and administrative	$228.5	$226.1	$2.4
Other income (expense), net	(6.7)	(9.1)	(2.4)
In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows” (Topic 230) - “Classification of Certain Cash Receipts and Cash Payments.” The ASU clarifies and provides specific guidance on eight cash flow classification issues that were not currently addressed by the previous guidance. The Company adopted the ASU as of January 1, 2018 and accordingly restated the condensed consolidated statement of cash flows for the three months ended March 31, 2017 to conform with the current period presentation under this new guidance. As a result of the adoption, the Company reclassified $3.2 million of cash outflows previously reported as operating activities to financing activities within the condensed consolidated statement of cash flows related to contingent consideration payments for the three months ended March 31, 2017.
The Company also adopted the following standards during 2018, none of which had a material impact to the financial statements or financial statement disclosures:

Standard		Effective date

2017-09	Compensation - Stock Compensation - Scope of Modification Accounting	January 1, 2018
2017-04	Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment	January 1, 2018
2017-01	Business Combinations - Clarifying the Definition of a Business	January 1, 2018
2016-18	Statement of Cash Flows - Restricted Cash	January 1, 2018
2016-16	Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory	January 1, 2018
2016-01	Financial Instrument - Recognition and Measurement of Financial Assets and Financial Liabilities	January 1, 2018
Accounting pronouncements issued and not yet adopted
In February 2016, the FASB issued ASU 2016-02 “Leases” (Topic 842), which supersedes the lease recognition requirements in ASC Topic 840, “Leases.” The core principal of the guidance is that an entity should recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years. Early adoption is permitted. The guidance is to be applied using a modified retrospective transition method with the option to elect a package of practical expedients. The Company has established a project team who has completed the initial scoping and has begun implementing a software solution to comply with the new standard's reporting and disclosure requirements. The Company is also in the process of identifying changes to processes and controls. Upon adoption of this standard, the Company expects the condensed consolidated balance sheet to include a right of use asset and liability related to certain operating lease arrangements.
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses” (Topic 326) - “Measurement of Credit Losses on Financial Instruments.” The ASU requires entities to use a Current Expected Credit Loss model, which is a new impairment model based on expected losses rather than incurred losses. Under the model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The entity’s estimate would consider relevant information about past events, current conditions and reasonable and supportable forecasts, which will result in recognition of lifetime expected credit losses upon initial recognition of the related assets. This guidance will be effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years. The Company expects to adopt this guidance when effective, and does not expect the guidance to have a significant impact to the condensed consolidated financial statements when adopted on January 1, 2020.
In January 2018, the FASB issued ASU 2018-02 “Income Statement - Reporting Comprehensive Income” (Topic 220)  “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“AOCI”), which gives entities the option to reclassify certain tax effects, that the FASB refers to as having been stranded, resulting from the Tax Cuts and Jobs Act from AOCI to retained earnings. The new guidance may be applied retrospectively to each period in which the effect of the Tax Cuts and Jobs Act is recognized, or in the period of adoption. The Company must adopt this guidance for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating early adoption of this guidance, and is currently determining the impact to the Company's reported accumulated deficit and accumulated other comprehensive loss line items within the condensed consolidated balance sheet.
3. Revenue
On January 1, 2018, the Company adopted the new revenue standard using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue standard, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting under ASC Topic 605. The Company recorded a net decrease to the opening accumulated deficit of $0.8 million as of January 1, 2018 due to the cumulative impact of adopting the new revenue standard.
The Company disaggregates revenues from contracts with customers by both geographic segments and revenue contract types. Geographic reportable segmentation is pertinent to understanding Univar’s revenues, as it aligns to how the Company reviews the financial performance of its operations. Revenue contract types are differentiated by the type of good or service Univar offers customers, since the contractual terms necessary for revenue recognition are unique to each of the identified revenue contract types.
The following table disaggregates external customer net sales by major stream:

(in millions)	USA	Canada	EMEA	Rest of World	Consolidated
	Three Months Ended March 31, 2018
Chemical Distribution	$1,160.8	$232.0	$538.4	$99.9	$2,031.1
Crop Sciences	—	69.4	—	—	69.4
Services	43.6	12.0	0.2	1.7	57.5
Total external customer net sales	$1,204.4	$313.4	$538.6	$101.6	$2,158.0
Revenue is recognized when performance obligations under the terms of the contract are satisfied, which generally occurs when goods or services are transferred to a customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Payment terms and conditions vary by regions where the Company performs business and contract types. The term between invoicing and when payment is due is generally one year or less. As of March 31, 2018, none of the Company's contracts contained a significant financing component.
Chemical Distribution
The Company generates revenue when control is transferred for products provided to customers. Certain customers may receive discounts off the transaction price, primarily due to price and volume incentives, or return product for non-conformance, which are accounted for as variable consideration. The Company estimates the change in the transaction price that is expected to be provided to customers based on historical experience, which impacts revenues recognized.
Crop Sciences
The Company generates revenue when control is transferred for products provided to customers. The amount of consideration recorded varies due to price movements and rights granted to customers to return product. Customer payment terms often extend through a growing season, which may be up to six months.
Transaction prices may move during an agricultural growing season and changes may affect the amount of consideration the Company will receive. Transaction prices are also affected by special offers or volume discounts. The Company estimates the expected changes in the transaction price based on the combination of historical experience and the impact of weather on the current agriculture season. The adjustments to the transaction price are recognized as variable consideration and impacts revenues recognized.
When customers are provided rights to return eligible products, the Company estimates the expected returns based on the combination of historical experience and the impact of weather on the current agriculture season, which impacts the revenues recognized.
Services
The Company generates revenue from services as they are performed and economic value is transferred to customers. Univar's services provided to customers are primarily related to waste management services and warehousing services. Waste management services are primarily related to plant maintenance, environmental contracting, environmental consulting and the collection and disposal of both hazardous and non-hazardous waste products. Warehousing services is primarily inclusive of blending, warehousing, logistics and distribution services for customers. Waste management and warehousing services are recognized over time as the performance obligations are satisfied.
Costs to obtain or fulfill contracts with customers
Univar expenses costs to obtain contracts when the contract term and benefit period is expected to be one year or less. Contract costs where the contract term and benefit period is expected to be more than a year are capitalized and amortized over the performance obligation period. Capitalized contract costs of $0.8 million and $2.0 million are included in other current assets and other assets as of March 31, 2018.
Deferred revenue
Deferred revenues are recognized as a contract liability when customers have provided Univar with consideration prior to the Company satisfying a performance obligation. The following table provides information pertaining to the deferred revenue balance and account activity:

(in millions)
Deferred revenue as of January 1, 2018	$100.9
Deferred revenue as of March 31, 2018	80.5
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	49.5
The deferred revenue balances are all expected to have a duration of one year or less and are recorded within the other accrued expenses line item of the condensed consolidated balance sheet.

4. Other operating expenses, net
Other operating expenses, net consisted of the following activity:

	Three months ended March 31,
(in millions)	2018	2017
Stock-based compensation expense	$9.4	$6.4
Restructuring charges	0.5	1.7
Other employee termination costs	2.4	1.7
Business transformation costs	—	9.1
Acquisition and integration related expenses	0.4	0.2
Other	0.9	0.7
Total other operating expenses, net	$13.6	$19.8

5. Restructuring charges
Restructuring charges relate to the implementation of several regional strategic initiatives aimed at streamlining the Company’s cost structure and improving its operations. These actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. The following table presents cost information related to restructuring plans that have not been completed as of March 31, 2018 and does not contain any estimates for plans that may be developed and implemented in future periods.

(in millions)	USA	Canada	EMEA	ROW	Other	Total
Anticipated total costs
Employee termination costs	$16.5	$5.8	$22.5	$6.2	$5.8	$56.8
Facility exit costs	24.1	—	3.7	0.2	—	28.0
Other exit costs	1.7	—	6.7	0.1	0.8	9.3
Total	$42.3	$5.8	$32.9	$6.5	$6.6	$94.1

Incurred to date costs
Inception of plans through March 31, 2018
Employee termination costs	$16.5	$5.8	$22.5	$6.2	$5.8	$56.8
Facility exit costs	22.4	—	3.7	0.2	—	26.3
Other exit costs	1.7	—	6.7	0.1	0.8	9.3
Total	$40.6	$5.8	$32.9	$6.5	$6.6	$92.4

Inception of plans through December 31, 2017
Employee termination costs	$16.5	$5.7	$22.5	$6.2	$5.8	$56.7
Facility exit costs	22.2	—	3.7	0.2	—	26.1
Other exit costs	1.7	—	6.6	—	0.8	9.1
Total	$40.4	$5.7	$32.8	$6.4	$6.6	$91.9

The following table summarizes activity related to accrued liabilities associated with restructuring:

(in millions)	January 1, 2018	Charge to earnings	Cash paid	Non-cash and other	March 31, 2018
Employee termination costs	$3.0	$0.1	$(0.9)	$0.1	$2.3
Facility exit costs	10.2	0.2	(1.1)	—	9.3
Other exit costs	(0.5)	0.2	(0.2)	—	(0.5)
Total	$12.7	$0.5	$(2.2)	$0.1	$11.1

(in millions)	January 1, 2017	Charge to earnings	Cash paid	Non-cash and other	December 31, 2017
Employee termination costs	$6.9	$2.9	$(7.2)	$0.4	$3.0
Facility exit costs	13.2	2.8	(5.5)	(0.3)	10.2
Other exit costs	—	(0.2)	(0.3)	—	(0.5)
Total	$20.1	$5.5	$(13.0)	$0.1	$12.7

Restructuring liabilities of $5.1 million and $5.8 million were classified as current in other accrued expenses in the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively. The long-term portion of restructuring liabilities of $6.0 million and $6.9 million were recorded in other long-term liabilities in the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively, and primarily consists of facility exit costs that are expected to be paid within the next five years.
While the Company believes the recorded restructuring liabilities are adequate, revisions to current estimates may be recorded in future periods based on new information as it becomes available.

6. Other income (expense), net
Other income (expense), net consisted of the following gains (losses):

	Three months ended March 31,
(in millions)	2018	2017
Foreign currency transactions	$(0.1)	$(2.1)
Foreign currency denominated loans revaluation	1.2	(3.0)
Undesignated foreign currency derivative instruments (1)	(1.3)	1.0
Debt amendment costs	—	(4.2)
Non-operating retirement benefits (2)	3.5	2.4
Other	(0.7)	(0.8)
Total other income (expense), net	$2.6	$(6.7)

(1)	Refer to “Note 14: Derivatives” for more information.

(2)	Refer to “Note 7: Employee benefit plans” for more information.
7. Employee benefit plans
The following table summarizes the components of net periodic benefit recognized in the condensed consolidated statements of operations:

	Domestic - Defined Benefit Pension Plans		Foreign - Defined Benefit Pension Plans
	Three months ended March 31,		Three months ended March 31,
(in millions)	2018	2017	2018	2017
Service cost (1)	$—	$—	$0.7	$0.6
Interest cost (2)	6.8	7.7	4.0	3.9
Expected return on plan assets (2)	(7.8)	(7.7)	(6.5)	(6.3)
Net periodic benefit	$(1.0)	$—	$(1.8)	$(1.8)

(1)	Service cost is included in warehouse, selling and administrative expenses.

(2)	These amounts are included in other income (expense), net.

8. Income taxes
The income tax expense for the three months ended March 31, 2018 was $10.2 million, resulting in an effective tax rate of 13.5%. The Company’s effective tax rate for the three month period ended March 31, 2018 was lower than the US federal statutory rate of 21.0% primarily due to discrete tax benefits of a $9.0 million release of valuation allowance on certain foreign tax attributes and a $2.7 million recognition of previously unrecognized tax benefits due to a statute of limitation expiration. Without consideration of the $12.3 million discrete benefits in the period, the Company's estimated effective annual tax rate was 29.5%, which is higher than the US federal rate of 21.0% due to state income taxes, foreign rate differential, and the overall impact of the new provisions of the Tax Cuts and Jobs Act (discussed below).
The income tax expense for the three months ended March 31, 2017 was $1.6 million, resulting in an effective tax rate of 6.6%. The Company’s effective tax rate for three months ended March 31, 2017 was lower than the US federal statutory rate of 35.0% primarily due to the mix of earnings in multiple jurisdictions, non-taxable interest income and the release of a valuation allowance on certain foreign tax attributes. Included in the $1.6 million expense for March 31, 2017 was $2.2 million benefit related to excess tax benefits from equity compensation now reported as a discrete item on the quarter due to the Company's adoption of ASU 2016-09.
Impacts of the Tax Cuts and Jobs Act
On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”) was signed into law. The Tax Act contains significant changes to corporate taxation. Beginning in 2018, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions become effective. The GILTI provisions require the Company to include in its US income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets.

The BEAT provisions in the Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate the provision of the Tax Act and the application of ASC 740. Under US GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future US inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a Company’s measurement of its deferred taxes (the “deferred method”). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future US inclusions in taxable income related to GILTI. This determination depends not only on the Company’s current structure and estimated future results of global operations but also on the Company’s intent and ability to reasonably estimate the effect of this provision of the Tax Act. As the Company is still evaluating the impact of the Tax Act, no accounting policy election has been made yet regarding which method the Company will utilize for GILTI.
Based on the existing legislative guidance and interpretation, the Company has provisionally estimated the impact on the tax provision of the GILTI inclusion, offset by the related foreign tax credit, and expects that the annual effective tax rate will increase by approximately 3.8%. The Company does not expect it will be subject to BEAT in 2018.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. As a result of the Tax Act, the Company recorded provisional amounts in 2017 including a one-time repatriation tax of $76.5 million, $47.6 million of foreign tax credits, of which $34.0 million was recorded as a deferred tax asset, net of a valuation allowance. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. The accounting is expected to be complete within the measurement period of one year from December 22, 2017.

9. Earnings per share
The following table presents the basic and diluted earnings per share computations:

	Three months ended March 31,
(in millions, except per share data)	2018	2017
Basic:
Net income	$65.4	$22.6
Less: earnings allocated to participating securities	0.1	—
Earnings allocated to common shares outstanding	$65.3	$22.6
Weighted average common shares outstanding	140.9	139.4
Basic income per common share	$0.46	$0.16
Diluted:
Net income	$65.4	$22.6
Less: earnings allocated to participating securities	—	—
Earnings allocated to common shares outstanding	$65.4	$22.6
Weighted average common shares outstanding	140.9	139.4
Effect of dilutive securities: stock compensation plans (1)	1.1	1.4
Weighted average common shares outstanding – diluted	142.0	140.8
Diluted income per common share	$0.46	$0.16

(1)
Stock options to purchase 0.6 million shares of common stock were outstanding during the three months ended March 31, 2018 and 2017, but were not included in the calculation of diluted income per share as the impact of these stock options would have been anti-dilutive.

10. Accumulated other comprehensive loss
The following tables present the changes in accumulated other comprehensive loss by component, net of tax:

(in millions)	Cash flow hedges	Defined benefit pension items	Currency translation items	Total
Balance as of December 31, 2017	$6.7	$(1.2)	$(284.0)	$(278.5)
Impact due to adoption of ASU 2017-12 (1)	0.5	—	—	0.5
Other comprehensive income (loss) before reclassifications	9.1	—	(7.2)	1.9
Net current period other comprehensive income (loss)	$9.6	$—	$(7.2)	$2.4
Balance as of March 31, 2018	$16.3	$(1.2)	$(291.2)	$(276.1)

Balance as of December 31, 2016	$—	$1.2	$(391.1)	$(389.9)
Other comprehensive income before reclassifications	—	—	18.2	18.2
Net current period other comprehensive income (loss)	$—	$—	$18.2	$18.2
Balance as of March 31, 2017	$—	$1.2	$(372.9)	$(371.7)

(1)	Adjusted due to the adoption of ASU 2017-12 “Targeted Improvements to Accounting for Hedging Activities” on January 1, 2018. Refer to “Note 2: Significant accounting policies” for more information.
Foreign currency gains and losses relating to intercompany borrowings that are considered a part of the Company’s investment in a foreign subsidiary are reflected in accumulated other comprehensive loss. There were no foreign currency gains and losses related to such intercompany borrowings for the three month period ended March 31, 2018. Total foreign currency gains related to such intercompany borrowings were $0.5 million for the three month period ended March 31, 2017.

11. Debt
Short-term financing
Short-term financing consisted of the following:

(in millions)	March 31, 2018	December 31, 2017
Amounts drawn under credit facilities	$6.9	$9.1
Bank overdrafts	1.6	4.3
Total short-term financing	$8.5	$13.4
As of March 31, 2018 and December 31, 2017, the Company had $147.2 million and $147.0 million in outstanding letters of credit and guarantees, respectively.

Long-term debt
Long-term debt consisted of the following:

(in millions)	March 31, 2018	December 31, 2017
Senior Term Loan Facilities:
Term B Loan due 2024, variable interest rate of 4.38% and 4.07% at March 31, 2018 and December 31, 2017, respectively	$1,977.8	$2,277.8
Asset Backed Loan (ABL) Facilities:
North American ABL Facility due 2020, variable interest rate of 3.38% and 5.00% at March 31, 2018 and December 31, 2017, respectively	296.6	155.0
North American ABL Term Loan due 2018, fully paid off at March 31, 2018 and variable interest rate of 4.44% at December 31, 2017	—	16.7
Senior Unsecured Notes:
Senior Unsecured Notes due 2023, fixed interest rate of 6.75% at March 31, 2018 and December 31, 2017	399.5	399.5
Capital lease obligations	56.8	60.9
Total long-term debt before discount	$2,730.7	$2,909.9
Less: unamortized debt issuance costs and discount on debt	(26.7)	(27.9)
Total long-term debt	$2,704.0	$2,882.0
Less: current maturities	(20.5)	(62.0)
Total long-term debt, excluding current maturities	$2,683.5	$2,820.0

The weighted average interest rate on long-term debt was 4.17% and 4.50% as of March 31, 2018 and December 31, 2017, respectively.
On February 12, 2018, Univar made an optional $300.0 million early repayment of principal against the $2,277.8 million balance of its Term B Loan due 2024. This early repayment used existing cash balances that were remitted to the US from non-US subsidiary earnings, subject to the newly enacted US Tax Cuts and Jobs Act.

12. Supplemental balance sheet information
Property, plant and equipment, net

(in millions)	March 31, 2018	December 31, 2017
Property, plant and equipment, at cost	$1,923.9	$1,930.2
Less: accumulated depreciation	(940.1)	(927.2)
Property, plant and equipment, net	$983.8	$1,003.0
Capital lease assets, net
Included within property, plant and equipment, net are assets related to capital leases where the Company is the lessee. The below table summarizes the cost and accumulated depreciation related to these assets:

(in millions)	March 31, 2018	December 31, 2017
Capital lease assets, at cost	$83.8	$86.0
Less: accumulated depreciation	(28.9)	(27.0)
Capital lease assets, net	$54.9	$59.0

Intangible assets, net
The gross carrying amounts and accumulated amortization of the Company’s intangible assets were as follows:

	March 31, 2018			December 31, 2017
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships	$852.5	$(593.0)	$259.5	$853.5	$(582.1)	$271.4
Other	182.8	(163.3)	19.5	177.8	(161.5)	16.3
Total intangible assets	$1,035.3	$(756.3)	$279.0	$1,031.3	$(743.6)	$287.7
Other intangible assets consist of intellectual property trademarks, trade names, supplier relationships, non-compete agreements and exclusive distribution rights.
Other accrued expenses
Other accrued expenses that were greater than five percent of total current liabilities consisted of customer prepayments and deposits, which were $91.4 million and $97.7 million as of March 31, 2018 and December 31, 2017, respectively.

13. Fair value measurements
Items measured at fair value on a recurring basis
The following table presents the Company’s gross assets and liabilities measured on a recurring basis:

	Level 2		Level 3
(in millions)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Financial current assets:
Forward currency contracts	$0.3	$0.3	$—	$—
Interest rate swap contracts	10.8	1.2	—	—
Financial non-current assets:
Interest rate swap contracts	13.2	10.6	—	—
Financial current liabilities:
Forward currency contracts	0.3	0.4	—	—
Contingent consideration	—	—	0.3	—
Financial non-current liabilities:
Contingent consideration	—	—	0.3	0.4
The net amounts by legal entity related to forward currency contracts included in prepaid and other current assets were $0.2 million and $0.2 million as of March 31, 2018 and December 31, 2017, respectively. The net amounts related to foreign currency contracts included in other accrued expenses were $0.2 million and $0.3 million as of March 31, 2018 and December 31, 2017, respectively.
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

(in millions)	Contingent Consideration
Fair value as of December 31, 2017	$0.4
Fair value adjustments	0.2
Fair value as of March 31, 2018	$0.6

The change in the fair value and payments related to the contingent consideration are recorded in the other, net line item of the operating activities within the condensed consolidated statement of cash flows.
Financial instruments not carried at fair value
The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	March 31, 2018		December 31, 2017
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt including current portion (Level 2)	$2,704.0	$2,760.6	$2,882.0	$2,939.7
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
At March 31, 2018, the Company had interest rate swap contracts with a total notional amount of $2.0 billion whereby a fixed rate of interest (weighted-average of 1.70%) is paid and a variable rate of interest (three-month LIBOR) is received as calculated on the notional amount.
As of July 6, 2017, the Company designated the interest rate swaps as a cash flow hedge in an effort to reduce the mark-to-market volatility recognized within the condensed consolidated statement of operations. As of March 31, 2018, the interest rate swaps held by the Company continue to qualify for hedge accounting. Prior to the hedge accounting designation, changes in fair value of the interest rate swap contracts were recognized directly in other income (expense), net in the condensed consolidated statement of operations. Refer to “Note 6: Other income (expense), net” for additional information. With the adoption of ASU 2017-12, the Company recognizes the changes in fair value of the interest rate swap contracts, whether it is due to effectiveness or ineffectiveness, in other comprehensive income and subsequently is reclassified to the income statement when the hedged item impacts earnings.
During the three months ended March 31, 2018, there were no gains or losses on our interest rate swap contracts that were reclassified to interest expense in the condensed consolidated statement of operations. As of March 31, 2018, we estimate that $10.8 million of derivative gains included in accumulated other comprehensive loss will be reclassified into the condensed consolidated statement of operations within the next 12 months. The activity related to our cash flow hedges is included in “Note 10: Accumulated other comprehensive loss.”
The fair value of interest rate swaps is recorded either in prepaids and other current assets, other assets, other accrued expenses or other long-term liabilities in the condensed consolidated balance sheets. As of March 31, 2018 and December 31, 2017, a current asset of $10.8 million and $1.2 million was included in other current assets, respectively. As of March 31, 2018 and December 31, 2017, a non-current asset of $13.2 million and $10.6 million was included in other assets, respectively.
Foreign currency derivatives
The Company uses forward currency contracts to hedge earnings from the effects of foreign exchange relating to certain of the Company’s monetary assets and liabilities denominated in a foreign currency. These derivative instruments are not formally designated as hedges by the Company and the terms of these instruments range from one to three months. Forward currency contracts are recorded at fair value in either prepaid expenses and other current assets or other accrued expenses in the condensed consolidated balance sheet, reflecting their short-term nature. The fair value adjustments and gains and losses are included in other income (expense), net within the condensed consolidated statements of operations. Refer to “Note 6: Other income (expense), net” for more information. The total notional amount of undesignated forward currency contracts were $130.6 million and $134.0 million as of March 31, 2018 and December 31, 2017, respectively.

Cash flows associated with derivative financial instruments are recognized in the operating section of the condensed consolidated statement of cash flows.
15. Business combinations
2018 Acquisitions
Acquisition of Kemetyl Industrial Chemicals
On January 4, 2018, the Company completed an acquisition of 100% of the equity interest in Kemetyl Norge Industri AS (“Kemetyl”) as well as a definitive asset purchase agreement with Kemetyl Aktiebolag. Kemetyl is among the leading distributors of chemical products in the Nordic region and provides bulk and specialty chemicals, such as isopropanol, glycols, metal salts, minerals and polyacrylamides, to customers in Sweden and Norway. The addition of Kemetyl will allow Univar to expand its leading position in the pharmaceutical industry.
The purchase price of these acquisitions was $8.9 million (net of cash acquired of $0.7 million). The purchase price allocation includes goodwill of $5.3 million and intangibles of $3.7 million. The operating results subsequent to the acquisition date did not have a significant impact on the consolidated financial statement of the Company. The initial accounting for these acquisitions has only been preliminarily determined, and is subject to final working capital adjustments and valuations of intangible assets and property, plant and equipment.
2017 Acquisitions
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
The purchase price of the 2017 acquisitions was $23.9 million (net of cash acquired of $0.2 million). The purchase price allocation includes goodwill of $0.8 million and intangibles of $5.3 million. The operating results subsequent to the acquisition dates did not have a significant impact on the consolidated financial statement of the Company. The initial accounting for these acquisitions has only been preliminarily determined, and is subject to final settlement of the working capital and other purchase agreement adjustments.
Purchase price adjustments on prior year acquisitions resulted in a decrease of $3.4 million to goodwill recorded in 2018. The adjustments were primarily attributable to additional prepaid expenses and other current assets of $2.6 million and $1.1 million increase in the value allocated to intangible assets.

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
The Company is subject to liabilities from claims alleging personal injury from exposure to asbestos. The claims result primarily from an indemnification obligation related to Univar USA Inc.’s (“Univar”) 1986 purchase of McKesson Chemical Company from McKesson Corporation (“McKesson”). Univar is also a defendant in a small number of asbestos claims. As of March 31, 2018, there were fewer than 245 asbestos-related claims for which the Company has liability for defense and indemnity pursuant to the indemnification obligation. The volume of such cases has decreased in recent quarters. Historically, the vast majority of the claims against both McKesson and Univar have been dismissed without payment. The Company does incur costs in defending these claims. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of these matters will have a material effect on its overall financial position, results of operations or cash flows. However, the Company cannot predict the outcome of any present or future claims or litigation and adverse developments could negatively impact earnings or cash flows in a particular future period.
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
In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; changes in the scope of remediation; the interpretation, application and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of the Company’s involvement at various sites for which the Company is allegedly associated. The level of annual expenditures for remedial, monitoring and investigatory activities will change in the future as major components of planned remediation activities are completed and the scope, timing and costs of existing activities are changed. Project lives, and therefore cash flows, range from 1 to 30 years, depending on the specific site and type of remediation project.
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
Changes in total environmental liabilities are as follows:

	Three months ended March 31,
(in millions)	2018	2017
Environmental liabilities at beginning of period	$89.2	$95.8
Revised obligation estimates	2.2	3.1
Environmental payments	(4.8)	(5.3)
Foreign exchange	0.1	0.1
Environmental liabilities at end of period	$86.7	$93.7
Environmental liabilities of $28.7 million and $29.1 million were classified as current in other accrued expenses in the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively. The long-term portion of environmental liabilities is recorded in other long-term liabilities in the condensed consolidated balance sheets.
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

in the amount of approximately $84.0 million. Univar USA Inc. responded to CBP that the proposed penalty was not justified. On October 1, 2014, the CBP issued a penalty notice to Univar USA Inc. for $84.0 million and has reaffirmed this penalty notice. On August 6, 2015, the DOJ filed a complaint on CBP’s behalf against Univar USA Inc. in the Court of International Trade seeking approximately $84.0 million in allegedly unpaid duties and penalties, plus interest. The Company continues to defend this matter vigorously. Discovery has largely concluded and dispositive motion is pending. Univar USA Inc. has not recorded a liability related to this investigation as the Company believes a loss is not probable. Although the Company believes its position is strong, it cannot guarantee the outcome of this or other litigation.
17. Segments
Management monitors the operating results of its operating segments separately for the purpose of making decisions about resource allocation and performance assessment. Management evaluates performance on the basis of Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net income, plus the sum of: interest expense, net of interest income; income tax expense; depreciation; amortization; loss on extinguishment of debt; other operating expenses, net; and other income (expense), net.
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
Financial information for the Company’s segments is as follows:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Three Months Ended March 31, 2018
Net sales:
External customers	$1,204.4	$313.4	$538.6	$101.6	$—	$2,158.0
Inter-segment	35.1	2.0	1.4	0.1	(38.6)	—
Total net sales	$1,239.5	$315.4	$540.0	$101.7	$(38.6)	$2,158.0
Cost of goods sold	960.6	253.0	416.0	80.4	(38.6)	1,671.4
Gross profit	$278.9	$62.4	$124.0	$21.3	$—	$486.6
Outbound freight and handling	49.9	10.4	17.0	2.0	—	79.3
Warehousing, selling and administrative	137.8	22.5	62.3	11.5	6.9	241.0
Adjusted EBITDA	$91.2	$29.5	$44.7	$7.8	$(6.9)	$166.3
Other operating expenses, net						13.6
Depreciation						31.4
Amortization						13.4
Interest expense, net						34.9
Other income, net						(2.6)
Income tax expense						10.2
Net income						$65.4
Total assets	$3,356.1	$1,821.5	$1,034.0	$247.4	$(764.7)	$5,694.3

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Three Months Ended March 31, 2017
Net sales:
External customers	$1,150.9	$307.3	$439.7	$100.9	$—	$1,998.8
Inter-segment	31.2	1.8	1.3	0.1	(34.4)	—
Total net sales	$1,182.1	$309.1	$441.0	$101.0	$(34.4)	$1,998.8
Cost of goods sold	919.2	253.3	339.2	82.1	(34.4)	1,559.4
Gross profit	$262.9	$55.8	$101.8	$18.9	$—	$439.4
Outbound freight and handling	46.8	9.2	13.4	1.6	—	71.0
Warehousing, selling and administrative	134.8	22.0	54.7	10.6	6.4	228.5
Adjusted EBITDA	$81.3	$24.6	$33.7	$6.7	$(6.4)	$139.9
Other operating expenses, net						19.8
Depreciation						35.9
Amortization						16.7
Interest expense, net						35.8
Loss on extinguishment of debt						0.8
Other expense, net						6.7
Income tax expense						1.6
Net income						$22.6
Total assets	$3,640.2	$1,975.5	$908.2	$227.9	$(1,155.8)	$5,596.0

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
We monitor the results of our operating segments separately for the purposes of making decisions about resource allocation and performance assessment. We evaluate performance on the basis of Adjusted EBITDA, which we define as our consolidated net income, plus the sum of interest expense, net of interest income, income tax expense, depreciation, amortization, loss on extinguishment of debt, other operating expenses, net (which primarily consists of acquisition and integration related expenses, employee stock-based compensation expense, restructuring charges, other employee termination costs, business optimization, and other unusual or non-recurring expenses) and other income (expense), net (which consists of gains and losses on foreign currency transactions and undesignated derivative instruments, debt refinancing costs, non-operating retirement benefits, and other non-operating activity). We believe that Adjusted EBITDA is an important indicator of operating performance because:

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
The following is management’s discussion and analysis of the financial condition and results of operations for the three months ended March 31, 2018 as compared to the corresponding period in the prior year. This discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, set forth in this report under “Financial Statements” and our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations
The following tables set forth, for the periods indicated, certain statements of operations data first on the basis of reported data and then as a percentage of total net sales for the relevant period.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

	Three Months Ended				Favorable (unfavorable)	% Change	Impact of currency (1)
(in millions)	March 31, 2018		March 31, 2017
Net sales	$2,158.0	100.0%	$1,998.8	100.0%	$159.2	8.0%	4.2%
Cost of goods sold	1,671.4	77.5%	1,559.4	78.0%	(112.0)	7.2%	(4.2)%
Gross profit	$486.6	22.5%	$439.4	22.0%	$47.2	10.7%	4.2%
Operating expenses:
Outbound freight and handling	79.3	3.7%	71.0	3.6%	(8.3)	11.7%	(3.8)%
Warehousing, selling and administrative	241.0	11.2%	228.5	11.4%	(12.5)	5.5%	(4.0)%
Other operating expenses, net	13.6	0.6%	19.8	1.0%	6.2	(31.3)%	(1.0)%
Depreciation	31.4	1.5%	35.9	1.8%	4.5	(12.5)%	(2.2)%
Amortization	13.4	0.6%	16.7	0.8%	3.3	(19.8)%	(1.2)%
Total operating expenses	$378.7	17.5%	$371.9	18.6%	$(6.8)	1.8%	(3.5)%
Operating income (loss)	$107.9	5.0%	$67.5	3.4%	$40.4	59.9%	8.6%
Other (expense) income:
Interest income	1.2	0.1%	0.9	—%	0.3	33.3%	—%
Interest expense	(36.1)	(1.7)%	(36.7)	(1.8)%	0.6	(1.6)%	(0.5)%
Loss on extinguishment of debt	—	—%	(0.8)	—%	0.8	(100.0)%	—%
Other income (expense), net	2.6	0.1%	(6.7)	(0.3)%	9.3	N/M	3.0%
Total other expense	$(32.3)	(1.5)%	$(43.3)	(2.2)%	$11.0	(25.4)%	—%
Income before income taxes	75.6	3.5%	24.2	1.2%	51.4	212.4%	24.0%
Income tax expense	10.2	0.5%	1.6	0.1%	(8.6)	537.5%	31.3%
Net income	$65.4	3.0%	$22.6	1.1%	$42.8	189.4%	27.9%

(1)	Foreign currency translation is included in the percentage change. Unfavorable impacts from foreign currency translation are designated with parentheses.
Net sales

Net sales percentage change due to:
Acquisitions	0.4%
Reported sales volumes	(3.5)%
Sales pricing and product mix	6.9%
Foreign currency translation	4.2%
Total	8.0%
Net sales were $2,158.0 million for the three months ended March 31, 2018, an increase of $159.2 million, or 8.0%, from the three months ended March 31, 2017. On a constant currency basis, net sales increased due to sales pricing and product mix improvements in all regions, offsetting lower reported sales volumes primarily due to one less selling day in many regions for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Net sales also increased from the January 2018 Kemetyl acquisition in EMEA and the September 2017 Tagma acquisition in the Rest of World segment. Refer to the “Segment results” for the three months ended March 31, 2018 discussion for additional information.
Gross profit

Gross profit percentage change due to:
Acquisitions	0.6%
Reported sales volumes	(3.5)%
Sales pricing, product costs and other adjustments	9.4%
Foreign currency translation	4.2%
Total	10.7%

Gross profit increased $47.2 million, or 10.7%, to $486.6 million for the three months ended March 31, 2018. The increase in gross profit is attributable to sales pricing improvements, changes in product and market mix, and chemical price inflation on certain products in all of our segments. The increase in gross profit from acquisitions was attributable to the January 2018 Kemetyl acquisition in EMEA and the September 2017 Tagma acquisition in the Rest of World segment. Gross margin, which we define as gross profit divided by net sales, increased to 22.5% for the three months ended March 31, 2018 from 22.0% for the three months ended March 31, 2017. Refer to the “Segment results” for the three months ended March 31, 2018 discussion for additional information.
Outbound freight and handling
Outbound freight and handling expenses increased $8.3 million, or 11.7%, to $79.3 million for the three months ended March 31, 2018. On a constant currency basis, outbound freight and handling expenses increased $5.6 million, or 7.9%, primarily due to higher delivery costs resulting from higher fuel costs and capacity constraints, partially offset by lower reported sales volumes. Refer to the “Segment results” for the three months ended March 31, 2018 discussion for additional information.
Warehousing, selling and administrative
Warehousing, selling and administrative expenses increased $12.5 million, or 5.5%, to $241.0 million for the three months ended March 31, 2018. On a constant currency basis, the $3.4 million increase is primarily due to focused investments in training, software and additional sales and technology resources to meet our sales force and digital initiative objectives. These costs were partially offset by good cost management across all of our segments and lower medical expenses and bad debt charges in the current year. Refer to the “Segment results” for the three months ended March 31, 2018 discussion for additional information.
Other operating expenses, net
Other operating expenses, net decreased $6.2 million from $19.8 million for the three months ended March 31, 2017 to $13.6 million for the three months ended March 31, 2018. The decrease was related to the reduction in costs incurred to support the transformation of the US business and lower restructuring charges. The decrease was partially offset by higher stock-based compensation, higher other employee termination costs and higher acquisition and integration related expenses. Refer to “Note 4: Other operating expenses, net” and “Note 5: Restructuring charges” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Depreciation and amortization
Depreciation expense decreased $4.5 million, or 12.5%, to $31.4 million for the three months ended March 31, 2018. On a constant currency basis, the $5.3 million decrease was primarily due to assets reaching the end of their useful lives.
Amortization expense decreased $3.3 million, or 19.8%, to $13.4 million for the three months ended March 31, 2018. On a constant currency basis, the decrease of $3.5 million was primarily attributable to intangibles reaching the end of their useful lives.
Interest expense
Interest expense decreased $0.6 million, or 1.6%, to $36.1 million for the three months ended March 31, 2018 primarily due to lower average outstanding borrowings, largely offset by higher net average interest rates. Refer to “Note 11: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other income (expense), net
Other income (expense), net decreased $9.3 million, or 138.8%, from an expense of $6.7 million for the three months ended March 31, 2017 to and income of $2.6 million for the three months ended March 31, 2018. The decrease was primarily related to the absence of debt amendment fees for the January 2017 amendment of the Senior Term B loan agreement. The decrease was also due to the reduced exposure to exchange movements on foreign currency denominated loans due to the Euro Term B loan repayment in November 2017. Refer to “Note 6: Other income (expense), net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Income tax expense
The income tax expense for the three months ended March 31, 2018 was $10.2 million, resulting in an effective tax rate of 13.5%. The Company’s effective tax rate for the three month period ended March 31, 2018 was lower than the US federal statutory rate of 21.0% primarily due to discrete tax benefits of a $9.0 million release of valuation allowance on certain foreign tax attributes and a $2.7 million recognition of previously unrecognized tax benefits due to a statute of limitation expiration. Without consideration of the $12.3 million discrete benefits in the period, the Company’s estimated effective annual tax rate was 29.5%, which is higher than the US federal rate of 21.0% due to state income taxes, foreign rate differential, and the overall impact of the new provisions of the Tax Cuts and Jobs Act. Refer to “Note 8: Income taxes” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Income tax expense for the three months ended March 31, 2017 was $1.6 million, resulting in an effective tax rate of 6.6%. The Company’s effective tax rate for three months ended March 31, 2017 was lower than the US federal statutory rate of 35.0%, primarily due to the mix of earnings in multiple jurisdictions, non-taxable interest income and the release of a valuation allowance on certain foreign tax attributes. Included in the $1.6 million expense for March 31, 2017 was $2.2 million benefit related to excess tax benefits from equity compensation now reported as a discrete item on the quarter due to the Company's adoption of ASU 2016-09.

Segment results
Our Adjusted EBITDA by operating segment and in aggregate is summarized in the following tables:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Three months ended March 31, 2018
Net sales:
External customers	$1,204.4	$313.4	$538.6	$101.6	$—	$2,158.0
Inter-segment	35.1	2.0	1.4	0.1	(38.6)	—
Total net sales	$1,239.5	$315.4	$540.0	$101.7	$(38.6)	$2,158.0
Cost of goods sold	960.6	253.0	416.0	80.4	(38.6)	1,671.4
Gross profit	$278.9	$62.4	$124.0	$21.3	$—	$486.6
Outbound freight and handling	49.9	10.4	17.0	2.0	—	79.3
Warehousing, selling and administrative	137.8	22.5	62.3	11.5	6.9	241.0
Adjusted EBITDA	$91.2	$29.5	$44.7	$7.8	$(6.9)	$166.3
Other operating expenses, net						13.6
Depreciation						31.4
Amortization						13.4
Interest expense, net						34.9
Other income, net						(2.6)
Income tax expense						10.2
Net income						$65.4

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Three months ended March 31, 2017
Net sales:
External customers	$1,150.9	$307.3	$439.7	$100.9	$—	$1,998.8
Inter-segment	31.2	1.8	1.3	0.1	(34.4)	—
Total net sales	$1,182.1	$309.1	$441.0	$101.0	$(34.4)	$1,998.8
Cost of goods sold	919.2	253.3	339.2	82.1	(34.4)	1,559.4
Gross profit	$262.9	$55.8	$101.8	$18.9	$—	$439.4
Outbound freight and handling	46.8	9.2	13.4	1.6	—	71.0
Warehousing, selling and administrative	134.8	22.0	54.7	10.6	6.4	228.5
Adjusted EBITDA	$81.3	$24.6	$33.7	$6.7	$(6.4)	$139.9
Other operating expenses, net						19.8
Depreciation						35.9
Amortization						16.7
Interest expense, net						35.8
Loss on extinguishment of debt						0.8
Other expense, net						6.7
Income tax expense						1.6
Net income						$22.6

(1)
Other/Eliminations represents the elimination of intersegment transactions as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.

USA.

Net sales percentage change due to:		Gross profit percentage change due to:
Reported sales volumes	(0.9)%	Reported sales volumes	(0.9)%
Sales pricing and product mix	5.5%	Sales pricing, product costs and other adjustments	7.0%
Total	4.6%	Total	6.1%
External sales in the USA segment were $1,204.4 million, an increase of $53.5 million, or 4.6%, for the three months ended March 31, 2018, primarily due to higher average selling prices resulting from favorable changes in product mix, the Company’s efforts to improve its sales force effectiveness and chemical price inflation on certain products, partially offset by slightly lower sales volumes.
Gross profit increased $16.0 million, or 6.1%, to $278.9 million for the three months ended March 31, 2018. Gross profit increased due to higher average selling prices, changes in product mix, and a net benefit from miscellaneous operating items. Gross margin increased from 22.8% for the three months ended March 31, 2017 to 23.2% during the three months ended March 31, 2018.
Outbound freight and handling expenses increased $3.1 million, or 6.6%, to $49.9 million for the three months ended March 31, 2018 primarily due to higher delivery costs resulting from capacity constraints and higher fuel costs.
Operating expenses increased $3.0 million, or 2.2%, to $137.8 million for the three months ended March 31, 2018 primarily due to focused investments in training, software and additional sales and technology resources. These costs were partially offset by lower medical claims in the current year. Operating expenses as a percentage of external sales decreased from 11.7% for the three months ended March 31, 2017 to 11.4% for the three months ended March 31, 2018.
Adjusted EBITDA increased by $9.9 million, or 12.2%, to $91.2 million for the three months ended March 31, 2018. Adjusted EBITDA margin increased from 7.1% in the three months ended March 31, 2017 to 7.6% for the three months ended March 31, 2018 primarily as a result of higher gross margin and lower operating expenses as a percentage of sales.
Canada.

Net sales percentage change due to:		Gross profit percentage change due to:
Reported sales volumes	(3.1)%	Reported sales volumes	(3.1)%
Sales pricing and product mix	0.5%	Sales pricing, product costs and other adjustments	9.9%
Foreign currency translation	4.6%	Foreign currency translation	5.0%
Total	2.0%	Total	11.8%
External sales in the Canada segment were $313.4 million, an increase of $6.1 million, or 2.0%, for the three months ended March 31, 2018. On a constant currency basis, external net sales decreased as a result of lower sales volumes partly due to one less selling day for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The effects of prolonged cold weather conditions contributed to higher sales volumes in Western Canada, but delayed sales into the agriculture market.
Gross profit increased $6.6 million, or 11.8%, to $62.4 million in the three months ended March 31, 2018. On a constant currency basis, gross profit increased due to favorable product and market mix, and higher average selling prices in key industrial chemical products. Gross margin increased 1.7% to 19.9% for the three months ended March 31, 2018.
Outbound freight and handling expenses increased $1.2 million, or 13.0%, to $10.4 million for the three months ended March 31, 2018 primarily due to higher delivery costs resulting from changes in product mix.
Operating expenses increased by $0.5 million, or 2.3%, to $22.5 million for the three months ended March 31, 2018, and remained flat at 7.2% as a percentage of external sales when comparing the three months ended March 31, 2018 to the three months ended March 31, 2017. On a constant currency basis, operating expenses decreased $0.5 million, or 2.3%.
Adjusted EBITDA increased by $4.9 million, or 19.9%, to $29.5 million for the three months ended March 31, 2018. On a constant currency basis, Adjusted EBITDA increased $3.6 million, or 14.6%, primarily due to the increase in gross profit and flat operating expenses. Adjusted EBITDA margin increased from 8.0% for the three months ended March 31, 2017 to 9.4% for the three months ended March 31, 2018.

EMEA.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	1.5%	Acquisitions	1.8%
Reported sales volumes	(6.5)%	Reported sales volumes	(6.5)%
Sales pricing and product mix	12.6%	Sales pricing, product costs and other adjustments	11.3%
Foreign currency translation	14.9%	Foreign currency translation	15.2%
Total	22.5%	Total	21.8%
External sales in the EMEA segment were $538.6 million, an increase of $98.9 million, or 22.5%, for the three months ended March 31, 2018. On a constant currency basis, external net sales increased primarily due to higher average selling prices from mix improvement, margin management initiatives and chemical price inflation on certain products. Although a cold winter supported strong winter product sales, reported sales volumes decreased due to one less selling day for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in external net sales from acquisitions was due to the January 2018 Kemetyl acquisition.
Gross profit increased $22.2 million, or 21.8%, to $124.0 million in the three months ended March 31, 2018. On a constant currency basis, gross profit increased from higher average selling prices attributable to favorable product mix and chemical price inflation. The increase in gross profit from acquisitions was due to the January 2018 Kemetyl acquisition. Gross margin decreased from 23.2% for the three months ended March 31, 2017 to 23.0% for the three months ended March 31, 2018 primarily due to the change in product mix and pressure from price inflation.
Outbound freight and handling expenses increased $3.6 million, or 26.9%, to $17.0 million, primarily due to higher delivery costs per ton based on product mix.
Operating expenses increased $7.6 million, or 13.9%, to $62.3 million for the three months ended March 31, 2018, and decreased as a percentage of external sales by 0.8% to 11.6% for the three months ended March 31, 2018. On a constant currency basis, operating expenses decreased $0.2 million, or 0.4%, which was primarily due to lower bad debt charges and environmental remediation expense, partially offset by the addition of costs for Kemetyl’s operations.
Adjusted EBITDA increased by $11.0 million, or 32.6%, to $44.7 million for the three months ended March 31, 2018. On a constant currency basis, Adjusted EBITDA increased $5.5 million, or 16.3% on improved gross margin and flat operating expenses. For the three months ended March 31, 2018, the pharmaceutical finished goods product line represented approximately 28% of Adjusted EBITDA in the EMEA segment. Adjusted EBITDA margin increased from 7.7% for the three months ended March 31, 2017 to 8.3% for the three months ended March 31, 2018.
Rest of World.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	2.1%	Acquisitions	4.2%
Reported sales volumes	(28.3)%	Reported sales volumes	(28.3)%
Sales pricing and product mix	22.9%	Sales pricing, product costs and other adjustments	33.6%
Foreign currency translation	4.0%	Foreign currency translation	3.2%
Total	0.7%	Total	12.7%
External sales in the Rest of World segment were $101.6 million, an increase of $0.7 million, or 0.7%, for the three months ended March 31, 2018. On a constant currency basis, external sales increased from higher average selling prices attributable to changes in product and market mix, shortages on certain products and improved sales force effectiveness. Reported sales volumes were lower due to certain product shortages as well as the Company’s continued focus on margin management efforts. The increase in external net sales from acquisitions was due to the September 2017 Tagma acquisition.
Gross profit increased $2.4 million, or 12.7%, to $21.3 million for the three months ended March 31, 2018 due to higher average selling price resulting from higher chemical prices discussed above as well as favorable product mix. The increase in gross profit from acquisitions was due to the September 2017 Tagma acquisition. Gross margin increased from 18.7% for the three months ended March 31, 2017 to 21.0% for the three months ended March 31, 2018 primarily due to the factors discussed above.

Outbound freight and handling expenses increased $0.4 million, or 25.0%, to $2.0 million for the three months ended March 31, 2018, primarily due to higher delivery cost, partially offset by lower sales volumes.
Operating expenses increased $0.9 million, or 8.5%, to $11.5 million for the three months ended March 31, 2018 and increased as a percentage of external sales from 10.5% when comparing the three months ended March 31, 2017 to 11.3% for the three months ended March 31, 2018. Approximately 30% of the increase is attributable to foreign currency translation.
Adjusted EBITDA increased by $1.1 million, or 16.4%, to $7.8 million for the three months ended March 31, 2018. On a constant currency basis, Adjusted EBITDA increased $0.9 million, or 13.4%, primarily due to increased gross profit. Adjusted EBITDA margin increased from 6.6% for the three months ended March 31, 2017 to 7.7% for the three months ended March 31, 2018.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from our operations as well as borrowings under our credit facilities. As of March 31, 2018, we had $701.0 million available under our credit facilities.
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
Cash Flows
The following table presents a summary of our cash flow activity for the periods set forth below:

	Three months ended
(in millions)	March 31, 2018	March 31, 2017
Net cash used by operating activities	$(139.0)	$(77.1)
Net cash used by investing activities	(22.9)	(21.7)
Net cash (used) provided by financing activities	(186.8)	57.5
Effect of exchange rate changes on cash and cash equivalents	(2.4)	5.5
Net decrease in cash and cash equivalents	$(351.1)	$(35.8)
Cash Used by Operating Activities
Cash used by operating activities increased $61.9 million from $77.1 million for the three months ended March 31, 2017 to $139.0 million for the three months ended March 31, 2018 primarily from a higher investment in net working capital compared to the prior year three months ended March 31, 2017, partially offset by higher net income, exclusive of non-cash items.
The Company adopted ASC 606 as of January 1, 2018, and although there was no impact to total operating cash flows, there were a certain number of presentation changes to specific line items in the condensed consolidated balance sheet and within operating activities in the condensed consolidated statement of cash flows. See “Note 2: Significant accounting policies,” for the impact to the condensed consolidated balance sheet at March 31, 2018.
Excluding the presentation changes from the adoption of ASC 606, the change in trade working capital, which includes trade accounts receivable, net, inventories and trade accounts payable, was an increased use of cash of $77.3 million for the three months ended March 31, 2018. The increased cash outflow for trade accounts receivable is attributable to higher sales for the three months ended March 31, 2018. Inventory cash outflows during the three months ended March 31, 2018 increased compared to the three month ended March 31, 2017 from the seasonal buildup of inventory that typically occurs during the first quarter and higher agriculture inventories in Canada from the drought-affected growing season in 2017.
Lower prepaid expenses and other current assets contributed $13.6 million to partially offset the increase in cash used by operating activities.
The change in pensions and other postretirement benefit liabilities resulted in use of cash of $2.6 million, consisting of higher cash contributions and benefit credits for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

The remaining cash outflow associated with operating activities of $31.9 million is related lower agriculture customer prepayments, higher compensation payments, partially offset by lower interest and income tax payments.
Cash Used by Investing Activities
Cash used by investing activities increased $1.2 million from $21.7 million for the three months ended March 31, 2017 to $22.9 million for the three months ended March 31, 2018. The increase is primarily related to higher cash outflows for purchases of businesses, net of cash acquired of $8.4 million. In 2017, the cash outflows of $0.5 million were related to purchase accounting adjustments from the Nexus Ag acquisition. In 2018, the cash outflows of $8.9 million were related to the Kemetyl acquisition.
Partially offsetting the increase in cash used by investing activities in 2018 was lower capital spending of $4.7 million and an increase in proceeds from sale of property, plant and equipment of $2.2 million, which was primarily due to the sale of a closed facility.
Cash (Used) Provided by Financing Activities
Cash (used) provided by financing activities decreased $244.3 million from cash provided of $57.5 million for the three months ended March 31, 2017 to cash used of $186.8 million for the three months ended March 31, 2018, primarily due to an early payment of $300.0 million on the Company's Senior Term B Loan during the three months ended March 31, 2018. This was offset by increased borrowings on the ABL facilities to address seasonal working capital needs.
Cash (used) provided by financing activities also decreased by $23.0 million due to fewer stock option exercises for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This was partially offset by a reduction of$3.3 million in net share settlements of stock-based compensation awards.
Additionally, there were no payments on contingent consideration agreements for acquisitions for the three months ended March 31, 2018 compared to the cash outflow of $3.2 million for the three months ended March 31, 2017. The Company reclassified the contingent consideration payments due to the adoption of ASU 2016-15 “Statement of Cash Flows” (Topic 230) - “Classification of Certain Cash Receipts and Cash Payments.” Refer to “Note 2: Significant accounting policies” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Contractual Obligations and Commitments
There were no material changes in our contractual obligations and commitments since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Critical Accounting Estimates
There were no material changes in our critical accounting estimates since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
You should read this Quarterly Report on Form 10-Q, including the uncertainties and factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise and changes in future operating results over time or otherwise.
Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There were no material changes from the “Quantitative and Qualitative Disclosure about Market Risk” disclosed in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2018 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.
OTHER INFORMATION
Item 1.        Legal Proceedings
Information pertaining to legal proceedings can be found in Note 16 to the interim condensed consolidated financial statements included in Part I, Financial Statements of this report.
Item 1A.     Risk Factors
There have been no material changes from the “Risk Factors” disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.         Defaults Upon Senior Securities
None.
Item 4.         Mine Safety Disclosures
None.
Item 5.         Other Information
None.

Item 6.         Exhibits

Exhibit Number	Exhibit Description

10.1†*	Offer Letter, dated February 1, 2018, by and between Univar Inc. and David Jukes.

10.2	Form of Employee Stock Option Agreement for awards granted on or after February 7, 2018, 2017 Omnibus Equity Incentive Plan.

10.3†*	Stock Option Agreement, dated as of February 7, 2018, by and between Univar Inc. and Stephen D. Newlin, 2017 Omnibus Equity Incentive Plan.

10.4	Form of Employee Restricted Stock Unit Agreement for awards granted on or after February 7, 2018, 2017 Omnibus Equity Incentive Plan.

10.5†*	Restricted Stock Unit Agreement, dated as of February 7, 2018, by and between Univar Inc. and Stephen D. Newlin, 2017 Omnibus Equity Incentive Plan.

10.6	Form of Employee Performance-Based Restricted Stock Unit Agreement for awards granted on or after February 7, 2018, 2017 Omnibus Equity Incentive Plan.

10.7†*	Performance-Based Restricted Stock Unit Agreement dated as of February 7, 2018, by and between Univar Inc. and Stephen D. Newlin, 2017 Omnibus Equity Incentive Plan.

10.8	Form of Director Deferred Share Unit Agreement for awards granted on or after February 7, 2018, 2017 Omnibus Equity Incentive Plan.

10.9	Form of Director Restricted Stock Agreement for awards granted on or after February 7, 2018, 2017 Omnibus Equity Incentive Plan.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	Interactive Data File
_______________________

†	Identifies each management compensation plan or arrangement.
*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univar Inc. (Registrant)

By:	/s/ David C. Jukes
David C. Jukes President and Chief Executive Officer
Date: May 10, 2018

By:	/s/ Carl J. Lukach
Carl J. Lukach Executive Vice President, Chief Financial Officer
Date: May 10, 2018