Form 10-Q
period 2018-06-30
Univar Inc.
filed 2018-08-01
CIK 1494319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 23, 2018, 141,398,763 shares of the registrant’s common stock, $0.01 par value, were outstanding.

Univar Inc.
Form 10-Q
For the quarterly period ended June 30, 2018

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

Univar Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

		Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	Note	2018	2017	2018	2017
Net sales		$2,372.6	$2,247.0	$4,530.6	$4,245.8
Cost of goods sold		1,872.1	1,780.6	3,543.5	3,340.0
Gross profit		$500.5	$466.4	$987.1	$905.8
Operating expenses:
Outbound freight and handling		86.5	71.9	165.8	142.9
Warehousing, selling and administrative		240.9	236.0	481.9	464.5
Other operating expenses, net	4	11.0	24.2	24.6	44.0
Depreciation		30.9	34.1	62.3	70.0
Amortization		13.8	16.5	27.2	33.2
Total operating expenses		$383.1	$382.7	$761.8	$754.6
Operating income		$117.4	$83.7	$225.3	$151.2
Other (expense) income:
Interest income		0.9	0.8	2.1	1.7
Interest expense		(32.9)	(36.6)	(69.0)	(73.3)
Loss on extinguishment of debt		—	—	—	(0.8)
Other (expense) income, net	6	(2.1)	(9.3)	0.5	(16.0)
Total other expense		$(34.1)	$(45.1)	$(66.4)	$(88.4)
Income before income taxes		83.3	38.6	158.9	62.8
Income tax expense	8	27.2	7.3	37.4	8.9
Net income		$56.1	$31.3	$121.5	$53.9
Income per common share:
Basic	9	$0.40	$0.22	$0.86	$0.38
Diluted	9	0.40	0.22	0.86	0.38
Weighted average common shares outstanding:
Basic	9	141.1	140.1	141.0	139.8
Diluted	9	142.0	141.3	142.0	141.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

		Three months ended June 30,		Six months ended June 30,
(in millions)	Note	2018	2017	2018	2017
Net income		$56.1	$31.3	$121.5	$53.9

Other comprehensive income (loss), net of tax:
Impact due to adoption of ASU 2017-12 (1)	10	—	—	0.5	—
Foreign currency translation	10	(55.8)	45.0	(63.0)	63.2
Derivative financial instruments	10	0.3	—	9.4	—
Pension and other postretirement adjustment	10	0.1	(0.1)	0.1	(0.1)
Total other comprehensive (loss) income, net of tax		$(55.4)	$44.9	$(53.0)	$63.1
Comprehensive income		$0.7	$76.2	$68.5	$117.0

(1)	Adjusted due to the adoption of ASU 2017-12 “Targeted Improvements to Accounting for Hedging Activities” on January 1, 2018. Refer to “Note 2: Significant accounting policies” for more information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	Note	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents		$128.6	$467.0
Trade accounts receivable, net		1,369.2	1,062.4
Inventories		880.3	839.5
Prepaid expenses and other current assets		179.9	149.6
Total current assets		$2,558.0	$2,518.5
Property, plant and equipment, net	12	964.2	1,003.0
Goodwill		1,800.2	1,818.4
Intangible assets, net	12	267.1	287.7
Deferred tax assets		23.7	22.8
Other assets		95.9	82.3
Total assets		$5,709.1	$5,732.7
Liabilities and stockholders’ equity
Current liabilities:
Short-term financing	11	$8.2	$13.4
Trade accounts payable		1,127.3	941.7
Current portion of long-term debt	11	79.6	62.0
Accrued compensation		74.4	100.7
Other accrued expenses		264.0	301.6
Total current liabilities		$1,553.5	$1,419.4
Long-term debt	11	2,590.1	2,820.0
Pension and other postretirement benefit liabilities		246.5	257.1
Deferred tax liabilities		49.2	35.4
Other long-term liabilities		98.8	110.7
Total liabilities		$4,538.1	$4,642.6
Stockholders’ equity:
Preferred stock, 200.0 million shares authorized at $0.01 par value with no shares issued or outstanding as of June 30, 2018 and December 31, 2017		$—	$—
Common stock, 2.0 billion shares authorized at $0.01 par value with 141.4 million and 141.1 million shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively		1.4	1.4
Additional paid-in capital		2,313.4	2,301.3
Accumulated deficit		(812.3)	(934.1)
Accumulated other comprehensive loss	10	(331.5)	(278.5)
Total stockholders’ equity		$1,171.0	$1,090.1
Total liabilities and stockholders’ equity		$5,709.1	$5,732.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

		Six months ended June 30,
(in millions)	Note	2018	2017
Operating activities:
Net income		$121.5	$53.9
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization		89.5	103.2
Amortization of deferred financing fees and debt discount		3.9	3.9
Amortization of pension credit from accumulated other comprehensive loss		0.1	(0.1)
Loss on extinguishment of debt		—	0.8
Deferred income taxes		5.0	(5.3)
Stock-based compensation expense	4	13.7	11.5
Other		1.1	0.7
Changes in operating assets and liabilities:
Trade accounts receivable, net		(330.2)	(321.6)
Inventories		(51.6)	(37.9)
Prepaid expenses and other current assets		(25.1)	(13.2)
Trade accounts payable		206.5	252.4
Pensions and other postretirement benefit liabilities		(23.3)	(19.2)
Other, net		(60.1)	(41.6)
Net cash used by operating activities		$(49.0)	$(12.5)
Investing activities:
Purchases of property, plant and equipment		$(45.1)	$(38.6)
Purchases of businesses, net of cash acquired		(20.4)	(0.5)
Proceeds from sale of property, plant and equipment		2.5	—
Other		—	1.0
Net cash used by investing activities		$(63.0)	$(38.1)
Financing activities:
Proceeds from issuance of long-term debt	11	$345.9	$2,254.0
Payments on long-term debt and capital lease obligations	11	(553.5)	(2,238.0)
Short-term financing, net	11	(3.4)	(11.9)
Financing fees paid		—	(4.4)
Taxes paid related to net share settlements of stock-based compensation awards		(3.2)	(7.5)
Stock option exercises		1.1	28.1
Contingent consideration payments		—	(3.2)
Other		0.6	0.5
Net cash (used) provided by financing activities		$(212.5)	$17.6
Effect of exchange rate changes on cash and cash equivalents		$(13.9)	$18.4
Net decrease in cash and cash equivalents		(338.4)	(14.6)
Cash and cash equivalents at beginning of period		467.0	336.4
Cash and cash equivalents at end of period		$128.6	$321.8
Supplemental disclosure of cash flow information:
Non-cash activities:
Additions of property, plant and equipment included in trade accounts payable and other accrued expenses		$4.6	$7.5
Additions of property, plant and equipment under a capital lease obligation		10.5	13.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

(in millions)	Common stock (shares)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, December 31, 2016	138.8	$1.4	$2,251.8	$(1,053.4)	$(389.9)	$809.9
Impact due to adoption of ASU, net of tax $0.2 (1)	—	—	0.7	(0.5)	—	0.2
Net income	—	—	—	119.8	—	119.8
Foreign currency translation adjustment, net of tax ($2.1)	—	—	—	—	107.1	107.1
Pension and other postretirement benefits adjustment, net of tax $0.6	—	—	—	—	(2.4)	(2.4)
Derivative financial instruments, net of tax ($4.3)	—	—	—	—	6.7	6.7
Restricted stock units vested	0.8	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.3)	—	(8.5)	—	—	(8.5)
Stock option exercises	1.8	—	36.5	—	—	36.5
Employee stock purchase plan	—	—	1.1	—	—	1.1
Stock-based compensation	—	—	19.7	—	—	19.7
Balance, December 31, 2017	141.1	$1.4	$2,301.3	$(934.1)	$(278.5)	$1,090.1
Impact due to adoption of ASU's, net of tax ($0.3) (2)	—	—	—	0.3	0.5	0.8
Net income	—	—	—	121.5	—	121.5
Foreign currency translation adjustment	—	—	—	—	(63.0)	(63.0)
Pension and other postretirement benefits adjustment, net of tax $0.0	—	—	—	—	0.1	0.1
Derivative financial instruments, net of tax ($3.4)	—	—	—	—	9.4	9.4
Restricted stock units vested	0.3	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.1)	—	(3.2)	—	—	(3.2)
Stock option exercises	0.1	—	1.1	—	—	1.1
Employee stock purchase plan	—	—	0.5	—	—	0.5
Stock-based compensation	—	—	13.7	—	—	13.7
Balance, June 30, 2018	141.4	$1.4	$2,313.4	$(812.3)	$(331.5)	$1,171.0

(1)	Adjusted due to the adoption of ASU 2016-09 “Improvement to Employee Share-Based Payment Accounting” on January 1, 2017.

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
As of June 30, 2018 and
For the Three and Six Month Periods Ended June 30, 2018 and 2017
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

2. Significant accounting policies
Basis of presentation
The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) as applicable to interim financial reporting. Unless otherwise indicated, all financial data presented in these condensed consolidated financial statements are expressed in US dollars. These condensed consolidated financial statements, in the Company's opinion, include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, comprehensive income, cash flows and changes in stockholders’ equity. The results of operations for the periods presented are not necessarily indicative of the operating results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
In August 2017, the FASB issued ASU 2017-12 “Derivatives and Hedging” (Topic 815) - “Targeted Improvements to Accounting for Hedging Activities.” The ASU better aligns hedge accounting with the Company’s risk management activities, simplifies the application of hedge accounting, and improves transparency as to the scope and results of hedging programs. The Company early adopted the new pronouncement effective January 1, 2018, using the modified retrospective approach by recognizing the cumulative effect of initially applying the new pronouncement as an adjustment to the opening balance of accumulated deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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
The following tables summarize the impact of adopting the new revenue standard upon the Company’s condensed consolidated balance sheet and statement of operations as of and for the three and six months ended June 30, 2018:

	Three months ended June 30, 2018			Six months ended June 30, 2018
(in millions)	As reported	Balances without adoption of ASC 606	Effect of change higher/(lower)	As reported	Balances without adoption of ASC 606	Effect of change higher/(lower)

Net sales	$2,372.6	$2,379.4	$(6.8)	$4,530.6	$4,531.1	$(0.5)
Cost of goods sold	1,872.1	1,878.5	(6.4)	3,543.5	3,544.0	(0.5)
Gross profit	$500.5	$500.9	$(0.4)	$987.1	$987.1	$—

Income tax expense	$27.2	$27.3	$(0.1)	$37.4	$37.4	$—
Net income	56.1	56.4	(0.3)	121.5	121.5	—

	June 30, 2018
(in millions)	As reported	Balances without adoption of ASC 606	Effect of change higher/(lower)
Assets
Trade accounts receivable, net	$1,369.2	$1,333.8	$35.4
Inventories	880.3	883.0	(2.7)
Prepaid expenses and other current assets	179.9	164.4	15.5
Liabilities
Trade accounts payable	$1,127.3	$1,108.7	$18.6
Other accrued expenses	264.0	235.2	28.8
Equity
Accumulated deficit	$(812.3)	$(813.1)	$0.8
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
Adoption of ASU 2017-07 resulted in a retrospective presentation change to the net periodic cost of our defined benefit pension and other postretirement employee benefits (“OPEB”) plans within our consolidated income statement as follows:

	Three months ended June 30, 2017			Six Months Ended June 30, 2017
(in millions)	As revised	Previously reported	Effect of change higher/(lower)	As revised	Previously reported	Effect of change higher/(lower)

Warehousing, selling and administrative	$236.0	$233.6	$2.4	$464.5	$459.7	$4.8
Other (expense) income, net	(9.3)	(11.7)	(2.4)	(16.0)	(20.8)	(4.8)
In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows” (Topic 230) - “Classification of Certain Cash Receipts and Cash Payments.” The ASU clarifies and provides specific guidance on eight cash flow classification issues that were not addressed within the previous guidance. The Company adopted the ASU as of January 1, 2018 and accordingly restated the condensed consolidated statement of cash flows for the six months ended June 30, 2017 to conform with the current period presentation under this new guidance. As a result of the adoption, the Company reclassified $3.2 million of cash outflows previously reported as operating activities to financing activities within the condensed consolidated statement of cash flows related to contingent consideration payments for the six months ended June 30, 2017.
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
Accounting pronouncements issued and not yet adopted
In February 2016, the FASB issued ASU 2016-02 “Leases” (Topic 842), which supersedes the lease recognition requirements in ASC Topic 840, “Leases.” The core principal of the guidance is that an entity should recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years. Early adoption is permitted. The guidance is to be applied using a modified retrospective transition method with the option to elect a package of practical expedients. The Company has established a project team who has completed the initial scoping assessment and is in the process of implementing a software solution, including lease data conversion, to comply with the new standard's reporting and disclosure requirements. The Company is also in the process of identifying changes to processes and controls related to the new compliance requirements and software implementation. Upon adoption of this standard on January 1, 2019, the Company expects the condensed consolidated balance sheet to include a right of use asset and liability related to certain operating lease arrangements.
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

In January 2018, the FASB issued ASU 2018-02 “Income Statement - Reporting Comprehensive Income” (Topic 220)  “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“AOCI”), which gives entities the option to reclassify certain tax effects, that the FASB refers to as having been stranded, resulting from the Tax Cuts and Jobs Act from AOCI to retained earnings. The new guidance may be applied retrospectively to each period in which the effect of the Tax Cuts and Jobs Act is recognized, or in the period of adoption. The Company must adopt this guidance for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently determining the impact to the Company's reported accumulated deficit and accumulated other comprehensive loss line items within the condensed consolidated balance sheet, which will be recorded when the ASU is adopted on January 1, 2019.
In June 2018, the FASB issued ASU 2018-07 “Compensation - Stock Compensation” (Topic 718) - “Improvements to Nonemployee Share-Based Payment Accounting.” The ASU simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees. As a result, share-based payments issued to nonemployees related to the acquisition of goods and services will be accounted for similarly to the accounting for share-based payments to employees, with certain exceptions. This guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years. The Company expects to early adopt this guidance in the third quarter of 2018, which will have no impact to the condensed consolidated financial statements when adopted on July 1, 2018.
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
The following table disaggregates external customer net sales by major stream:

(in millions)	USA	Canada	EMEA	Rest of World	Consolidated
	Three Months Ended June 30, 2018
Chemical Distribution	$1,260.7	$225.7	$511.5	$97.7	$2,095.6
Crop Sciences	—	215.0	—	—	215.0
Services	49.1	10.2	0.4	2.3	62.0
Total external customer net sales	$1,309.8	$450.9	$511.9	$100.0	$2,372.6

(in millions)	USA	Canada	EMEA	Rest of World	Consolidated
	Six Months Ended June 30, 2018
Chemical Distribution	$2,421.5	$457.7	$1,049.9	$197.6	$4,126.7
Crop Sciences	—	284.4	—	—	284.4
Services	92.7	22.2	0.6	4.0	119.5
Total external customer net sales	$2,514.2	$764.3	$1,050.5	$201.6	$4,530.6
Revenue is recognized when performance obligations under the terms of the contract are satisfied, which generally occurs when goods or services are transferred to a customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Payment terms and conditions vary by regions where the Company performs business and contract types. The term between invoicing and when payment is due is generally one year or less. As of June 30, 2018, none of the Company’s contracts contained a significant financing component.
Chemical Distribution
The Company generates revenue when control for products is transferred to customers. Certain customers may receive discounts off the transaction price, primarily due to price and volume incentives, or return product for non-conformance, which are accounted for as variable consideration. The Company estimates the change in the transaction price that is expected to be provided to customers based on historical experience, which impacts revenues recognized.
Crop Sciences
The Company generates revenue when control for products is transferred to customers. The amount of consideration recorded varies due to price movements and rights granted to customers to return product. Customer payment terms often extend through a growing season, which may be up to six months.
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
When customers are provided rights to return eligible products, the Company estimates the expected returns based on the combination of historical experience and the impact of weather on the current agriculture season, which affects the revenues recognized.
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
Costs to obtain or fulfill contracts with customers
Univar expenses costs to obtain contracts when the contract term and benefit period is expected to be one year or less. Contract costs where the contract term and benefit period is expected to be more than a year are capitalized and amortized over the performance obligation period. Capitalized contract costs of $1.1 million and $6.5 million are included in other current assets and other assets as of June 30, 2018.
Deferred revenue
Deferred revenues are recognized as a contract liability when customers have provided Univar with consideration prior to the Company satisfying a performance obligation. The following table provides information pertaining to the deferred revenue balance and account activity:

(in millions)
Deferred revenue as of January 1, 2018	$100.9
Deferred revenue as of June 30, 2018	7.9
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	98.3
The deferred revenue balances are all expected to have a duration of one year or less and are recorded within the other accrued expenses line item of the condensed consolidated balance sheet.

4. Other operating expenses, net
Other operating expenses, net consisted of the following activity:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Stock-based compensation expense	$4.3	$5.1	$13.7	$11.5
Restructuring charges	—	1.8	0.5	3.5
Other employee termination costs	4.4	1.4	6.8	3.1
Business transformation costs	—	11.5	—	20.6
Acquisition and integration related expenses	1.0	0.5	1.4	0.7
Other	1.3	3.9	2.2	4.6
Total other operating expenses, net	$11.0	$24.2	$24.6	$44.0
5. Restructuring charges
Restructuring charges recorded relate to large, strategic initiatives aimed at streamlining the Company’s cost structure and improving its operations. These actions primarily result in workforce reductions, lease termination costs and other facility rationalization costs.
2018 Restructuring
During the three months ended June 30, 2018, the Company recorded restructuring charges of $0.4 million for the Rest of the World segment, consisting of $0.3 million in employee termination costs and $0.1 million in facility exit costs. The Company also revised its estimate of restructuring charges which reduced costs by $0.4 million, including $0.2 million in facility exit costs for USA, $0.1 million in employee termination costs for Canada and $0.1 million in other exit costs for EMEA.
During the six month ended June 30, 2018, the Company recorded restructuring charges of $0.5 million for the Rest of World segment, consisting of $0.3 million in employee termination costs, $0.1 million in facility exit costs and $0.1 million in other exit costs. The Company does not expect to incur material costs in the future related to this restructuring program. The actions associated with this program are expected to be completed by the end of the current year.
The cost information above does not contain any estimates for programs that may be developed and implemented in future periods.
2014 to 2017 Restructuring
Between 2014 through 2017, management implemented several regional strategic initiatives aimed at streamlining the Company’s cost structure and improving its operations. Total cumulative charges recorded through June 30, 2018 for USA related to these restructuring programs were $40.4 million, which included $16.5 million in employee termination costs, $22.2 million in facility exit costs, and $1.7 million in other exit costs. The Company did not record restructuring charges for the programs during 2018. The actions associated with the restructuring programs were completed as of June 30, 2018, although administratively cash payments will be made into the future.
Total cumulative charges recorded through June 30, 2018 for Canada were $5.7 million related to employee termination costs. There were no restructuring charges recorded for the programs during 2018. As of June 30, 2018, the actions associated with the restructuring programs were completed.
Total cumulative charges recorded through June 30, 2018 for EMEA were $32.8 million, which included $22.5 million in employee termination costs, $3.7 million in facility exit costs, and $6.6 million in other exit costs. During 2018, the Company did not record restructuring charges for the programs. The actions associated with the restructuring programs were completed as of June 30, 2018.
Total cumulative charges recorded through June 30, 2018 for ROW were $6.4 million, which included $6.2 million in employee termination costs and $0.2 million in facility exit costs. The Company did not record restructuring charges for these programs during 2018. As of June 30, 2018, we completed this program.
Total cumulative charges recorded through June 30, 2018 for Other were $6.6 million, which included $5.8 million in employee termination costs and $0.8 million in other exit costs. There were no restructuring charges recorded for these programs during 2018. As of June 30, 2018, we completed this program.

The following table summarizes activity related to accrued liabilities associated with restructuring:

(in millions)	January 1, 2018	Charge to earnings	Cash paid	Non-cash and other	June 30, 2018
Employee termination costs	$3.0	$0.3	$(1.5)	$(0.7)	$1.1
Facility exit costs	10.2	0.1	(1.9)	(0.1)	8.3
Other exit costs	(0.5)	0.1	(0.1)	0.6	0.1
Total	$12.7	$0.5	$(3.5)	$(0.2)	$9.5

(in millions)	January 1, 2017	Charge to earnings	Cash paid	Non-cash and other	December 31, 2017
Employee termination costs	$6.9	$2.9	$(7.2)	$0.4	$3.0
Facility exit costs	13.2	2.8	(5.5)	(0.3)	10.2
Other exit costs	—	(0.2)	(0.3)	—	(0.5)
Total	$20.1	$5.5	$(13.0)	$0.1	$12.7

Restructuring liabilities of $4.5 million and $5.8 million were classified as current in other accrued expenses in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively. The long-term portion of restructuring liabilities of $5.0 million and $6.9 million were recorded in other long-term liabilities in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively, and primarily consists of facility exit costs that are expected to be paid within the next five years.
While the Company believes the recorded restructuring liabilities are adequate, revisions to current estimates may be recorded in future periods based on new information as it becomes available.
6. Other (expense) income, net
Other (expense) income, net consisted of the following gains (losses):

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Foreign currency transactions	$(4.2)	$(1.8)	$(4.3)	$(3.9)
Foreign currency denominated loans revaluation	(2.6)	(5.4)	(1.4)	(8.4)
Undesignated foreign currency derivative instruments (1)	2.2	1.2	0.9	2.2
Undesignated interest rate swap contracts (1)	—	(4.8)	—	(4.8)
Debt amendment costs	—	—	—	(4.2)
Non-operating retirement benefits (2)	3.4	2.4	6.9	4.8
Other	(0.9)	(0.9)	(1.6)	(1.7)
Total other (expense) income, net	$(2.1)	$(9.3)	$0.5	$(16.0)

(1)	Refer to “Note 14: Derivatives” for more information.

(2)	Refer to “Note 7: Employee benefit plans” for more information.

7. Employee benefit plans
The following table summarizes the components of net periodic benefit recognized in the condensed consolidated statements of operations:

	Domestic - Defined Benefit Pension Plans
	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Service cost (1)	$—	$—	$—	$—
Interest cost (2)	6.8	7.7	13.6	15.4
Expected return on plan assets (2)	(7.8)	(7.8)	(15.6)	(15.5)
Net periodic benefit	$(1.0)	$(0.1)	$(2.0)	$(0.1)

	Foreign - Defined Benefit Pension Plans
	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Service cost (1)	$0.7	$0.6	$1.4	$1.2
Interest cost (2)	3.9	4.0	7.9	7.9
Expected return on plan assets (2)	(6.4)	(6.4)	(12.9)	(12.7)
Prior service cost (2)	0.1	—	0.1	—
Net periodic benefit	$(1.7)	$(1.8)	$(3.5)	$(3.6)

	Other Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Service cost (1)	$—	$—	$—	$—
Interest cost (2)	—	0.1	—	0.1
Expected return on plan assets (2)	—	—	—	—
Net periodic cost	$—	$0.1	$—	$0.1

(1)	Service cost is included in warehouse, selling and administrative expenses.

(2)	These amounts are included in other (expense) income, net.
8. Income taxes
Income tax expense was $27.2 million and $37.4 million, and resulted in an effective tax rate of 32.7% and 23.5%, during the three months and six months ended June 30, 2018, respectively. The Company’s effective tax rate was higher than the recently reduced US federal statutory rate of 21.0% primarily due to the addition of state taxes, and the higher tax rates incurred on the company's earnings outside the US, including the expected net impact of the 2017 US Tax Cuts and Jobs Act on foreign net earnings. The increases in the effective tax rate were partially offset by the release of valuation allowances on certain tax attributes. The company's effective tax rate for the sixth month period ended June 30, 2018 was lower than its three month period effective tax rate ended June 30, 2018 mainly due to the impact of the discrete tax benefits recorded in the previous quarter.
Income tax expense was $7.3 million and $8.9 million, and resulted in an effective tax rate of 18.9% and 14.2% during the three months and six months ended June 30, 2017, respectively. The Company’s effective tax rate for the three and six month periods ended June 30, 2017 was lower than the US federal statutory rate of 35.0% primarily due to the mix of earnings in multiple jurisdictions, non-taxable interest income and the release of a valuation allowance on certain foreign tax attributes. Included in the $7.3 million and $8.9 million expense for the three and six months ended June 30, 2017 was $1.3 million and $3.5 million benefit, respectively, related to excess tax benefits from share-based compensation.

Impacts of the Tax Cuts and Jobs Act
On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”) was signed into US law. In addition to reduction of the corporate tax rate from 35 percent to 21 percent, the Tax Act contains significant changes to corporate taxation. Beginning in 2018, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions become effective. Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate the provision of the Tax Act and application of ASC 740. Under US GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future US inclusions in taxable income related to GILTI as a current-period expense when occurred (the “period cost method”) or (2) factoring such amounts into a Company's measurement of its deferred taxes (the “deferred method”). As the Company is still evaluating the impact of the Tax Act, no accounting policy election has been made yet regarding which method the Company will utilize for GILTI.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017 and in its interim financial statements for the three and six months ended June 30, 2018. As a result of the Tax Act, the Company recorded provisional amounts in 2017 including a one-time repatriation tax of $76.5 million, $47.6 million of foreign tax credits, of which $34.0 million was recorded as a deferred tax asset, net of a valuation allowance. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. The accounting is expected to be complete within the measurement period of one year from December 22, 2017.
9. Earnings per share
The following table presents the basic and diluted earnings per share computations:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2018	2017	2018	2017
Basic:
Net income	$56.1	$31.3	$121.5	$53.9
Less: earnings allocated to participating securities	0.1	0.1	0.2	0.1
Earnings allocated to common shares outstanding	$56.0	$31.2	$121.3	$53.8
Weighted average common shares outstanding	141.1	140.1	141.0	139.8
Basic income per common share	$0.40	$0.22	$0.86	$0.38
Diluted:
Net income	$56.1	$31.3	$121.5	$53.9
Less: earnings allocated to participating securities	—	—	—	—
Earnings allocated to common shares outstanding	$56.1	$31.3	$121.5	$53.9
Weighted average common shares outstanding	141.1	140.1	141.0	139.8
Effect of dilutive securities: stock compensation plans (1)	0.9	1.2	1.0	1.4
Weighted average common shares outstanding – diluted	142.0	141.3	142.0	141.2
Diluted income per common share	$0.40	$0.22	$0.86	$0.38

(1)
Stock options to purchase 1.5 million and 0.9 million shares of common stock were outstanding during the three months ended June 30, 2018 and 2017, respectively, but were not included in the calculation of diluted income per share as the impact of these stock options would have been anti-dilutive. Stock options to purchase 1.4 million and 0.8 million shares of common stock were outstanding during the six months ended June 30, 2018 and 2017, respectively, but were not included in the calculation of diluted income per share as the impact of these stock options would have been anti-dilutive.

10. Accumulated other comprehensive loss
The following tables present the changes in accumulated other comprehensive loss by component, net of tax:

(in millions)	Cash flow hedges	Defined benefit pension items	Currency translation items	Total
Balance as of December 31, 2017	$6.7	$(1.2)	$(284.0)	$(278.5)
Impact due to adoption of ASU 2017-12 (1)	0.5	—	—	0.5
Other comprehensive income (loss) before reclassifications	11.6	—	(63.0)	(51.4)
Amounts reclassified from accumulated other comprehensive (loss) income	(2.2)	0.1	—	(2.1)
Net current period other comprehensive income (loss)	$9.9	$0.1	$(63.0)	$(53.0)
Balance as of June 30, 2018	$16.6	$(1.1)	$(347.0)	$(331.5)

Balance as of December 31, 2016	$—	$1.2	$(391.1)	$(389.9)
Other comprehensive income before reclassifications	—	—	63.2	63.2
Amounts reclassified from accumulated other comprehensive loss	—	(0.1)	—	(0.1)
Net current period other comprehensive (loss) income	$—	$(0.1)	$63.2	$63.1
Balance as of June 30, 2017	$—	$1.1	$(327.9)	$(326.8)

(1)	Adjusted due to the adoption of ASU 2017-12 “Targeted Improvements to Accounting for Hedging Activities” on January 1, 2018. Refer to “Note 2: Significant accounting policies” for more information.

The following is a summary of the amounts reclassified from accumulated other comprehensive loss to net income:

	Three months ended June 30,
(in millions)	2018 (1)	2017 (1)	Location of impact on statement of operations
Amortization of defined benefit pension items:
Prior service cost (credits)	$0.1	$(0.1)	Other (expense) income, net
Tax expense	—	—	Income tax expense
Net of tax	$0.1	$(0.1)
Cash flow hedges:
Interest rate swap contracts	$(3.0)	$—	Interest expense
Tax expense	0.8	—	Income tax expense
Net of tax	$(2.2)	$—
Total reclassifications for the period	$(2.1)	$(0.1)

	Six months ended June 30,
(in millions)	2018 (1)	2017 (1)	Location of impact on statement of operations
Amortization of defined benefit pension items:
Prior service cost (credits)	$0.1	$(0.1)	Other (expense) income, net
Tax expense	—	—	Income tax expense
Net of tax	$0.1	$(0.1)
Cash flow hedges:
Interest rate swap contracts	$(3.0)	$—	Interest expense
Tax expense	0.8	—	Income tax expense
Net of tax	$(2.2)	$—
Total reclassifications for the period	$(2.1)	$(0.1)

(1)	Amounts in parentheses indicate credits to net income in the condensed consolidated statement of operations.
Foreign currency gains and losses relating to intercompany borrowings that are considered a part of the Company’s investment in a foreign subsidiary are reflected in accumulated other comprehensive loss. There were no foreign currency gains and losses related to such intercompany borrowings for the three month periods ended June 30, 2018 and 2017. Total foreign currency gains related to such intercompany borrowings were nil and $0.5 million for the six month periods ended June 30, 2018 and 2017, respectively.

11. Debt
Short-term financing
Short-term financing consisted of the following:

(in millions)	June 30, 2018	December 31, 2017
Amounts drawn under credit facilities	$6.2	$9.1
Bank overdrafts	2.0	4.3
Total short-term financing	$8.2	$13.4
As of June 30, 2018 and December 31, 2017, the Company had $152.1 million and $147.0 million in outstanding letters of credit and guarantees, respectively.
Long-term debt
Long-term debt consisted of the following:

(in millions)	June 30, 2018	December 31, 2017
Senior Term Loan Facilities:
Term B Loan due 2024, variable interest rate of 4.59% and 4.07% at June 30, 2018 and December 31, 2017, respectively	$1,747.8	$2,277.8
Asset Backed Loan (ABL) Facilities:
North American ABL Facility due 2020, variable interest rate of 3.55% and 5.00% at June 30, 2018 and December 31, 2017, respectively	434.2	155.0
North American ABL Term Loan due 2018, fully paid off at June 30, 2018 and variable interest rate of 4.44% at December 31, 2017	—	16.7
Euro ABL Facility due 2019, variable interest rate of 1.75% at June 30, 2018	59.6	—
Senior Unsecured Notes:
Senior Unsecured Notes due 2023, fixed interest rate of 6.75% at June 30, 2018 and December 31, 2017	399.5	399.5
Capital lease obligations	54.1	60.9
Total long-term debt before discount	$2,695.2	$2,909.9
Less: unamortized debt issuance costs and discount on debt	(25.5)	(27.9)
Total long-term debt	$2,669.7	$2,882.0
Less: current maturities	(79.6)	(62.0)
Total long-term debt, excluding current maturities	$2,590.1	$2,820.0

The weighted average interest rate on long-term debt was 4.32% and 4.50% as of June 30, 2018 and December 31, 2017, respectively.
During 2018, Univar made three early repayments totaling $530.0 million of which $230.0 million were made during the three months ended June 30, 2018 against the balance of its Term B Loan due 2024. The repayments utilized a combination of existing cash balances and ABL Facilities and resulted in cash balances being remitted to the US from non-US subsidiaries. These early repayments have no impact on the Company’s leverage ratio but are expected to reduce net interest expense.
12. Supplemental balance sheet information
Property, plant and equipment, net

(in millions)	June 30, 2018	December 31, 2017
Property, plant and equipment, at cost	$1,916.0	$1,930.2
Less: accumulated depreciation	(951.8)	(927.2)
Property, plant and equipment, net	$964.2	$1,003.0
Capital lease assets, net

Included within property, plant and equipment, net are assets related to capital leases where the Company is the lessee. The below table summarizes the cost and accumulated depreciation related to these assets:

(in millions)	June 30, 2018	December 31, 2017
Capital lease assets, at cost	$82.8	$86.0
Less: accumulated depreciation	(30.6)	(27.0)
Capital lease assets, net	$52.2	$59.0

Intangible assets, net
The gross carrying amounts and accumulated amortization of the Company’s intangible assets were as follows:

	June 30, 2018			December 31, 2017
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships	$854.0	$(601.3)	$252.7	$853.5	$(582.1)	$271.4
Other	175.8	(161.4)	14.4	177.8	(161.5)	16.3
Total intangible assets	$1,029.8	$(762.7)	$267.1	$1,031.3	$(743.6)	$287.7
Other intangible assets consist of intellectual property trademarks, trade names, supplier relationships, non-compete agreements and exclusive distribution rights.
Other accrued expenses
As of June 30, 2018, there were no components within other accrued expenses that were greater than five percent of total current liabilities. As of December 31, 2017, other accrued expenses that were greater than five percent of total current liabilities consisted of customer prepayments and deposits, which were $97.7 million.
13. Fair value measurements
Items measured at fair value on a recurring basis
The following table presents the Company’s gross assets and liabilities measured on a recurring basis:

	Level 2		Level 3
(in millions)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Financial current assets:
Forward currency contracts	$0.6	$0.3	$—	$—
Interest rate swap contracts	12.7	1.2	—	—
Financial non-current assets:
Interest rate swap contracts	11.9	10.6	—	—
Financial current liabilities:
Forward currency contracts	0.1	0.4	—	—
Contingent consideration	—	—	0.5	—
Financial non-current liabilities:
Contingent consideration	—	—	0.3	0.4
The net amounts by legal entity related to forward currency contracts included in prepaid and other current assets were $0.6 million and $0.2 million as of June 30, 2018 and December 31, 2017, respectively. The net amounts related to foreign currency contracts included in other accrued expenses were $0.1 million and $0.3 million as of June 30, 2018 and December 31, 2017, respectively.
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

(in millions)	Contingent Consideration
Fair value as of December 31, 2017	$0.4
Fair value adjustments	0.5
Foreign currency	(0.1)
Fair value as of June 30, 2018	$0.8
The change in the fair value and payments related to the contingent consideration are recorded in the other, net line item of the operating activities within the condensed consolidated statement of cash flows.
Financial instruments not carried at fair value
The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	June 30, 2018		December 31, 2017
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt including current portion (Level 2)	$2,669.7	$2,707.1	$2,882.0	$2,939.7
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
As of June 30, 2018 and December 31, 2017, the Company had interest rate swap contracts with a total notional amount of $1.5 billion and $2.0 billion, respectively, whereby a fixed rate of interest (weighted-average of 1.70%) is paid and a variable rate of interest (three-month LIBOR) is received as calculated on the notional amount.
As of July 6, 2017, the Company designated the interest rate swaps as a cash flow hedge in an effort to reduce the mark-to-market volatility recognized within the condensed consolidated statement of operations. As of June 30, 2018, the interest rate swaps held by the Company continue to qualify for hedge accounting. Prior to the hedge accounting designation, changes in fair value of the interest rate swap contracts were recognized directly in other (expense) income, net in the condensed consolidated statement of operations. Refer to “Note 6: Other (expense) income, net” for additional information. With the adoption of ASU 2017-12, the Company recognizes the changes in fair value of the interest rate swap contracts, whether it is due to effectiveness or ineffectiveness, in other comprehensive income and subsequently is reclassified to the income statement when the hedged item impacts earnings.
During the three and six months ended June 30, 2018, there were $3.0 million in gains on our interest rate swap contracts that were reclassified to interest expense in the condensed consolidated statement of operations. As of June 30, 2018, we estimate that $12.7 million of derivative gains included in accumulated other comprehensive loss will be reclassified into the condensed consolidated statement of operations within the next 12 months. The activity related to our cash flow hedges is included in “Note 10: Accumulated other comprehensive loss.”

The fair value of interest rate swaps is recorded either in prepaids and other current assets, other assets, other accrued expenses or other long-term liabilities in the condensed consolidated balance sheets. As of June 30, 2018 and December 31, 2017, a current asset of $12.7 million and $1.2 million was included in other current assets, respectively. As of June 30, 2018 and December 31, 2017, a non-current asset of $11.9 million and $10.6 million was included in other assets, respectively.

Foreign currency derivatives
The Company uses forward currency contracts to hedge earnings from the effects of foreign exchange relating to certain of the Company’s monetary assets and liabilities denominated in a foreign currency. These derivative instruments are not formally designated as hedges by the Company and the terms of these instruments range from one to three months. Forward currency contracts are recorded at fair value in either prepaid expenses and other current assets or other accrued expenses in the condensed consolidated balance sheet, reflecting their short-term nature. The fair value adjustments and gains and losses are included in other (expense) income, net within the condensed consolidated statements of operations. Refer to “Note 6: Other (expense) income, net” for more information. The total notional amount of undesignated forward currency contracts were $125.9 million and $134.0 million as of June 30, 2018 and December 31, 2017, respectively.
Cash flows associated with derivative financial instruments are recognized in the operating section of the condensed consolidated statement of cash flows.
15. Business combinations
2018 Acquisitions
Acquisition of Earthoil
On May 31, 2018, the Company completed an acquisition of 100% of the equity interest in Earthoil Plantations Limited (“Earthoil”), a supplier of pure, organic, fair trade essential and cold-pressed vegetable seed oils used in the naturals, organic beauty, and personal care markets. The acquisition expands and strengthens Univar’s existing global natural beauty and personal care product line.
The purchase price of the acquisition was $13.7 million. The purchase price allocation includes goodwill of $2.5 million and intangibles of $6.1 million. The operating results subsequent to the acquisition date did not have a significant impact on the consolidated financial statement of the Company. The initial accounting for this acquisition has only been preliminarily determined, and is subject to final working capital and other purchase agreement adjustments.
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

The total purchase price of the combined 2017 acquisitions was $21.7 million (net of cash acquired of $0.2 million). The purchase price allocation includes goodwill of $1.0 million and intangibles of $5.3 million. Purchase price adjustments on the 2017 acquisitions resulted in a decrease of $3.2 million to goodwill recorded in 2018. The adjustments were primarily attributable to net cash proceeds of $2.2 million and $1.1 million increase in the value allocated to intangible assets.
The operating results subsequent to the acquisition dates did not have a significant impact on the consolidated financial statement of the Company. The initial purchase price of the 2017 acquisitions was $23.9 million (net of cash acquired of $0.2 million). The accounting for these acquisitions is largely complete and expected to be finalized in the third quarter of 2018.
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
The Company is not aware of any claims, lawsuits, regulatory matters or administrative proceedings, pending or threatened, that are material to its overall financial position, results of operations or cash flows. However, the Company cannot predict the outcome of any claims or litigation or the potential for future claims or litigation.
The Company is subject to liabilities from claims alleging personal injury from exposure to asbestos. The claims result primarily from an indemnification obligation related to Univar USA Inc.’s (“Univar”) 1986 purchase of McKesson Chemical Company from McKesson Corporation (“McKesson”). Univar is also a defendant in a small number of asbestos claims. As of June 30, 2018, there were fewer than 230 asbestos-related claims for which the Company has liability for defense and indemnity pursuant to the indemnification obligation. The volume of such cases has decreased in recent quarters. Historically, the vast majority of the claims against both McKesson and Univar have been dismissed without payment. The Company does incur costs in defending these claims. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of these matters will have a material effect on its overall financial position, results of operations or cash flows. However, the Company cannot predict the outcome of any present or future claims or litigation and adverse developments could negatively impact earnings or cash flows in a particular future period.
Environmental
The Company is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively “environmental remediation work”) at approximately 134 locations, some that are now or were previously Company-owned/occupied and some that were never Company-owned/occupied (“non-owned sites”).
The Company’s environmental remediation work at some sites is being conducted pursuant to governmental proceedings or investigations. At other sites, the Company, with appropriate state or federal agency oversight and approval, is conducting the environmental remediation work voluntarily. The Company is currently undergoing remediation efforts or is in the process of active review of the need for potential remediation efforts at approximately 108 current or formerly Company-owned/occupied sites. In addition, the Company may be liable for a share of the clean-up of approximately 26 non-owned sites. These non-owned sites are typically (a) locations of independent waste disposal or recycling operations with alleged or confirmed contaminated soil and/or groundwater to which the Company may have shipped waste products or drums for re-conditioning, or (b) contaminated non-owned sites near historical sites owned or operated by the Company or its predecessors from which contamination is alleged to have arisen.
In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; changes in the scope of remediation; the interpretation, application and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of the Company’s involvement at various sites for which the Company is allegedly associated. It is the Company's policy to record appropriate liabilities on a case by case basis when remedial efforts or claims are probable and the costs are reasonable to estimate. We continually monitor our own sites and work with other potentially responsible parties to deploy feasible remediation techniques. The recorded liabilities are adjusted periodically as remediation progresses or other relevant information becomes available. The level of annual expenditures for remedial, monitoring and investigatory activities will change in the future as components of planned remediation activities are completed and the scope, timing and costs of remediation are changed. Given the uncertainties regarding laws, regulations, technology, information related to sites and potentially responsible parties, the Company does not believe it is possible to develop an estimate of the range of reasonably possible losses in excess of the recorded liabilities. Project lives vary, depending on the specific site and type of remediation project. Associated cash payments are expected to be paid from operating activities.

Changes in total environmental liabilities are as follows:

	Six months ended June 30,
(in millions)	2018	2017
Environmental liabilities at beginning of period	$89.2	$95.8
Revised obligation estimates	5.0	6.9
Environmental payments	(8.0)	(10.0)
Foreign exchange	(0.1)	0.3
Environmental liabilities at end of period	$86.1	$93.0
Environmental liabilities of $27.4 million and $29.1 million were classified as current in other accrued expenses in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively. The long-term portion of environmental liabilities is recorded in other long-term liabilities in the condensed consolidated balance sheets.
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
CBP, however, continued its investigation on the importation of saccharin by the Company’s subsidiary, Univar USA Inc. On July 21, 2014, CBP sent the Company a “Pre-Penalty Notice” indicating the imposition of a penalty against Univar USA Inc. in the amount of approximately $84.0 million. Univar USA Inc. responded to CBP that the proposed penalty was not justified. On October 1, 2014, the CBP issued a penalty notice to Univar USA Inc. for $84.0 million and has reaffirmed this penalty notice. On August 6, 2015, the DOJ filed a complaint on CBP’s behalf against Univar USA Inc. in the Court of International Trade seeking approximately $84.0 million in allegedly unpaid duties and penalties, plus interest. The Company continues to defend this matter vigorously. Discovery has largely concluded and a dispositive motion is pending. Univar USA Inc. has not recorded a liability related to this matter as the Company believes a loss is not probable. Although the Company believes its position is strong, it cannot guarantee the outcome of this or other litigation.
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

Financial information for the Company’s segments is as follows:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Three Months Ended June 30, 2018
Net sales:
External customers	$1,309.8	$450.9	$511.9	$100.0	$—	$2,372.6
Inter-segment	37.9	2.2	1.2	—	(41.3)	—
Total net sales	$1,347.7	$453.1	$513.1	$100.0	$(41.3)	$2,372.6
Cost of goods sold	1,056.9	384.2	394.9	77.4	(41.3)	1,872.1
Gross profit	$290.8	$68.9	$118.2	$22.6	$—	$500.5
Outbound freight and handling	56.7	12.0	15.8	2.0	—	86.5
Warehousing, selling and administrative	136.9	22.3	62.3	11.5	7.9	240.9
Adjusted EBITDA	$97.2	$34.6	$40.1	$9.1	$(7.9)	$173.1
Other operating expenses, net						11.0
Depreciation						30.9
Amortization						13.8
Interest expense, net						32.0
Other expense, net						2.1
Income tax expense						27.2
Net income						$56.1
Total assets	$3,310.1	$1,758.6	$1,017.3	$220.6	$(597.5)	$5,709.1

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Three Months Ended June 30, 2017
Net sales:
External customers	$1,191.1	$492.4	$463.7	$99.8	$—	$2,247.0
Inter-segment	35.0	2.3	1.2	0.2	(38.7)	—
Total net sales	$1,226.1	$494.7	$464.9	$100.0	$(38.7)	$2,247.0
Cost of goods sold	950.4	427.2	360.2	81.5	(38.7)	1,780.6
Gross profit	$275.7	$67.5	$104.7	$18.5	$—	$466.4
Outbound freight and handling	47.3	9.2	13.8	1.6	—	71.9
Warehousing, selling and administrative	136.6	21.8	56.7	12.0	8.9	236.0
Adjusted EBITDA	$91.8	$36.5	$34.2	$4.9	$(8.9)	$158.5
Other operating expenses, net						24.2
Depreciation						34.1
Amortization						16.5
Interest expense, net						35.8
Other expense, net						9.3
Income tax expense						7.3
Net income						$31.3
Total assets	$3,643.1	$2,129.5	$972.2	$223.7	$(1,161.6)	$5,806.9

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Six Months Ended June 30, 2018
Net sales:
External customers	$2,514.2	$764.3	$1,050.5	$201.6	$—	$4,530.6
Inter-segment	73.0	4.2	2.6	0.1	(79.9)	—
Total net sales	$2,587.2	$768.5	$1,053.1	$201.7	$(79.9)	$4,530.6
Cost of goods sold	2,017.5	637.2	810.9	157.8	(79.9)	3,543.5
Gross profit	$569.7	$131.3	$242.2	$43.9	$—	$987.1
Outbound freight and handling	106.6	22.4	32.8	4.0	—	165.8
Warehousing, selling and administrative	274.7	44.8	124.6	23.0	14.8	481.9
Adjusted EBITDA	$188.4	$64.1	$84.8	$16.9	$(14.8)	$339.4
Other operating expenses, net						24.6
Depreciation						62.3
Amortization						27.2
Interest expense, net						66.9
Other income, net						(0.5)
Income tax expense						37.4
Net income						$121.5
Total assets	$3,310.1	$1,758.6	$1,017.3	$220.6	$(597.5)	$5,709.1

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Six Months Ended June 30, 2017
Net sales:
External customers	$2,342.0	$799.7	$903.4	$200.7	$—	$4,245.8
Inter-segment	66.2	4.1	2.5	0.3	(73.1)	—
Total net sales	$2,408.2	$803.8	$905.9	$201.0	$(73.1)	$4,245.8
Cost of goods sold	1,869.6	680.5	699.4	163.6	(73.1)	3,340.0
Gross profit	$538.6	$123.3	$206.5	$37.4	$—	$905.8
Outbound freight and handling	94.1	18.4	27.2	3.2	—	142.9
Warehousing, selling and administrative	271.4	43.8	111.4	22.6	15.3	464.5
Adjusted EBITDA	$173.1	$61.1	$67.9	$11.6	$(15.3)	$298.4
Other operating expenses, net						44.0
Depreciation						70.0
Amortization						33.2
Interest expense, net						71.6
Loss on extinguishment of debt						0.8
Other expense, net						16.0
Income tax expense						8.9
Net income						$53.9
Total assets	$3,643.1	$2,129.5	$972.2	$223.7	$(1,161.6)	$5,806.9

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
We monitor the results of our operating segments separately for the purposes of making decisions about resource allocation and performance assessment. We evaluate performance on the basis of Adjusted EBITDA, which we define as our consolidated net income, plus the sum of interest expense, net of interest income, income tax expense, depreciation, amortization, loss on extinguishment of debt, other operating expenses, net (which primarily consists of acquisition and integration related expenses, employee stock-based compensation expense, restructuring charges, other employee termination costs, business optimization, and other unusual or non-recurring expenses) and other (expense) income, net (which consists of gains and losses on foreign currency transactions and undesignated derivative instruments, debt refinancing costs, non-operating retirement benefits, and other non-operating activity). We believe that Adjusted EBITDA is an important indicator of operating performance because:

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
The following is management’s discussion and analysis of the financial condition and results of operations for the three and six months ended June 30, 2018 as compared to the corresponding period in the prior year. Information included in this section for reported sales volumes and pricing utilize an average price at the consolidated level and respective reporting segment levels.  In certain reporting segments we utilized country and revenue stream information to provide a more accurate representation of changes to the business. This discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, set forth in this report under “Financial Statements” and our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations
The following tables set forth, for the periods indicated, certain statements of operations data first on the basis of reported data and then as a percentage of total net sales for the relevant period.
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

	Three Months Ended				Favorable (unfavorable)	% Change	Impact of currency (1)
(in millions)	June 30, 2018		June 30, 2017
Net sales	$2,372.6	100.0%	$2,247.0	100.0%	$125.6	5.6%	2.0%
Cost of goods sold	1,872.1	78.9%	1,780.6	79.2%	(91.5)	5.1%	(2.0)%
Gross profit	$500.5	21.1%	$466.4	20.8%	$34.1	7.3%	1.9%
Operating expenses:
Outbound freight and handling	86.5	3.6%	71.9	3.2%	(14.6)	20.3%	(1.9)%
Warehousing, selling and administrative	240.9	10.2%	236.0	10.5%	(4.9)	2.1%	(1.8)%
Other operating expenses, net	11.0	0.5%	24.2	1.1%	13.2	(54.5)%	—%
Depreciation	30.9	1.3%	34.1	1.5%	3.2	(9.4)%	(1.5)%
Amortization	13.8	0.6%	16.5	0.7%	2.7	(16.4)%	(1.2)%
Total operating expenses	$383.1	16.1%	$382.7	17.0%	$(0.4)	0.1%	(1.7)%
Operating income	$117.4	4.9%	$83.7	3.7%	$33.7	40.3%	2.8%
Other (expense) income:
Interest income	0.9	—%	0.8	—%	0.1	12.5%	(12.5)%
Interest expense	(32.9)	(1.4)%	(36.6)	(1.6)%	3.7	(10.1)%	—%
Other expense, net	(2.1)	(0.1)%	(9.3)	(0.4)%	7.2	77.4%	3.2%
Total other expense	$(34.1)	(1.4)%	$(45.1)	(2.0)%	$11.0	(24.4)%	0.5%
Income before income taxes	83.3	3.5%	38.6	1.7%	44.7	115.8%	6.5%
Income tax expense	27.2	1.1%	7.3	0.3%	(19.9)	272.6%	(12.3)%
Net income	$56.1	2.4%	$31.3	1.4%	$24.8	79.2%	5.1%

(1)	Foreign currency translation is included in the percentage change. Unfavorable impacts from foreign currency translation are designated with parentheses.
Net sales

Net sales percentage change due to:
Acquisitions	0.4%
Reported sales volumes	(1.3)%
Sales pricing and product mix	4.5%
Foreign currency translation	2.0%
Total	5.6%
Net sales were $2,372.6 million for the three months ended June 30, 2018, an increase of $125.6 million, or 5.6%, from the three months ended June 30, 2017. On a constant currency basis, net sales increased due to sales pricing and product mix improvements in all segments, partially offset by lower reported sales volumes in Canada, EMEA and ROW for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Net sales also increased from the January 2018 Kemetyl and May 2018 Earthoil acquisitions in EMEA and the September 2017 Tagma acquisition in the Rest of World segment. Refer to the “Segment results” for the three months ended June 30, 2018 discussion for additional information.

Gross profit

Gross profit percentage change due to:
Acquisitions	0.6%
Reported sales volumes	(1.3)%
Sales pricing, product costs and other adjustments	6.1%
Foreign currency translation	1.9%
Total	7.3%
Gross profit increased $34.1 million, or 7.3%, to $500.5 million for the three months ended June 30, 2018. The increase in gross profit is attributable to higher average selling prices resulting from changes in market and product mix and sales force execution. The increase in gross profit from acquisitions was attributable to the January 2018 Kemetyl and May 2018 Earthoil acquisitions in EMEA and the September 2017 Tagma acquisition in the Rest of World segment. Gross margin, which we define as gross profit divided by net sales, increased to 21.1% for the three months ended June 30, 2018 from 20.8% for the three months ended June 30, 2017. Refer to the “Segment results” for the three months ended June 30, 2018 discussion for additional information.
Outbound freight and handling
Outbound freight and handling expenses increased $14.6 million, or 20.3%, to $86.5 million for the three months ended June 30, 2018. On a constant currency basis, outbound freight and handling expenses increased $13.2 million, or 18.4%, primarily due to higher delivery costs resulting from capacity constraints and higher fuel costs, partially offset by lower reported sales volumes. Refer to the “Segment results” for the three months ended June 30, 2018 discussion for additional information.
Warehousing, selling and administrative
Warehousing, selling and administrative expenses increased $4.9 million, or 2.1%, to $240.9 million for the three months ended June 30, 2018. On a constant currency basis, the $0.6 million increase is primarily due to focused investments in resources and capabilities to meet our sales force and digital initiative objectives. These costs were partially offset by lower bad debt charges, lower environmental remediation expense and cost containment efforts across all of our segments. Refer to the “Segment results” for the three months ended June 30, 2018 discussion for additional information.
Other operating expenses, net
Other operating expenses, net decreased $13.2 million from $24.2 million for the three months ended June 30, 2017 to $11.0 million for the three months ended June 30, 2018. The decrease was related to the reduction in costs incurred to support the transformation of the US business, lower restructuring charges and lower stock-based compensation. The decrease was partially offset by higher other employee termination costs and higher acquisition and integration related expenses. Refer to “Note 4: Other operating expenses, net” and “Note 5: Restructuring charges” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Depreciation and amortization
Depreciation expense decreased $3.2 million, or 9.4%, to $30.9 million for the three months ended June 30, 2018. On a constant currency basis, the $3.7 million decrease was primarily due to assets reaching the end of their useful lives.
Amortization expense decreased $2.7 million, or 16.4%, to $13.8 million for the three months ended June 30, 2018. On a constant currency basis, the decrease of $2.9 million was primarily attributable to intangibles reaching the end of their useful lives.
Interest expense
Interest expense decreased $3.7 million, or 10.1%, to $32.9 million for the three months ended June 30, 2018 primarily due to lower average outstanding borrowings. Refer to “Note 11: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other expense, net
Other expense, net decreased $7.2 million, or 77.4%, from $9.3 million for the three months ended June 30, 2017 to $2.1 million for the three months ended June 30, 2018. The decrease was primarily related to the absence of losses from interest rate swap contracts as the Company designated the interest rate swaps as a cash flow hedge in the third quarter of 2017. The decrease was also due to the reduced exposure to exchange movements on foreign currency denominated loans due to the Euro Term B loan repayment in November 2017. Refer to “Note 6: Other (expense) income, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Income tax expense
Income tax expense was $27.2 million, and resulted in an effective tax rate of 32.7%, during the three months ended June 30, 2018. The Company’s effective tax rate for the three month period ended June 30, 2018 was higher than the recently reduced US federal statutory rate of 21.0%, primarily due to the addition of state taxes, and the higher tax rates incurred on the company's earnings outside the US, including the expected net impact of the 2017 US Tax Cuts and Jobs Act on foreign net earnings. These increases in the effective tax rate were partially offset by the release of valuation allowances on certain tax attributes.
Income tax expense was $7.3 million, and resulted in an effective tax rate of 18.9%, during the three months ended June 30, 2017. The Company’s effective tax rate for three months ended June 30, 2017 was lower than the US federal statutory rate of 35.0%, primarily due to the mix of earnings in multiple jurisdictions, non-taxable interest income and the release of a valuation allowance on certain foreign tax attributes.
Segment results
Our Adjusted EBITDA by operating segment and in aggregate is summarized in the following tables:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Three months ended June 30, 2018
Net sales:
External customers	$1,309.8	$450.9	$511.9	$100.0	$—	$2,372.6
Inter-segment	37.9	2.2	1.2	—	(41.3)	—
Total net sales	$1,347.7	$453.1	$513.1	$100.0	$(41.3)	$2,372.6
Cost of goods sold	1,056.9	384.2	394.9	77.4	(41.3)	1,872.1
Gross profit	$290.8	$68.9	$118.2	$22.6	$—	$500.5
Outbound freight and handling	56.7	12.0	15.8	2.0	—	86.5
Warehousing, selling and administrative	136.9	22.3	62.3	11.5	7.9	240.9
Adjusted EBITDA	$97.2	$34.6	$40.1	$9.1	$(7.9)	$173.1
Other operating expenses, net						11.0
Depreciation						30.9
Amortization						13.8
Interest expense, net						32.0
Other expense, net						2.1
Income tax expense						27.2
Net income						$56.1

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Three months ended June 30, 2017
Net sales:
External customers	$1,191.1	$492.4	$463.7	$99.8	$—	$2,247.0
Inter-segment	35.0	2.3	1.2	0.2	(38.7)	—
Total net sales	$1,226.1	$494.7	$464.9	$100.0	$(38.7)	$2,247.0
Cost of goods sold	950.4	427.2	360.2	81.5	(38.7)	1,780.6
Gross profit	$275.7	$67.5	$104.7	$18.5	$—	$466.4
Outbound freight and handling	47.3	9.2	13.8	1.6	—	71.9
Warehousing, selling and administrative	136.6	21.8	56.7	12.0	8.9	236.0
Adjusted EBITDA	$91.8	$36.5	$34.2	$4.9	$(8.9)	$158.5
Other operating expenses, net						24.2
Depreciation						34.1
Amortization						16.5
Interest expense, net						35.8
Other expense, net						9.3
Income tax expense						7.3
Net income						$31.3

(1)
Other/Eliminations represents the elimination of intersegment transactions as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.

USA.

Net sales percentage change due to:		Gross profit percentage change due to:
Reported sales volumes	2.6%	Reported sales volumes	2.6%
Sales pricing and product mix	7.4%	Sales pricing, product costs and other adjustments	2.9%
Total	10.0%	Total	5.5%
External sales in the USA segment were $1,309.8 million, an increase of $118.7 million, or 10.0%, for the three months ended June 30, 2018, primarily due to higher average selling prices resulting from chemical price inflation on certain products and the Company’s efforts to improve its sales force effectiveness as well as higher reported sales volumes, primarily in bulk commodity chemicals.
Gross profit increased $15.1 million, or 5.5%, to $290.8 million for the three months ended June 30, 2018. Gross profit increased due to higher volumes and changes in product mix. Gross margin decreased from 23.1% for the three months ended June 30, 2017 to 22.2% during the three months ended June 30, 2018 reflecting the change in product mix.
Outbound freight and handling expenses increased $9.4 million, or 19.9%, to $56.7 million for the three months ended June 30, 2018 primarily due to higher delivery costs resulting from capacity constraints and higher fuel costs.
Operating expenses increased $0.3 million, or 0.2%, to $136.9 million for the three months ended June 30, 2018 primarily due to focused investments in resources and capabilities to meet our sales force and digital initiative objectives, partially offset by lower bad debt charges, lower environmental remediation expense and strong cost containment. Operating expenses as a percentage of external sales decreased from 11.5% for the three months ended June 30, 2017 to 10.5% for the three months ended June 30, 2018.
Adjusted EBITDA increased by $5.4 million, or 5.9%, to $97.2 million for the three months ended June 30, 2018 primarily as a result of higher gross profit which offset the effect of higher outbound freight and handling expenses. Adjusted EBITDA margin decreased from 7.7% in the three months ended June 30, 2017 to 7.4% for the three months ended June 30, 2018 reflecting a higher bulk commodity sales mix and higher outbound freight and handling expenses as a percentage of sales, partially offset by lower operating expenses as a percentage of sales.

Canada.

Net sales percentage change due to:		Gross profit percentage change due to:
Reported sales volumes	(13.8)%	Reported sales volumes	(6.4)%
Sales pricing and product mix	1.7%	Sales pricing, product costs and other adjustments	4.5%
Foreign currency translation	3.7%	Foreign currency translation	4.0%
Total	(8.4)%	Total	2.1%
External sales in the Canada segment were $450.9 million, a decrease of $41.5 million, or 8.4%, for the three months ended June 30, 2018. On a constant currency basis, external net sales decreased primarily due to lower sales volumes attributable to soft demand in agriculture.
Gross profit increased $1.4 million, or 2.1%, to $68.9 million in the three months ended June 30, 2018. On a constant currency basis, gross profit decreased due to lower sales volumes in agriculture which were largely offset by growth in the industrial chemical business. Gross margin increased 1.6% to 15.3% for the three months ended June 30, 2018 reflecting the lower contribution from agriculture sales in 2018.
Outbound freight and handling expenses increased $2.8 million, or 30.4%, to $12.0 million for the three months ended June 30, 2018 due to an increase in agriculture customers utilizing our services, combined with a higher cost of delivery, in the Western region.
Operating expenses increased by $0.5 million, or 2.3%, to $22.3 million for the three months ended June 30, 2018. Operating expenses as a percentage of external sales increased from 4.4% for the three months ended June 30, 2018 to 4.9% for the three months ended June 30, 2017. On a constant currency basis, operating expenses decreased $0.4 million, or 1.8%.
Adjusted EBITDA decreased by $1.9 million, or 5.2%, to $34.6 million for the three months ended June 30, 2018. On a constant currency basis, Adjusted EBITDA decreased $3.2 million, or 8.8%, attributable to soft agriculture demand. Adjusted EBITDA margin increased from 7.4% for the three months ended June 30, 2017 to 7.7% for the three months ended June 30, 2018 reflecting the lower contribution from agriculture sales in 2018.
EMEA.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	1.0%	Acquisitions	1.4%
Reported sales volumes	(9.7)%	Reported sales volumes	(9.7)%
Sales pricing and product mix	12.4%	Sales pricing, product costs and other adjustments	14.0%
Foreign currency translation	6.7%	Foreign currency translation	7.2%
Total	10.4%	Total	12.9%
External sales in the EMEA segment were $511.9 million, an increase of $48.2 million, or 10.4%, for the three months ended June 30, 2018. On a constant currency basis, external net sales increased primarily due to higher average selling prices from chemical price inflation, market and product mix improvement and sales force execution. Lower volumes are largely attributable to certain product shortages and a reduction of direct, bulk commodity sales. The increase in external net sales from acquisitions was due to the January 2018 Kemetyl and May 2018 Earthoil acquisitions.
Gross profit increased $13.5 million, or 12.9%, to $118.2 million in the three months ended June 30, 2018. On a constant currency basis, gross profit increased from higher average selling prices attributable to favorable market and product mix. The increase in gross profit from acquisitions was due to the January 2018 Kemetyl and May 2018 Earthoil acquisitions. Gross margin increased from 22.6% for the three months ended June 30, 2017 to 23.1% for the three months ended June 30, 2018 primarily due to the change in product mix and margin management initiatives.
Outbound freight and handling expenses increased $2.0 million, or 14.5%, to $15.8 million, primarily due to incremental expenses related to our Kemetyl acquisition and overall higher costs to deliver.
Operating expenses increased $5.6 million, or 9.9%, to $62.3 million for the three months ended June 30, 2018, and were flat as a percentage of external sales at 12.2% when comparing the three months ended June 30, 2017 to the three months ended June 30, 2018. On a constant currency basis, operating expenses increased $1.5 million, or 2.6%, which was primarily due to incremental expenses related to our Kemetyl acquisition and higher salary expense offset by lower environmental remediation expense and strong cost containment.
Adjusted EBITDA increased by $5.9 million, or 17.3%, to $40.1 million for the three months ended June 30, 2018. On a constant currency basis, Adjusted EBITDA increased $3.6 million, or 10.5% primarily due to increased gross margin and modest expense growth. For the three months ended June 30, 2018, the pharmaceutical finished goods product line represented approximately 30% of Adjusted EBITDA in the EMEA segment. Adjusted EBITDA margin increased from 7.4% for the three months ended June 30, 2017 to 7.8% for the three months ended June 30, 2018.
Rest of World.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	2.8%	Acquisitions	7.0%
Reported sales volumes	(17.4)%	Reported sales volumes	(14.6)%
Sales pricing and product mix	20.0%	Sales pricing, product costs and other adjustments	37.9%
Foreign currency translation	(5.2)%	Foreign currency translation	(8.1)%
Total	0.2%	Total	22.2%
External sales in the Rest of World segment were $100.0 million, an increase of $0.2 million, or 0.2%, for the three months ended June 30, 2018. On a constant currency basis, external sales increased from higher average selling prices attributable to market price inflation, shortages on certain products, changes in product mix and improved sales force effectiveness. Reported sales volumes were lower due to certain product shortages as well as the Company’s continued focus on margin management efforts. The increase in external net sales from acquisitions was due to the September 2017 Tagma acquisition.
Gross profit increased $4.1 million, or 22.2%, to $22.6 million for the three months ended June 30, 2018 due to higher average selling prices as discussed above. The increase in gross profit from acquisitions was due to the September 2017 Tagma acquisition. Gross margin increased from 18.5% for the three months ended June 30, 2017 to 22.6% for the three months ended June 30, 2018 primarily due to the factors discussed above and a shift towards higher margin products and services.
Outbound freight and handling expenses increased $0.4 million, or 25.0%, to $2.0 million for the three months ended June 30, 2018.
Operating expenses decreased $0.5 million, or 4.2%, to $11.5 million for the three months ended June 30, 2018 and decreased as a percentage of external sales from 12.0% when comparing the three months ended June 30, 2017 to 11.5% for the three months ended June 30, 2018. On a constant currency basis, operating expenses increased $0.3 million, or 2.5%.
Adjusted EBITDA increased by $4.2 million, or 85.7%, to $9.1 million for the three months ended June 30, 2018. On a constant currency basis, Adjusted EBITDA increased $4.8 million, or 98.0%, primarily due to a shift towards higher margin products and services, market price inflation and cost containment initiatives. Adjusted EBITDA margin increased from 4.9% for the three months ended June 30, 2017 to 9.1% for the three months ended June 30, 2018.

Results of Operations
The following tables set forth, for the periods indicated, certain statements of operations data first on the basis of reported data and then as a percentage of total net sales for the relevant period.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

	Six Months Ended				Favorable (unfavorable)	% Change	Impact of currency (1)
(in millions)	June 30, 2018		June 30, 2017
Net sales	$4,530.6	100.0%	$4,245.8	100.0%	$284.8	6.7%	3.0%
Cost of goods sold	3,543.5	78.2%	3,340.0	78.7%	(203.5)	6.1%	(3.0)%
Gross profit	$987.1	21.8%	$905.8	21.3%	$81.3	9.0%	3.1%
Operating expenses:
Outbound freight and handling	165.8	3.7%	142.9	3.4%	(22.9)	16.0%	(2.8)%
Warehousing, selling and administrative	481.9	10.6%	464.5	10.9%	(17.4)	3.7%	(3.4)%
Other operating expenses, net	24.6	0.5%	44.0	1.0%	19.4	(44.1)%	(0.7)%
Depreciation	62.3	1.4%	70.0	1.6%	7.7	(11.0)%	(1.9)%
Amortization	27.2	0.6%	33.2	0.8%	6.0	(18.1)%	(1.2)%
Total operating expenses	$761.8	16.8%	$754.6	17.8%	$(7.2)	1.0%	(2.6)%
Operating income	$225.3	5.0%	$151.2	3.6%	$74.1	49.0%	5.3%
Other (expense) income:
Interest income	2.1	—%	1.7	—%	0.4	23.5%	(5.9)%
Interest expense	(69.0)	(1.5)%	(73.3)	(1.7)%	4.3	(5.9)%	(0.2)%
Loss on extinguishment of debt	—	—%	(0.8)	—%	0.8	100.0%	(200.0)%
Other income (expense), net	0.5	—%	(16.0)	(0.4)%	16.5	N/M	3.1%
Total other expense	$(66.4)	(1.5)%	$(88.4)	(2.1)%	$22.0	(24.9)%	0.2%
Income before income taxes	158.9	3.5%	62.8	1.5%	96.1	153.0%	13.2%
Income tax expense	37.4	0.8%	8.9	0.2%	(28.5)	320.2%	(5.6)%
Net income	$121.5	2.7%	$53.9	1.3%	$67.6	125.4%	14.5%

(1)	Foreign currency translation is included in the percentage change. Unfavorable impacts from foreign currency translation are designated with parentheses.
Net sales

Net sales percentage change due to:
Acquisitions	0.4%
Reported sales volumes	(2.4)%
Sales pricing and product mix	5.7%
Foreign currency translation	3.0%
Total	6.7%
Net sales were $4,530.6 million for the six months ended June 30, 2018, an increase of $284.8 million, or 6.7%, from the six months ended June 30, 2017. On a constant currency basis, net sales increased due to chemical price inflation and sales pricing and product mix improvements in all segments, partially offset by lower reported sales volumes in Canada, EMEA and ROW for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Net sales also increased from the January 2018 Kemetyl and May 2018 Earthoil acquisitions in EMEA and the September 2017 Tagma acquisition in the Rest of World segment. Refer to the “Segment results” for the six months ended June 30, 2018 discussion for additional information.

Gross profit

Gross profit percentage change due to:
Acquisitions	0.6%
Reported sales volumes	(2.4)%
Sales pricing, product costs and other adjustments	7.7%
Foreign currency translation	3.1%
Total	9.0%
Gross profit increased $81.3 million, or 9.0%, to $987.1 million for the six months ended June 30, 2018. The increase in gross profit is attributable to higher average selling prices resulting from changes in market and product mix and sales force execution. The increase in gross profit from acquisitions was attributable to the January 2018 Kemetyl and May 2018 Earthoil acquisitions in EMEA and the September 2017 Tagma acquisition in the Rest of World segment. Gross margin, which we define as gross profit divided by net sales, increased to 21.8% for the six months ended June 30, 2018 from 21.3% for the six months ended June 30, 2017. Refer to the “Segment results” for the six months ended June 30, 2018 discussion for additional information.
Outbound freight and handling
Outbound freight and handling expenses increased $22.9 million, or 16.0%, to $165.8 million for the six months ended June 30, 2018. On a constant currency basis, outbound freight and handling expenses increased $18.8 million, or 13.2% primarily due to higher delivery costs resulting from capacity constraints and higher fuel costs, partially offset by lower reported sales volumes. Refer to the “Segment results” for the six months ended June 30, 2018 discussion for additional information.
Warehousing, selling and administrative
Warehousing, selling and administrative expenses increased $17.4 million, or 3.7%, to $481.9 million for the six months ended June 30, 2018. On a constant currency basis, the $4.1 million increase is primarily due to focused investments in resources and capabilities to meet our sales force and digital initiative objectives. These costs were partially offset by cost containment efforts across all of our segments, lower medical expenses, lower bad debt charges and lower environmental remediation expenses in the current year. Refer to the “Segment results” for the six months ended June 30, 2018 discussion for additional information.
Other operating expenses, net
Other operating expenses, net decreased $19.4 million from $44.0 million for the six months ended June 30, 2017 to $24.6 million for the six months ended June 30, 2018. The decrease was related to the reduction in costs incurred to support the transformation of the US business and lower restructuring charges. The decrease was partially offset by higher stock-based compensation, higher other employee termination costs and higher acquisition and integration related expenses. Refer to “Note 4: Other operating expenses, net” and “Note 5: Restructuring charges” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Depreciation and amortization
Depreciation expense decreased $7.7 million, or 11.0%, to $62.3 million for the six months ended June 30, 2018. On a constant currency basis, the $9.0 million decrease was primarily due to assets reaching the end of their useful lives.
Amortization expense decreased $6.0 million, or 18.1%, to $27.2 million for the six months ended June 30, 2018. On a constant currency basis, the decrease of $6.4 million was primarily attributable to intangibles reaching the end of their useful lives.
Interest expense
Interest expense decreased $4.3 million, or 5.9%, to $69.0 million for the six months ended June 30, 2018 primarily due to lower average outstanding borrowings. Refer to “Note 11: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other income (expense), net
Other income (expense), net decreased $16.5 million, or 103.1%, from an expense of $16.0 million for the six months ended June 30, 2017 to and income of $0.5 million for the six months ended June 30, 2018. The decrease was primarily related to the reduced exposure to exchange movements on foreign currency denominated loans due to the Euro Term B loan repayment in November 2017. The decrease was also due to the absence of losses from interest rate swap contracts as the Company designated the interest rate swaps as a cash flow hedge in the third quarter of 2017 and the absence of debt amendment fees for the January

2017 amendment of the Senior Term B loan agreement. Refer to “Note 6: Other (expense) income, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Income tax expense
Income tax expense was $37.4 million, and resulted in an effective tax rate of 23.5%, during the six months ended June 30, 2018. The Company’s effective tax rate for the six month period ended June 30, 2018 was higher than the recently reduced US federal statutory rate of 21%, primarily due to the addition of state taxes, and the higher tax rates incurred on the company's earnings outside the US, including the expected net impact of the 2017 US Tax Cuts and Jobs Act on foreign net earnings. These increases in the effective tax rate were partially offset by the release of valuation allowances on certain tax attributes. Included in the $37.4 million of tax expense for June 30, 2018 was an $8.0 million benefit related to the release of valuation allowance on a foreign tax attribute and a $2.7 million benefit in recognition of previously unrecognized tax benefits due to the statute of limitation expiration.
Segment results
Our Adjusted EBITDA by operating segment and in aggregate is summarized in the following tables:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Six months ended June 30, 2018
Net sales:
External customers	$2,514.2	$764.3	$1,050.5	$201.6	$—	$4,530.6
Inter-segment	73	4.2	2.6	0.1	(79.9)	—
Total net sales	$2,587.2	$768.5	$1,053.1	$201.7	$(79.9)	$4,530.6
Cost of goods sold	2,017.5	637.2	810.9	157.8	(79.9)	3,543.5
Gross profit	$569.7	$131.3	$242.2	$43.9	$—	$987.1
Outbound freight and handling	106.6	22.4	32.8	4.0	—	165.8
Warehousing, selling and administrative	274.7	44.8	124.6	23.0	14.8	481.9
Adjusted EBITDA	$188.4	$64.1	$84.8	$16.9	$(14.8)	$339.4
Other operating expenses, net						24.6
Depreciation						62.3
Amortization						27.2
Interest expense, net						66.9
Other income, net						(0.5)
Income tax expense						37.4
Net income						$121.5

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Six Months Ended June 30, 2017
Net sales:
External customers	$2,342.0	$799.7	$903.4	$200.7	$—	$4,245.8
Inter-segment	66.2	4.1	2.5	0.3	(73.1)	—
Total net sales	$2,408.2	$803.8	$905.9	$201.0	$(73.1)	$4,245.8
Cost of goods sold	1,869.6	680.5	699.4	163.6	(73.1)	3,340.0
Gross profit	$538.6	$123.3	$206.5	$37.4	$—	$905.8
Outbound freight and handling	94.1	18.4	27.2	3.2	—	142.9
Warehousing, selling and administrative	271.4	43.8	111.4	22.6	15.3	464.5
Adjusted EBITDA	$173.1	$61.1	$67.9	$11.6	$(15.3)	$298.4
Other operating expenses, net						44.0
Depreciation						70.0
Amortization						33.2
Interest expense, net						71.6
Loss on extinguishment of debt						0.8
Other expense, net						16.0
Income tax expense						8.9
Net income						$53.9

(1)
Other/Eliminations represents the elimination of intersegment transactions as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.

USA.

Net sales percentage change due to:		Gross profit percentage change due to:
Reported sales volumes	0.9%	Reported sales volumes	0.9%
Sales pricing and product mix	6.5%	Sales pricing, product costs and other adjustments	4.9%
Total	7.4%	Total	5.8%
External sales in the USA segment were $2,514.2 million, an increase of $172.2 million, or 7.4%, for the six months ended June 30, 2018, primarily due to higher average selling prices resulting from chemical price inflation on certain products and the Company’s efforts to improve its sales force effectiveness as well as higher reported sales volumes, primarily in bulk commodity chemicals.
Gross profit increased $31.1 million, or 5.8%, to $569.7 million for the six months ended June 30, 2018. Gross profit increased due to changes in product mix, higher sales volumes and a net benefit from miscellaneous operating items. Gross margin decreased from 23.0% for the six months ended June 30, 2017 to 22.7% during the six months ended June 30, 2018 due to product mix.
Outbound freight and handling expenses increased $12.5 million, or 13.3%, to $106.6 million for the six months ended June 30, 2018 primarily due to higher delivery costs resulting from capacity constraints and higher fuel costs.
Operating expenses increased $3.3 million, or 1.2%, to $274.7 million for the six months ended June 30, 2018 primarily due to focused investments in resources and capabilities to meet our sales force and digital initiative objectives. These costs were partially offset by lower medical expenses, lower bad debt charges, lower environmental remediation expenses and strong cost containment. Operating expenses as a percentage of external sales decreased from 11.6% for the six months ended June 30, 2017 to 10.9% for the six months ended June 30, 2018.
Adjusted EBITDA increased by $15.3 million, or 8.8%, to $188.4 million for the six months ended June 30, 2018. Adjusted EBITDA margin increased from 7.4% in the six months ended June 30, 2017 to 7.5% for the six months ended June 30, 2018 primarily as a result of lower operating expenses as a percentage of sales, partially offset by lower gross margin and higher outbound freight and handling expenses as a percentage of sales.

Canada.

Net sales percentage change due to:		Gross profit percentage change due to:
Reported sales volumes	(13.3)%	Reported sales volumes	(6.2)%
Sales pricing and product mix	4.8%	Sales pricing, product costs and other adjustments	8.1%
Foreign currency translation	4.1%	Foreign currency translation	4.6%
Total	(4.4)%	Total	6.5%
External sales in the Canada segment were $764.3 million, a decrease of $35.4 million, or 4.4%, for the six months ended June 30, 2018. On a constant currency basis, external net sales decreased primarily due to lower average selling prices attributable to soft demand in agriculture, partially offset by growth in bulk commodity chemicals. Average selling prices increased as a result of chemical price inflation in certain products and changes in market and product mix and salesforce execution for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
Gross profit increased $8.0 million, or 6.5%, to $131.3 million in the six months ended June 30, 2018. On a constant currency basis, gross profit increased as growth in the industrial chemical business fully offset lower volumes due to soft demand in agriculture. Gross margin increased 1.8% to 17.2% for the six months ended June 30, 2018 due to the lower contribution from agriculture sales in 2018 and margin management efforts.
Outbound freight and handling expenses increased $4.0 million, or 21.7%, to $22.4 million for the six months ended June 30, 2018 primarily due to higher delivery costs per ton resulting from tight market conditions.
Operating expenses increased by $1.0 million, or 2.3%, to $44.8 million for the six months ended June 30, 2018, and increased as a percentage of external sales from 5.5% when comparing the six months ended June 30, 2017 to 5.9% for the six months ended June 30, 2018. On a constant currency basis, operating expenses decreased $0.9 million, or 2.1%.
Adjusted EBITDA increased by $3.0 million, or 4.9%, to $64.1 million for the six months ended June 30, 2018. On a constant currency basis, Adjusted EBITDA increased $0.2 million, or 0.3%, attributable to higher margins in industrial chemicals and cost containment efforts which offset the impact of soft agriculture demand. Adjusted EBITDA margin increased from 7.6% for the six months ended June 30, 2017 to 8.4% for the six months ended June 30, 2018 reflecting the lower contribution from agriculture sales in 2018.
EMEA.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	1.3%	Acquisitions	1.6%
Reported sales volumes	(8.1)%	Reported sales volumes	(8.1)%
Sales pricing and product mix	12.4%	Sales pricing, product costs and other adjustments	12.7%
Foreign currency translation	10.7%	Foreign currency translation	11.1%
Total	16.3%	Total	17.3%
External sales in the EMEA segment were $1,050.5 million, an increase of $147.1 million, or 16.3%, for the six months ended June 30, 2018. On a constant currency basis, external net sales increased primarily due to higher average selling prices from chemical price inflation, mix improvement and sales force execution. Lower volumes are largely attributable to certain product shortages and a reduction of direct commodity sales. The increase in external net sales from acquisitions was due to the January 2018 Kemetyl and May 2018 Earthoil acquisitions.
Gross profit increased $35.7 million, or 17.3%, to $242.2 million in the six months ended June 30, 2018. On a constant currency basis, gross profit increased from higher average selling prices attributable to favorable product mix and margin management initiatives. The increase in gross profit from acquisitions was due to the January 2018 Kemetyl and May 2018 Earthoil acquisitions. Gross margin increased from 22.9% for the six months ended June 30, 2017 to 23.1% for the six months ended June 30, 2018 primarily due to the change in product mix and price inflation.
Outbound freight and handling expenses increased $5.6 million, or 20.6%, to $32.8 million, primarily due to incremental expenses related to our Kemetyl acquisition and overall higher costs to deliver.

Operating expenses increased $13.2 million, or 11.8%, to $124.6 million for the six months ended June 30, 2018, and decreased as a percentage of external sales by 0.4% to 11.9% for the six months ended June 30, 2018. On a constant currency basis, operating expenses increased $1.4 million, or 1.3%, which was primarily due to incremental expenses related to our Kemetyl acquisition and higher salary expense, partially offset by lower environmental remediation expenses and lower bad debt charges.
Adjusted EBITDA increased by $16.9 million, or 24.9%, to $84.8 million for the six months ended June 30, 2018. On a constant currency basis, Adjusted EBITDA increased $9.1 million, or 13.4% primarily due to increased gross margin and lower operating expenses as a percentage of sales, partially offset by higher outbound freight and handling expenses as a percentage of sales. For the six months ended June 30, 2018, the pharmaceutical finished goods product line represented approximately 30% of Adjusted EBITDA in the EMEA segment. Adjusted EBITDA margin increased from 7.5% for the six months ended June 30, 2017 to 8.1% for the six months ended June 30, 2018.
Rest of World.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	2.5%	Acquisitions	5.6%
Reported sales volumes	(20.0)%	Reported sales volumes	(17.1)%
Sales pricing and product mix	18.5%	Sales pricing, product costs and other adjustments	31.3%
Foreign currency translation	(0.6)%	Foreign currency translation	(2.4)%
Total	0.4%	Total	17.4%
External sales in the Rest of World segment were $201.6 million, an increase of $0.9 million, or 0.4%, for the six months ended June 30, 2018. External sales increased from higher average selling prices attributable to market price inflation, shortages on certain products, changes in product mix and improved sales force effectiveness. Reported sales volumes were lower due to certain product shortages as well as the Company’s continued focus on margin management efforts. The increase in external net sales from acquisitions was due to the September 2017 Tagma acquisition.
Gross profit increased $6.5 million, or 17.4%, to $43.9 million for the six months ended June 30, 2018 due to higher average selling prices resulting from higher chemical prices discussed above. The increase in gross profit from acquisitions was due to the September 2017 Tagma acquisition. Gross margin increased from 18.6% for the six months ended June 30, 2017 to 21.8% for the six months ended June 30, 2018 primarily due to the factors discussed above and a shift towards higher margin products and services.
Outbound freight and handling expenses increased $0.8 million, or 25.0%, to $4.0 million for the six months ended June 30, 2018.
Operating expenses increased $0.4 million, or 1.8%, to $23.0 million for the six months ended June 30, 2018 and increased as a percentage of external sales from 11.3% when comparing the six months ended June 30, 2017 to 11.4% for the six months ended June 30, 2018. On a constant currency basis, operating expenses increased $0.9 million, or 4.0%, primarily driven by higher variable compensation expense, partially offset by lower lease expense.
Adjusted EBITDA increased $5.3 million, or 45.7%, to $16.9 million for the six months ended June 30, 2018. On a constant currency basis, Adjusted EBITDA increased $5.7 million, or 49.1%, primarily due to a shift towards higher margin products and services and market price inflation, partially offset by higher operating expenses and higher outbound freight and handling expenses as a percentage of sales. Adjusted EBITDA margin increased from 5.8% for the six months ended June 30, 2017 to 8.4% for the six months ended June 30, 2018.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from our operations as well as borrowings under our credit facilities. As of June 30, 2018, we had $551.1 million available under our credit facilities.
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

Cash Flows
The following table presents a summary of our cash flow activity for the periods set forth below:

	Six months ended
(in millions)	June 30, 2018	June 30, 2017
Net cash used by operating activities	$(49.0)	$(12.5)
Net cash used by investing activities	(63.0)	(38.1)
Net cash (used) provided by financing activities	(212.5)	17.6
Effect of exchange rate changes on cash and cash equivalents	(13.9)	18.4
Net decrease in cash and cash equivalents	$(338.4)	$(14.6)
Cash Used by Operating Activities
Cash used by operating activities increased $36.5 million from $12.5 million for the six months ended June 30, 2017 to $49.0 million for the six months ended June 30, 2018 primarily from a higher investment in net working capital compared to the prior year six months ended June 30, 2017, partially offset by higher net income, exclusive of non-cash items.
The Company adopted ASC 606 as of January 1, 2018, and although there was no impact to total operating cash flows, there were a certain number of presentation changes to specific line items in the condensed consolidated balance sheet and within operating activities in the condensed consolidated statement of cash flows. See “Note 2: Significant accounting policies,” for the impact to the condensed consolidated balance sheet at June 30, 2018.
Excluding the presentation changes from the adoption of ASC 606, the change in trade working capital, which includes trade accounts receivable, net, inventories and trade accounts payable, was an increased use of cash of $54.1 million for the six months ended June 30, 2018. The increased cash outflow for trade accounts payable is attributable to lower payables in the current year against higher agriculture inventories in Canada from the soft growing season. Cash outflows for inventory during the six months ended June 30, 2018 increased compared to the three month ended June 30, 2017 due to a buildup of inventory within in the USA segment. The cash inflows from trade accounts receivable, net is attributable to improvement in the timing of customer payments for the six months ended June 30, 2018.
The increase in prepaid expenses and other current assets contributed $3.6 million to partially offset the increase in cash used by operating activities.
The change in pensions and other postretirement benefit liabilities resulted in an increased use of cash of $4.1 million, consisting of higher cash contributions and benefit credits for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
The remaining cash outflow associated with operating activities of $47.3 million is primarily related to higher compensation payments, prior year changes in the fair value of interest rate swaps, and lower agriculture customer prepayments.
Cash Used by Investing Activities
Cash used by investing activities increased $24.9 million from $38.1 million for the six months ended June 30, 2017 to $63.0 million for the six months ended June 30, 2018. The increase is primarily related to higher net cash outflows for purchases of businesses of $19.9 million. In 2017, the cash outflows of $0.5 million were related to purchase accounting adjustments from the Nexus Ag acquisition. In 2018, the cash outflows of $22.6 million were related to the Earthoil and Kemetyl acquisitions, which were partially offset by purchase accounting adjustments of $2.2 million from the Tagma acquisition.
The increase in cash used by investing activities in 2018 was also due to increase capital spending of $6.5 million, which was partially offset by an increase in proceeds from the sale of property, plant and equipment of $2.5 million that was primarily attributable to the sale of a closed facility.
Cash (Used) Provided by Financing Activities
Cash (used) provided by financing activities decreased $230.1 million from cash provided of $17.6 million for the six months ended June 30, 2017 to cash used of $212.5 million for the six months ended June 30, 2018, primarily due to an early payment of $530.0 million on the Company’s Senior Term B Loan during the six months ended June 30, 2018. This was partially offset by increased borrowings on the ABL facilities to fund the early payments and address seasonal working capital needs.

Cash (used) provided by financing activities also decreased by $27.0 million due to fewer stock option exercises for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This was partially offset by a reduction of $4.3 million in net share settlements of stock-based compensation awards.
Additionally, there were no payments on contingent consideration agreements for acquisitions for the six months ended June 30, 2018 compared to the cash outflow of $3.2 million for the six months ended June 30, 2017. The Company reclassified the contingent consideration payments due to the adoption of ASU 2016-15 “Statement of Cash Flows” (Topic 230) - “Classification of Certain Cash Receipts and Cash Payments.” Refer to “Note 2: Significant accounting policies” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
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
Forward Looking Statements and Information
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, macro-economic conditions, liquidity, prospects, business trends, currency trends, competition, markets, growth strategies and the industries in which we operate and including, without limitation, statements relating to our estimated or anticipated financial performance or results. Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of results, conditions or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those reflected in forward-looking statements relating to our operations and business and the risks and uncertainties discussed in “Risk Factors.” Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

•	general economic conditions, particularly fluctuations in industrial production and the demands of our customers;

•	disruptions in the supply of chemicals we distribute or our customers’ or producers’ operations;

•	termination or change of contracts or relationships with customers or producers on short notice;

•	the price and availability of chemicals, or a decline in the demand for chemicals;

•	our ability to pass through cost increases to our customers;

•	our ability to meet customer demand for a product;

•	trends in oil and gas prices;

•	competitive pressures in the chemical distribution industry;

•	consolidation of our competitors;

•	our ability to execute strategic investments, including pursuing acquisitions and/or dispositions, and successfully integrating and operating acquired companies;

•	liabilities associated with acquisitions, dispositions and ventures;

•	potential impairment of goodwill;

•	inability to generate sufficient working capital;

•	our ability to sustain profitability;

•	our ability to implement and efficiently operate the systems needed to manage our operations;

•	the risks associated with security threats, including cybersecurity threats;

•	increases in transportation costs and changes in our relationship with third party carriers;

•	the risks associated with hazardous materials and related activities;

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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2018 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 1, 2018

By:	/s/ Carl J. Lukach
Carl J. Lukach Executive Vice President, Chief Financial Officer
Date: August 1, 2018