Form 10-Q
period 2018-09-30
Univar Inc.
filed 2018-11-06
CIK 1494319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 22, 2018, 141,633,516 shares of the registrant’s common stock, $0.01 par value, were outstanding.

Univar Inc.
Form 10-Q
For the quarterly period ended September 30, 2018

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

Univar Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

		Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	Note	2018	2017	2018	2017
Net sales		$2,130.7	$2,048.7	$6,661.3	$6,294.5
Cost of goods sold (exclusive of depreciation)		1,662.0	1,593.9	5,205.5	4,933.9
Operating expenses:
Outbound freight and handling		82.7	74.8	248.5	217.7
Warehousing, selling and administrative		229.0	230.7	710.9	695.2
Other operating expenses, net	4	12.4	11.8	37.0	55.8
Depreciation		31.5	32.5	93.8	102.5
Amortization		13.5	16.8	40.7	50.0
Total operating expenses		$369.1	$366.6	$1,130.9	$1,121.2
Operating income		$99.6	$88.2	$324.9	$239.4
Other (expense) income:
Interest income		0.6	0.9	2.7	2.6
Interest expense		(32.8)	(39.3)	(101.8)	(112.6)
Loss on extinguishment of debt		—	—	—	(0.8)
Other income (expense), net	6	2.5	(4.4)	3.0	(20.4)
Total other expense		$(29.7)	$(42.8)	$(96.1)	$(131.2)
Income before income taxes		69.9	45.4	228.8	108.2
Income tax expense	8	20.3	6.5	57.7	15.4
Net income		$49.6	$38.9	$171.1	$92.8
Income per common share:
Basic	9	$0.35	$0.28	$1.21	$0.66
Diluted	9	0.35	0.28	1.20	0.66
Weighted average common shares outstanding:
Basic	9	141.2	140.4	141.1	140.0
Diluted	9	142.3	141.4	142.1	141.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

		Three months ended September 30,		Nine months ended September 30,
(in millions)	Note	2018	2017	2018	2017
Net income		$49.6	$38.9	$171.1	$92.8

Other comprehensive income (loss), net of tax:
Impact due to adoption of ASU 2017-12 (1)	10	—	—	0.5	—
Foreign currency translation	10	2.0	56.9	(61.0)	120.1
Derivative financial instruments	10	(0.1)	0.9	9.3	0.9
Pension and other postretirement adjustment	10	—	(0.1)	0.1	(0.2)
Total other comprehensive income (loss), net of tax		$1.9	$57.7	$(51.1)	$120.8
Comprehensive income		$51.5	$96.6	$120.0	$213.6

(1)
Adjusted due to the adoption of Accounting Standards Update (“ASU”) 2017-12 “Targeted Improvements to Accounting for Hedging Activities” on January 1, 2018. Refer to “Note 2: Significant accounting policies” for more information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	Note	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents		$85.9	$467.0
Trade accounts receivable, net		1,261.0	1,062.4
Inventories		843.6	839.5
Prepaid expenses and other current assets		164.8	149.6
Total current assets		$2,355.3	$2,518.5
Property, plant and equipment, net	12	960.7	1,003.0
Goodwill		1,807.1	1,818.4
Intangible assets, net	12	254.2	287.7
Deferred tax assets		20.7	22.8
Other assets		99.1	82.3
Total assets		$5,497.1	$5,732.7
Liabilities and stockholders’ equity
Current liabilities:
Short-term financing	11	$8.7	$13.4
Trade accounts payable		920.8	941.7
Current portion of long-term debt	11	57.3	62.0
Accrued compensation		91.1	100.7
Other accrued expenses		251.9	301.6
Total current liabilities		$1,329.8	$1,419.4
Long-term debt	11	2,543.7	2,820.0
Pension and other postretirement benefit liabilities		239.6	257.1
Deferred tax liabilities		49.9	35.4
Other long-term liabilities		103.4	110.7
Total liabilities		$4,266.4	$4,642.6
Stockholders’ equity:
Preferred stock, 200.0 million shares authorized at $0.01 par value with no shares issued or outstanding as of September 30, 2018 and December 31, 2017		$—	$—
Common stock, 2.0 billion shares authorized at $0.01 par value with 141.6 and 141.1 million shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively		1.4	1.4
Additional paid-in capital		2,321.6	2,301.3
Accumulated deficit		(762.7)	(934.1)
Accumulated other comprehensive loss	10	(329.6)	(278.5)
Total stockholders’ equity		$1,230.7	$1,090.1
Total liabilities and stockholders’ equity		$5,497.1	$5,732.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

		Nine months ended September 30,
(in millions)	Note	2018	2017
Operating activities:
Net income		$171.1	$92.8
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization		134.5	152.5
Amortization of deferred financing fees and debt discount		5.8	5.9
Amortization of pension credit from accumulated other comprehensive loss		0.1	(0.2)
Loss on extinguishment of debt		—	0.8
Deferred income taxes		8.9	(4.0)
Stock-based compensation expense	4	17.7	16.0
Other		(0.8)	(0.2)
Changes in operating assets and liabilities:
Trade accounts receivable, net		(216.3)	(198.3)
Inventories		(11.9)	1.5
Prepaid expenses and other current assets		(13.3)	(15.4)
Trade accounts payable		(7.3)	58.1
Pensions and other postretirement benefit liabilities		(32.6)	(34.6)
Other, net		(58.5)	(39.1)
Net cash (used) provided by operating activities		$(2.6)	$35.8
Investing activities:
Purchases of property, plant and equipment		$(59.9)	$(58.0)
Purchases of businesses, net of cash acquired		(20.0)	(24.4)
Proceeds from sale of property, plant and equipment		8.7	3.2
Other		(0.1)	(1.2)
Net cash used by investing activities		$(71.3)	$(80.4)
Financing activities:
Proceeds from issuance of long-term debt	11	$267.7	$2,234.0
Payments on long-term debt and capital lease obligations	11	(558.1)	(2,267.6)
Short-term financing, net	11	(2.3)	(18.9)
Financing fees paid		—	(4.4)
Taxes paid related to net share settlements of stock-based compensation awards		(3.7)	(8.0)
Stock option exercises		5.7	32.1
Contingent consideration payments		—	(3.2)
Other		0.6	0.5
Net cash used by financing activities		$(290.1)	$(35.5)
Effect of exchange rate changes on cash and cash equivalents		$(17.1)	$37.6
Net decrease in cash and cash equivalents		(381.1)	(42.5)
Cash and cash equivalents at beginning of period		467.0	336.4
Cash and cash equivalents at end of period		$85.9	$293.9
Supplemental disclosure of cash flow information:
Non-cash activities:
Additions of property, plant and equipment included in trade accounts payable and other accrued expenses		$11.5	$7.3
Additions of property, plant and equipment under a capital lease obligation		19.2	17.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(in millions)	Common stock (shares)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, December 31, 2016	138.8	$1.4	$2,251.8	$(1,053.4)	$(389.9)	$809.9
Impact due to adoption of ASU, net of tax $0.2 (1)	—	—	0.7	(0.5)	—	0.2
Net income	—	—	—	119.8	—	119.8
Foreign currency translation adjustment, net of tax ($2.1)	—	—	—	—	107.1	107.1
Pension and other postretirement benefits adjustment, net of tax $0.6	—	—	—	—	(2.4)	(2.4)
Derivative financial instruments, net of tax ($4.3)	—	—	—	—	6.7	6.7
Restricted stock units vested	0.8	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.3)	—	(8.5)	—	—	(8.5)
Stock option exercises	1.8	—	36.5	—	—	36.5
Employee stock purchase plan	—	—	1.1	—	—	1.1
Stock-based compensation	—	—	19.7	—	—	19.7
Balance, December 31, 2017	141.1	$1.4	$2,301.3	$(934.1)	$(278.5)	$1,090.1
Impact due to adoption of ASU’s, net of tax ($0.3) (2)	—	—	—	0.3	0.5	0.8
Net income	—	—	—	171.1	—	171.1
Foreign currency translation adjustment, net of tax ($0.1)	—	—	—	—	(61.0)	(61.0)
Pension and other postretirement benefits adjustment, net of tax $0.0	—	—	—	—	0.1	0.1
Derivative financial instruments, net of tax ($3.1)	—	—	—	—	9.3	9.3
Restricted stock units vested	0.3	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.1)	—	(3.7)	—	—	(3.7)
Stock option exercises	0.3	—	5.7	—	—	5.7
Employee stock purchase plan	—	—	0.6	—	—	0.6
Stock-based compensation	—	—	17.7	—	—	17.7
Balance, September 30, 2018	141.6	$1.4	$2,321.6	$(762.7)	$(329.6)	$1,230.7

(1)	Adjusted due to the adoption of ASU 2016-09 “Improvement to Employee Share-Based Payment Accounting” on January 1, 2017.

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

Univar Inc.
Notes to Condensed Consolidated Financial Statements
As of September 30, 2018 and
For the Three and Nine Month Periods Ended September 30, 2018 and 2017
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

2. Significant accounting policies
Basis of presentation
The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) as applicable to interim financial reporting. Unless otherwise indicated, all financial data presented in these condensed consolidated financial statements are expressed in US dollars. These condensed consolidated financial statements, in the Company's opinion, include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, comprehensive income, cash flows and changes in stockholders’ equity. The results of operations for the periods presented are not necessarily indicative of the operating results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as recast to the extent provided in the Current Report on Form 8-K and the exhibits attached thereto, filed with the Securities and Exchange Commission (the “SEC”) on November 1, 2018.
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
Recently issued and adopted accounting pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606). On January 1, 2018, the Company adopted the new Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
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
The following tables summarize the impact of adopting the new revenue standard upon the Company’s condensed consolidated balance sheet and statement of operations as of and for the three and nine months ended September 30, 2018:

	Three months ended September 30, 2018			Nine months ended September 30, 2018
(in millions)	As reported	Balances without adoption of ASC 606	Effect of change higher/(lower)	As reported	Balances without adoption of ASC 606	Effect of change higher/(lower)
Net sales	$2,130.7	$2,129.5	$1.2	$6,661.3	$6,660.6	$0.7
Cost of goods sold (exclusive of depreciation)	1,662.0	1,660.9	1.1	5,205.5	5,204.9	0.6

Income tax expense	$20.3	$20.3	$—	$57.7	$57.7	$—
Net income	49.6	49.5	0.1	171.1	171.0	0.1

	September 30, 2018
(in millions)	As reported	Balances without adoption of ASC 606	Effect of change higher/(lower)
Assets
Trade accounts receivable, net	$1,261.0	$1,234.1	$26.9
Inventories	843.6	849.2	(5.6)
Prepaid expenses and other current assets	164.8	159.9	4.9
Liabilities
Trade accounts payable	$920.8	$913.1	$7.7
Other accrued expenses	251.9	234.3	17.6
Equity
Accumulated deficit	$(762.7)	$(763.6)	$0.9
In March 2017, the FASB issued ASU 2017-07 “Compensation - Retirement Benefits” (Topic 715) - “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” On January 1, 2018, the Company adopted the amendments to ASC Topic 715 that improves the presentation of net periodic pension and postretirement benefit costs, by separating the presentation of service costs from other components of net periodic costs. The interest cost, expected return on assets, and amortization of prior service costs have been reclassified from warehousing, selling, and administrative expenses to other expense, net. The mark to market, curtailment, and settlement expenses have been reclassified from other operating expenses, net to other expense, net.

Adoption of ASU 2017-07 resulted in a retrospective presentation change to the net periodic cost of our defined benefit pension and other postretirement employee benefits (“OPEB”) plans within our consolidated income statement as follows:

	Three months ended September 30, 2017			Nine months ended September 30, 2017
(in millions)	As revised	Previously reported	Effect of change higher/(lower)	As revised	Previously reported	Effect of change higher/(lower)
Warehousing, selling and administrative	$230.7	$228.0	$2.7	$695.2	$687.7	$7.5
Other income (expense), net	(4.4)	(7.1)	(2.7)	(20.4)	(27.9)	(7.5)
In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows” (Topic 230) - “Classification of Certain Cash Receipts and Cash Payments.” The ASU clarifies and provides specific guidance on eight cash flow classification issues that were not addressed within the previous guidance. The Company adopted the ASU as of January 1, 2018 and accordingly restated the condensed consolidated statement of cash flows for the nine months ended September 30, 2017 to conform with the current period presentation under this new guidance. As a result of the adoption, the Company reclassified $3.2 million of cash outflows previously reported as operating activities to financing activities within the condensed consolidated statement of cash flows related to contingent consideration payments for the nine months ended September 30, 2017.
The Company also adopted the following standards during 2018, none of which had a material impact to the financial statements or financial statement disclosures:

Standard		Effective date
2018-07	Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting	July 1, 2018
2017-09	Compensation - Stock Compensation - Scope of Modification Accounting	January 1, 2018
2017-04	Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment	January 1, 2018
2017-01	Business Combinations - Clarifying the Definition of a Business	January 1, 2018
2016-18	Statement of Cash Flows - Restricted Cash	January 1, 2018
2016-16	Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory	January 1, 2018
2016-01	Financial Instrument - Recognition and Measurement of Financial Assets and Financial Liabilities	January 1, 2018
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
In January 2018, the FASB issued ASU 2018-02 “Income Statement - Reporting Comprehensive Income” (Topic 220)  “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“AOCI”), which gives entities the option to reclassify certain tax effects, that the FASB refers to as having been stranded, resulting from the Tax Cuts and Jobs Act from AOCI to retained earnings. The new guidance may be applied retrospectively to each period in which the effect of the Tax Cuts and Jobs Act is recognized, or in the period of adoption. The Company must adopt this guidance for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently determining the impact to the Company’s reported accumulated deficit and accumulated other comprehensive loss line items within the condensed consolidated balance sheet, which will be recorded when the ASU is adopted.
In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement” (Topic 820) - “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The ASU amends the requirements related to fair value disclosures to include new disclosure requirements and eliminate or modify certain historic disclosures. The ASU amendment was part of the FASB’s disclosure framework project that is designed to increase the effectiveness of companies’ disclosures to the users of the financial statements and footnotes. This guidance will be effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years. Early adoption is permitted. The Company is currently determining the impact to the Company’s disclosure requirements, which will be reflected in the footnote disclosures subsequent to the ASU adoption on January 1, 2020.
In August 2018, the FASB issued ASU 2018-14 “Compensation - Retirement Benefits - Defined Benefit Plans - General” (Subtopic 715-20) - “Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.” The ASU amends the requirements related to defined benefit pension and other postretirement plan disclosures to include new disclosure requirements and eliminate or clarify certain historic disclosures. The ASU amendment was part of the FASB’s disclosure framework project that is designed to increase the effectiveness of companies’ disclosures to the users of the financial statements and footnotes. This guidance will be effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently determining the impact to the Company’s disclosure requirements, which will be reflected in the footnote disclosures subsequent to the ASU adoption.
In August 2018, the FASB issued ASU 2018-15 “Intangibles - Goodwill and Other - Internal-Use Software” (Subtopic 350-40) - “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force).” The ASU aligns the requirements for capitalizing implementation costs incurred in a service contract hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The ASU stipulates that the implementation and set-up costs related to cloud computing arrangements that contain a software license are able to be capitalized. The ASU also prescribes the balance sheet, income statement, and cash flow classification related to the capitalized cloud computing costs. This guidance will be effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that the new guidance will have on the consolidated financial statements and related disclosures upon adoption of the ASU on January 1, 2020.
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
The following table disaggregates external customer net sales by major stream:

(in millions)	USA	Canada	EMEA	Rest of World	Consolidated
	Three Months Ended September 30, 2018
Chemical Distribution	$1,237.8	$206.7	$472.0	$96.2	$2,012.7
Crop Sciences	—	56.2	—	—	56.2
Services	47.5	10.6	0.4	3.3	61.8
Total external customer net sales	$1,285.3	$273.5	$472.4	$99.5	$2,130.7

(in millions)	USA	Canada	EMEA	Rest of World	Consolidated
	Nine Months Ended September 30, 2018
Chemical Distribution	$3,659.3	$664.4	$1,521.9	$293.8	$6,139.4
Crop Sciences	—	340.6	—	—	340.6
Services	140.2	32.8	1.0	7.3	181.3
Total external customer net sales	$3,799.5	$1,037.8	$1,522.9	$301.1	$6,661.3
Revenue is recognized when performance obligations under the terms of the contract are satisfied, which generally occurs when goods or services are transferred to a customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Payment terms and conditions vary by regions where the Company performs business and contract types. The term between invoicing and when payment is due is generally one year or less. As of September 30, 2018, none of the Company’s contracts contained a significant financing component.
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
Services
The Company generates revenue from services as they are performed and economic value is transferred to customers. Univar's services provided to customers are primarily related to waste management services and warehousing services. Waste management services is primarily related to plant maintenance, environmental contracting, environmental consulting and the collection and disposal of both hazardous and non-hazardous waste products. Warehousing services is primarily inclusive of blending, warehousing, logistics and distribution services for customers. Waste management and warehousing services are recognized over time as the performance obligations are satisfied.
Costs to obtain or fulfill contracts with customers
Univar expenses costs to obtain contracts when the contract term and benefit period is expected to be one year or less. Contract costs where the contract term and benefit period is expected to be more than a year are capitalized and amortized over the performance obligation period. Capitalized contract costs of $1.1 million and $6.2 million are included in other current assets and other assets as of September 30, 2018.

Deferred revenue
Deferred revenues are recognized as a contract liability when customers provide Univar with consideration prior to the Company satisfying a performance obligation. The following table provides information pertaining to the deferred revenue balance and account activity:

(in millions)
Deferred revenue as of January 1, 2018	$100.9
Deferred revenue as of September 30, 2018	5.6
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	100.0
The deferred revenue balances are all expected to have a duration of one year or less and are recorded within the other accrued expenses line item of the condensed consolidated balance sheet.
4. Other operating expenses, net
Other operating expenses, net consisted of the following activity:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Stock-based compensation expense	$4.0	$4.5	$17.7	$16.0
Restructuring charges	2.9	0.9	3.4	4.4
Other employee termination costs	2.7	2.8	9.5	5.9
Business transformation costs	—	3.0	—	23.6
Acquisition and integration related expenses	5.5	1.3	6.9	2.0
Other	(2.7)	(0.7)	(0.5)	3.9
Total other operating expenses, net	$12.4	$11.8	$37.0	$55.8
5. Restructuring charges
Restructuring charges recorded relate to large, strategic initiatives aimed at streamlining the Company’s cost structure and improving its operations. These actions primarily result in workforce reductions, lease termination costs and other facility rationalization costs. Restructuring charges are recorded in other operating expenses, net in the condensed consolidated statement of operations.
2018 Restructuring
During the three months and nine months ended September 30, 2018, the Company recorded restructuring charges of $2.8 million in USA and $0.9 million in Other, relating to employee termination costs for employees impacted by a decision to consolidate departments. The Company expects to incur approximately $5.2 million of additional employee termination and other exit costs over the next two years and expects this program to be substantially completed by 2020.
Also during the three months ended September 30, 2018, the Company recorded restructuring charges of $0.1 million for the Rest of the World segment, consisting of $0.1 million in facility exit costs.
During the nine months ended September 30, 2018, the Company recorded restructuring charges of $0.6 million for the Rest of World segment, consisting of $0.3 million in employee termination costs, $0.2 million in facility exit costs and $0.1 million in other exit costs. The Company does not expect to incur material costs in the future related to this restructuring program. The actions associated with this program are expected to be completed by the end of the current year.
The cost information above does not contain any estimates for programs that may be developed and implemented in future periods.
2014 to 2017 Restructuring
Between 2014 through 2017, management implemented several regional strategic initiatives aimed at streamlining the Company’s cost structure and improving its operations. Total cumulative charges recorded through September 30, 2018 for USA related to these restructuring programs were $40.4 million, which included $16.5 million in employee termination costs, $22.2 million in facility exit costs, and $1.7 million in other exit costs. The Company did not record restructuring charges for the programs during 2018. The actions associated with the restructuring programs were completed as of June 30, 2018, although administratively cash payments will be made into the future. During the three months ended September 30, 2018, the Company reduced its estimate in the amount of $0.9 million within facility exit costs relating to a favorable lease buyout for USA.
Total cumulative charges recorded through September 30, 2018 for Canada were $5.7 million related to employee termination costs. There were no restructuring charges recorded for the programs during 2018. As of June 30, 2018, the actions associated with the restructuring programs were completed.
Total cumulative charges recorded through September 30, 2018 for EMEA were $32.8 million, which included $22.5 million in employee termination costs, $3.7 million in facility exit costs, and $6.6 million in other exit costs. During 2018, the Company did not record restructuring charges for the programs. The actions associated with the restructuring programs were completed as of June 30, 2018.
Total cumulative charges recorded through September 30, 2018 for ROW were $6.4 million, which included $6.2 million in employee termination costs and $0.2 million in facility exit costs. The Company did not record restructuring charges for these programs during 2018. As of June 30, 2018, the Company completed this program.
Total cumulative charges recorded through September 30, 2018 for Other were $6.6 million, which included $5.8 million in employee termination costs and $0.8 million in other exit costs. There were no restructuring charges recorded for these programs during 2018. As of June 30, 2018, the Company completed this program.
The following table summarizes activity related to accrued liabilities associated with restructuring:

(in millions)	January 1, 2018	Charge to earnings	Cash paid	Non-cash and other	September 30, 2018
Employee termination costs	$3.0	$4.0	$(2.0)	$(0.5)	$4.5
Facility exit costs	10.2	(0.7)	(4.5)	(0.1)	4.9
Other exit costs	(0.5)	0.1	(0.1)	0.5	—
Total	$12.7	$3.4	$(6.6)	$(0.1)	$9.4

(in millions)	January 1, 2017	Charge to earnings	Cash paid	Non-cash and other	December 31, 2017
Employee termination costs	$6.9	$2.9	$(7.2)	$0.4	$3.0
Facility exit costs	13.2	2.8	(5.5)	(0.3)	10.2
Other exit costs	—	(0.2)	(0.3)	—	(0.5)
Total	$20.1	$5.5	$(13.0)	$0.1	$12.7

Restructuring liabilities of $5.1 million and $5.8 million were classified as current in other accrued expenses in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively. The long-term portion of restructuring liabilities of $4.3 million and $6.9 million were recorded in other long-term liabilities in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively, and primarily consists of facility exit costs that are expected to be paid within the next five years.
While the Company believes the recorded restructuring liabilities are adequate, revisions to current estimates may be recorded in future periods based on new information as it becomes available.

6. Other income (expense), net
Other income (expense), net consisted of the following gains (losses):

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Foreign currency transactions	$(3.7)	$(0.4)	$(8.0)	$(4.3)
Foreign currency denominated loans revaluation	0.8	(6.8)	(0.6)	(15.2)
Undesignated foreign currency derivative instruments (1)	2.7	(0.6)	3.6	1.6
Undesignated interest rate swap contracts (1)	—	1.8	—	(3.0)
Debt amendment costs	—	—	—	(4.2)
Non-operating retirement benefits (2)	3.3	2.7	10.2	7.5
Other	(0.6)	(1.1)	(2.2)	(2.8)
Total other income (expense), net	$2.5	$(4.4)	$3.0	$(20.4)

(1)	Refer to “Note 14: Derivatives” for more information.

(2)	Refer to “Note 7: Employee benefit plans” for more information.
7. Employee benefit plans
The following table summarizes the components of net periodic benefit recognized in the condensed consolidated statements of operations:

	Domestic - Defined Benefit Pension Plans
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Service cost (1)	$—	$—	$—	$—
Interest cost (2)	6.8	7.7	20.4	23.1
Expected return on plan assets (2)	(7.8)	(7.7)	(23.4)	(23.2)
Net periodic benefit	$(1.0)	$—	$(3.0)	$(0.1)

	Foreign - Defined Benefit Pension Plans
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Service cost (1)	$0.7	$0.6	$2.1	$1.8
Interest cost (2)	3.8	4.1	11.7	12.0
Expected return on plan assets (2)	(6.2)	(6.6)	(19.1)	(19.3)
Prior service cost (credits) (2)	—	(0.2)	0.1	(0.2)
Net periodic benefit	$(1.7)	$(2.1)	$(5.2)	$(5.7)

	Other Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Service cost (1)	$—	$—	$—	$—
Interest cost (2)	0.1	—	0.1	0.1
Net periodic cost	$0.1	$—	$0.1	$0.1

(1)	Service cost is included in warehouse, selling and administrative expenses.

(2)	These amounts are included in other income (expense), net.
8. Income taxes
During the three months and nine months ended September 30, 2018, income tax expense was $20.3 million and $57.7 million, and resulted in an effective tax rate of 29.0% and 25.2%, respectively. The Company’s effective tax rate was higher than the US federal statutory rate of 21.0% primarily due to the addition of state taxes, and the higher tax rates incurred on the Company's earnings outside the US, including the expected net impact of the 2017 US Tax Cuts and Jobs Act on foreign net earnings. The increases in the effective tax rate were partially offset by the release of valuation allowances on certain tax attributes. The Company's effective tax rate for the nine month period ended September 30, 2018 was lower than its three month period effective tax rate ended September 30, 2018 mainly due to the impact of the discrete tax benefits recorded in previous quarters.
During the three months and nine months ended September 30, 2017, income tax expense was $6.5 million and $15.4 million, and resulted in an effective tax rate of 14.3% and 14.2%, respectively. The Company’s effective tax rate for the three and nine month periods ended September 30, 2017 was lower than the US federal statutory rate of 35.0% primarily due to the mix of earnings in multiple jurisdictions, non-taxable interest income and the release of a valuation allowance on certain foreign tax attributes. Included in the $6.5 million and $15.4 million expense for the three and nine months ended September 30, 2017 was $0.5 million and $4.0 million benefit, respectively, related to excess tax benefits from share-based compensation.
Impacts of the Tax Cuts and Jobs Act
On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”) was signed into US law. In addition to reduction of the corporate tax rate from 35% to 21%, the Tax Act contains significant changes to corporate taxation. Beginning in 2018, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions become effective. Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate the provision of the Tax Act and application of ASC 740, “Income Taxes.” Under US GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future US inclusions in taxable income related to GILTI as a current-period expense when occurred (the “period cost method”) or (2) factoring such amounts into a Company's measurement of its deferred taxes (the “deferred method”). As the Company is still evaluating the impact of the Tax Act, no accounting policy election has been made yet regarding which method the Company will utilize for GILTI.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. As a result of the Tax Act, the Company recorded provisional amounts in 2017 including a one-time repatriation tax of $76.5 million and $47.6 million of foreign tax credits, of which $34.0 million was recorded as a deferred tax asset with an equally offsetting valuation allowance.
During the third quarter of 2018, we increased the Company’s 2017 provisional tax estimate related to the Tax Act by $6.8 million to reflect the impact of additional analysis, changes in interpretations due to new regulatory guidance, and assumptions the Company has made. This provisional tax estimate is included in the Company’s interim financial statements for the three and nine months ended September 30, 2018. The accounting is expected to be complete within the measurement period of one year from December 22, 2017.

9. Earnings per share
The following table presents the basic and diluted earnings per share computations:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2018	2017	2018	2017
Basic:
Net income	$49.6	$38.9	$171.1	$92.8
Less: earnings allocated to participating securities	0.1	0.1	0.3	0.2
Earnings allocated to common shares outstanding	$49.5	$38.8	$170.8	$92.6
Weighted average common shares outstanding	141.2	140.4	141.1	140.0
Basic income per common share	$0.35	$0.28	$1.21	$0.66
Diluted:
Net income	$49.6	$38.9	$171.1	$92.8
Less: earnings allocated to participating securities	—	—	—	—
Earnings allocated to common shares outstanding	$49.6	$38.9	$171.1	$92.8
Weighted average common shares outstanding	141.2	140.4	141.1	140.0
Effect of dilutive securities: stock compensation plans (1)	1.1	1.0	1.0	1.3
Weighted average common shares outstanding – diluted	142.3	141.4	142.1	141.3
Diluted income per common share (2)	$0.35	$0.28	$1.20	$0.66

(1)
Stock options to purchase 1.5 million and 0.9 million shares of common stock were outstanding during the three months ended September 30, 2018 and 2017, respectively, but were not included in the calculation of diluted income per share as the impact of these stock options would have been anti-dilutive. Stock options to purchase 1.6 million and 0.8 million shares of common stock were outstanding during the nine months ended September 30, 2018 and 2017, respectively, but were not included in the calculation of diluted income per share as the impact of these stock options would have been anti-dilutive.

(2)	As a result of changes in the number of shares outstanding during the year and rounding, the sum of the quarters’ earnings per share may not equal the earnings per share for any year-to-date period.

10. Accumulated other comprehensive loss
The following tables present the changes in accumulated other comprehensive loss by component, net of tax:

(in millions)	Cash flow hedges	Defined benefit pension items	Currency translation items	Total
Balance as of December 31, 2017	$6.7	$(1.2)	$(284.0)	$(278.5)
Impact due to adoption of ASU 2017-12 (1)	0.5	—	—	0.5
Other comprehensive income (loss) before reclassifications	13.3	—	(61.0)	(47.7)
Amounts reclassified from accumulated other comprehensive (loss) income	(4.0)	0.1	—	(3.9)
Net current period other comprehensive income (loss)	$9.8	$0.1	$(61.0)	$(51.1)
Balance as of September 30, 2018	$16.5	$(1.1)	$(345.0)	$(329.6)

Balance as of December 31, 2016	$—	$1.2	$(391.1)	$(389.9)
Other comprehensive (loss) income before reclassifications	(0.3)	—	120.1	119.8
Amounts reclassified from accumulated other comprehensive income (loss)	1.2	(0.2)	—	1.0
Net current period other comprehensive income (loss)	$0.9	$(0.2)	$120.1	$120.8
Balance as of September 30, 2017	$0.9	$1.0	$(271.0)	$(269.1)

(1)	Adjusted due to the adoption of ASU 2017-12 “Targeted Improvements to Accounting for Hedging Activities” on January 1, 2018. Refer to “Note 2: Significant accounting policies” for more information.

The following is a summary of the amounts reclassified from accumulated other comprehensive loss to net income:

	Three months ended September 30,
(in millions)	2018 (1)	2017 (1)	Location of impact on statement of operations
Amortization of defined benefit pension items:
Prior service credits	$—	$(0.1)	Other income (expense), net
Tax expense	—	—	Income tax expense
Net of tax	$—	$(0.1)
Cash flow hedges:
Interest rate swap contracts	$(2.4)	$1.9	Interest expense
Tax expense	0.6	(0.7)	Income tax expense
Net of tax	$(1.8)	$1.2
Total reclassifications for the period	$(1.8)	$1.1

	Nine months ended September 30,
(in millions)	2018 (1)	2017 (1)	Location of impact on statement of operations
Amortization of defined benefit pension items:
Prior service cost (credits)	$0.1	$(0.2)	Other income (expense), net
Tax expense	—	—	Income tax expense
Net of tax	$0.1	$(0.2)
Cash flow hedges:
Interest rate swap contracts	$(5.4)	$1.9	Interest expense
Tax expense	1.4	(0.7)	Income tax expense
Net of tax	$(4.0)	$1.2
Total reclassifications for the period	$(3.9)	$1.0

(1)	Amounts in parentheses indicate credits to net income in the condensed consolidated statement of operations.
Foreign currency gains and losses relating to intercompany borrowings that are considered a part of the Company’s investment in a foreign subsidiary are reflected in accumulated other comprehensive loss. Total foreign currency gains and losses related to such intercompany borrowings were nil and $4.3 million in losses which included $4.0 million of previously deferred losses that were realized as foreign currency expense in the three month period ended September 30, 2018 and 2017, respectively. Total foreign currency gains and losses related to such intercompany borrowings were nil and $4.8 million in losses for the nine month periods ended September 30, 2018 and 2017, respectively.

11. Debt
Short-term financing
Short-term financing consisted of the following:

(in millions)	September 30, 2018	December 31, 2017
Amounts drawn under credit facilities	$6.2	$9.1
Bank overdrafts	2.5	4.3
Total short-term financing	$8.7	$13.4
As of September 30, 2018 and December 31, 2017, the Company had $146.4 million and $147.0 million in outstanding letters of credit and guarantees, respectively.
Long-term debt
Long-term debt consisted of the following:

(in millions)	September 30, 2018	December 31, 2017
Senior Term Loan Facilities:
Term B Loan due 2024, variable interest rate of 4.49% and 4.07% at September 30, 2018 and December 31, 2017, respectively	$1,747.8	$2,277.8
Asset Backed Loan (ABL) Facilities:
North American ABL Facility due 2020, variable interest rate of 3.58% and 5.00% at September 30, 2018 and December 31, 2017, respectively	386.3	155.0
North American ABL Term Loan due 2018, fully paid off at September 30, 2018 and variable interest rate of 4.44% at December 31, 2017	—	16.7
Euro ABL Facility due 2019, variable interest rate of 1.75% at September 30, 2018	34.8	—
Senior Unsecured Notes:
Senior Unsecured Notes due 2023, fixed interest rate of 6.75% at September 30, 2018 and December 31, 2017	399.5	399.5
Capital lease obligations	56.9	60.9
Total long-term debt before discount	$2,625.3	$2,909.9
Less: unamortized debt issuance costs and discount on debt	(24.3)	(27.9)
Total long-term debt	$2,601.0	$2,882.0
Less: current maturities	(57.3)	(62.0)
Total long-term debt, excluding current maturities	$2,543.7	$2,820.0

The weighted average interest rate on long-term debt was 4.27% and 4.50% as of September 30, 2018 and December 31, 2017, respectively.
During 2018, Univar made three early repayments totaling $530.0 million against the balance of its Term B Loan due 2024. The repayments utilized a combination of existing cash balances and ABL Facilities and resulted in cash balances being remitted to the US from non-US subsidiaries. These early repayments have no impact on the Company’s leverage ratio but are expected to reduce net interest expense.
12. Supplemental balance sheet information
Property, plant and equipment, net

(in millions)	September 30, 2018	December 31, 2017
Property, plant and equipment, at cost	$1,937.1	$1,930.2
Less: accumulated depreciation	(976.4)	(927.2)
Property, plant and equipment, net	$960.7	$1,003.0

Capital lease assets, net
Included within property, plant and equipment, net are assets related to capital leases where the Company is the lessee. The below table summarizes the cost and accumulated depreciation related to these assets:

(in millions)	September 30, 2018	December 31, 2017
Capital lease assets, at cost	$88.0	$86.0
Less: accumulated depreciation	(29.6)	(27.0)
Capital lease assets, net	$58.4	$59.0
Intangible assets, net
The gross carrying amounts and accumulated amortization of the Company’s intangible assets were as follows:

	September 30, 2018			December 31, 2017
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships	$854.5	$(614.0)	$240.5	$853.5	$(582.1)	$271.4
Other	176.9	(163.2)	13.7	177.8	(161.5)	16.3
Total intangible assets	$1,031.4	$(777.2)	$254.2	$1,031.3	$(743.6)	$287.7
Other intangible assets consist of intellectual property trademarks, trade names, supplier relationships, non-compete agreements and exclusive distribution rights.
Other accrued expenses
As of September 30, 2018, there were no components within other accrued expenses that were greater than five percent of total current liabilities. As of December 31, 2017, other accrued expenses that were greater than five percent of total current liabilities consisted of customer prepayments and deposits, which were $97.7 million.
13. Fair value measurements
Items measured at fair value on a recurring basis
The following table presents the Company’s gross assets and liabilities measured on a recurring basis:

	Level 2		Level 3
(in millions)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Financial current assets:
Forward currency contracts	$0.4	$0.3	$—	$—
Interest rate swap contracts	10.5	1.2	—	—
Financial non-current assets:
Interest rate swap contracts	13.7	10.6	—	—
Financial current liabilities:
Forward currency contracts	0.7	0.4	—	—
Contingent consideration	—	—	0.6	—
Financial non-current liabilities:
Contingent consideration	—	—	0.4	0.4
The net amounts by legal entity related to forward currency contracts included in prepaid and other current assets were $0.3 million and $0.2 million as of September 30, 2018 and December 31, 2017, respectively. The net amounts related to foreign currency contracts included in other accrued expenses were $0.6 million and $0.3 million as of September 30, 2018 and December 31, 2017, respectively.
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

(in millions)	Contingent Consideration
Fair value as of December 31, 2017	$0.4
Fair value adjustments	0.7
Foreign currency	(0.1)
Fair value as of September 30, 2018	$1.0
The change in the fair value and payments related to the contingent consideration are recorded in the other, net line item of the operating activities within the condensed consolidated statement of cash flows.
Financial instruments not carried at fair value
The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	September 30, 2018		December 31, 2017
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt including current portion (Level 2)	$2,601.0	$2,646.4	$2,882.0	$2,939.7
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
As of September 30, 2018 and December 31, 2017, the Company had interest rate swap contracts with a total notional amount of $1.5 billion and $2.0 billion, respectively, whereby a fixed rate of interest (weighted-average of 1.70%) is paid and a variable rate of interest (three-month LIBOR) is received as calculated on the notional amount.
As of July 6, 2017, the Company designated the interest rate swaps as a cash flow hedge in an effort to reduce the mark-to-market volatility recognized within the condensed consolidated statement of operations. As of September 30, 2018, the interest rate swaps held by the Company continue to qualify for hedge accounting. Prior to the hedge accounting designation, changes in fair value of the interest rate swap contracts were recognized directly in other income (expense), net in the condensed consolidated statement of operations. Refer to “Note 6: Other income (expense), net” for additional information. With the adoption of ASU 2017-12, the Company recognizes the changes in fair value of the interest rate swap contracts, whether it is due to effectiveness or ineffectiveness, in other comprehensive income and subsequently is reclassified to the income statement when the hedged item impacts earnings.
During the three and nine months ended September 30, 2018, there were $2.4 million and $5.4 million in gains on our interest rate swap contracts that were reclassified to interest expense in the condensed consolidated statement of operations, respectively. As of September 30, 2018, we estimate that $10.5 million of derivative gains included in accumulated other comprehensive loss will be reclassified into the condensed consolidated statement of operations within the next 12 months. The activity related to our cash flow hedges is included in “Note 10: Accumulated other comprehensive loss.”
The fair value of interest rate swaps is recorded either in prepaid expenses and other current assets, other assets, other accrued expenses or other long-term liabilities in the condensed consolidated balance sheets. As of September 30, 2018 and December 31,

2017, a current asset of $10.5 million and $1.2 million was included in other current assets, respectively. As of September 30, 2018 and December 31, 2017, a non-current asset of $13.7 million and $10.6 million was included in other assets, respectively.
Foreign currency derivatives
The Company uses forward currency contracts to hedge earnings from the effects of foreign exchange relating to certain of the Company’s monetary assets and liabilities denominated in a foreign currency. These derivative instruments are not formally designated as hedges by the Company and the terms of these instruments range from one to three months. Forward currency contracts are recorded at fair value in either prepaid expenses and other current assets or other accrued expenses in the condensed consolidated balance sheet, reflecting their short-term nature. The fair value adjustments and gains and losses are included in other income (expense), net within the condensed consolidated statements of operations. Refer to “Note 6: Other income (expense), net” for more information. The total notional amount of undesignated forward currency contracts were $124.4 million and $134.0 million as of September 30, 2018 and December 31, 2017, respectively.
Cash flows associated with derivative financial instruments are recognized in the operating section of the condensed consolidated statement of cash flows.
15. Business combinations
Nexeo Business Combination Agreement
On September 17, 2018, the Company entered into a Business Combination Agreement to merge with Nexeo Solutions, Inc. (“Nexeo”) in a cash and stock transaction valued at approximately $2.0 billion, including assumption of Nexeo’s debt and other obligations, or $11.65 per share. The merger agreement provides for each share of Nexeo stock issued and outstanding to be converted into 0.305 shares of Univar common stock and $3.29 in cash, subject to adjustment at closing. At Univar’s closing price on October 16, 2018 of $28.30 the value of this transaction would be $2.1 billion or $11.92 per share of Nexeo common stock. The combined Company is expected to accelerate transformation and growth with the largest North American sales force in chemical and ingredients distribution, the broadest product offering, and the most efficient supply chain network in the industry.
The transaction has been unanimously approved by the Boards of Directors of both companies, and is anticipated to close in the first half of 2019, subject to the approval of both Univar and Nexeo shareholders, as well as receipt of regulatory approvals and satisfaction of other customary conditions. Nexeo’s key stockholders, TPG Global and First Pacific, have agreed to provide consent for the proposed transaction.
Univar intends to finance the cash portion of the transaction and refinance Nexeo’s existing debt with a combination of available cash and debt financing, for which it has received commitments. Univar entered into a commitment letter, dated as of September 17, 2018 with Goldman Sachs Bank USA, who have committed to arrange $1.3 billion of incremental term loans.
The Business Combination Agreement contains certain termination rights for both Nexeo and Univar. If Nexeo or Univar terminates the Business Combination Agreement, Nexeo may be obligated to pay Univar, or Univar may be obligated to pay Nexeo, a termination fee of $35.0 million. Furthermore, if the Univar board changes its recommendation in certain circumstances specified in the merger agreement in response to an unsolicited proposal for an alternative transaction or following an intervening event, Univar may be obligated to pay Nexeo a termination fee of $128.0 million.
On October 16, 2018, we filed the Public Interest Statement and applications for approval of our merger with Nexeo with the Federal Trade Commission (“FTC”).
On November 5, 2018 we filed the Registration Statement with the SEC, related to the Merger. This Registration Statement has not yet become effective.
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
The total purchase price of the acquisition was $13.3 million. The purchase price allocation includes goodwill of $3.7 million and intangibles of $6.1 million. During the second quarter of 2018, the Company recorded an initial purchase price of $13.7 million and included goodwill of $2.5 million and intangibles of $6.1 million. During the third quarter of 2018, the Company recorded a purchase price adjustment of $0.4 million on this acquisition which resulted in an increase of $1.2 million to goodwill. The adjustments were primarily attributable to a $1.7 million increase in other accrued expenses associated with final working capital adjustments.

The operating results subsequent to the acquisition date did not have a significant impact on the consolidated financial statement of the Company. The accounting for this acquisition has only been preliminarily determined.
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
The purchase price of these acquisitions was $8.9 million (net of cash acquired of $0.7 million). The purchase price allocation includes goodwill of $3.9 million and intangibles of $3.6 million. During the third quarter of 2018, the Company recorded purchase price adjustments on these acquisitions which resulted in a decrease of $1.3 million to goodwill recorded during the first quarter of 2018. The adjustments were primarily attributable to additional prepaid expenses and other current assets of $1.4 million for expected proceeds.
The operating results subsequent to the acquisition date did not have a significant impact on the consolidated financial statement of the Company. The accounting for these acquisitions has only been preliminarily determined.
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
Other acquisitions
On September 29, 2017, the Company completed a definitive asset purchase agreement with PVS Minibulk, Inc. (“PVS”), a provider of Minibulk services for inorganic chemicals in California, Oregon, and Washington. This acquisition expands and strengthens Univar’s MiniBulk business in the West Coast market as the Company has the opportunity to service PVS customers and integrate them into the Univar business.
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
The operating results subsequent to the acquisition dates did not have a significant impact on the consolidated financial statement of the Company. The initial purchase price of the 2017 acquisitions was $23.9 million (net of cash acquired of $0.2 million). The accounting for these acquisitions is complete as of September 30, 2018.
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
The Company is subject to liabilities from claims alleging personal injury from exposure to asbestos. The claims result primarily from an indemnification obligation related to Univar USA Inc.’s (“Univar”) 1986 purchase of McKesson Chemical Company from McKesson Corporation (“McKesson”). Univar is also a defendant in a small number of asbestos claims. As of September 30, 2018, there were fewer than 225 asbestos-related claims for which the Company has liability for defense and indemnity pursuant to the indemnification obligation. The volume of such cases has decreased in recent quarters. Historically, the vast majority of the claims against both McKesson and Univar have been dismissed without payment. The Company does incur costs in defending these claims. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of these matters will have a material effect on its overall financial position, results of operations or cash flows. However, the Company cannot predict the outcome of any present or future claims or litigation and adverse developments could negatively impact earnings or cash flows in a particular future period.
Environmental
The Company is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively “environmental remediation work”) at approximately 133 locations, some that are now or were previously Company-owned/occupied and some that were never Company-owned/occupied (“non-owned sites”).
The Company’s environmental remediation work at some sites is being conducted pursuant to governmental proceedings or investigations. At other sites, the Company, with appropriate state or federal agency oversight and approval, is conducting the environmental remediation work voluntarily. The Company is currently undergoing remediation efforts or is in the process of active review of the need for potential remediation efforts at approximately 110 current or formerly Company-owned/occupied sites. In addition, the Company may be liable for a share of the clean-up of approximately 23 non-owned sites. These non-owned sites are typically (a) locations of independent waste disposal or recycling operations with alleged or confirmed contaminated soil and/or groundwater to which the Company may have shipped waste products or drums for re-conditioning, or (b) contaminated non-owned sites near historical sites owned or operated by the Company or its predecessors from which contamination is alleged to have arisen.
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
Changes in total environmental liabilities are as follows:

	Nine months ended September 30,
(in millions)	2018	2017
Environmental liabilities at beginning of period	$89.2	$95.8
Revised obligation estimates	10.3	11.4
Environmental payments	(12.2)	(14.1)
Foreign exchange	(0.2)	0.3
Environmental liabilities at end of period	$87.1	$93.4
Environmental liabilities of $31.8 million and $29.1 million were classified as current in other accrued expenses in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively. The long-term portion of environmental liabilities is recorded in other long-term liabilities in the condensed consolidated balance sheets.
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
Financial information for the Company’s segments is as follows:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Three Months Ended September 30, 2018
Net sales:
External customers	$1,285.3	$273.5	$472.4	$99.5	$—	$2,130.7
Inter-segment	28.6	3.0	0.9	0.1	(32.6)	—
Total net sales	$1,313.9	$276.5	$473.3	$99.6	$(32.6)	$2,130.7
Cost of goods sold (exclusive of depreciation)	1,023.5	227.8	365.4	77.9	(32.6)	1,662.0
Outbound freight and handling	56.1	10.1	14.6	1.9	—	82.7
Warehousing, selling and administrative	134.9	19.4	57.7	10.7	6.3	229.0
Adjusted EBITDA	$99.4	$19.2	$35.6	$9.1	$(6.3)	$157.0
Other operating expenses, net						12.4
Depreciation						31.5
Amortization						13.5
Interest expense, net						32.2
Other income, net						(2.5)
Income tax expense						20.3
Net income						$49.6
Total assets	$3,263.9	$1,640.4	$994.2	$209.6	$(611.0)	$5,497.1

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Three Months Ended September 30, 2017
Net sales:
External customers	$1,185.0	$299.9	$456.9	$106.9	$—	$2,048.7
Inter-segment	25.9	2.5	1.1	—	(29.5)	—
Total net sales	$1,210.9	$302.4	$458.0	$106.9	$(29.5)	$2,048.7
Cost of goods sold (exclusive of depreciation)	937.5	246.2	355.1	84.6	(29.5)	1,593.9
Outbound freight and handling	50.3	9.1	13.8	1.6	—	74.8
Warehousing, selling and administrative	132.7	21.9	58.2	11.4	6.5	230.7
Adjusted EBITDA	$90.4	$25.2	$30.9	$9.3	$(6.5)	$149.3
Other operating expenses, net						11.8
Depreciation						32.5
Amortization						16.8
Interest expense, net						38.4
Other expense, net						4.4
Income tax expense						6.5
Net income						$38.9
Total assets	$3,634.0	$2,006.9	$905.2	$251.7	$(1,107.7)	$5,690.1

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Nine Months Ended September 30, 2018
Net sales:
External customers	$3,799.5	$1,037.8	$1,522.9	$301.1	$—	$6,661.3
Inter-segment	101.6	7.2	3.5	0.2	(112.5)	—
Total net sales	$3,901.1	$1,045.0	$1,526.4	$301.3	$(112.5)	$6,661.3
Cost of goods sold (exclusive of depreciation)	3,041.0	865.0	1,176.3	235.7	(112.5)	5,205.5
Outbound freight and handling	162.7	32.5	47.4	5.9	—	248.5
Warehousing, selling and administrative	409.6	64.2	182.3	33.7	21.1	710.9
Adjusted EBITDA	$287.8	$83.3	$120.4	$26.0	$(21.1)	$496.4
Other operating expenses, net						37.0
Depreciation						93.8
Amortization						40.7
Interest expense, net						99.1
Other income, net						(3.0)
Income tax expense						57.7
Net income						$171.1
Total assets	$3,263.9	$1,640.4	$994.2	$209.6	$(611.0)	$5,497.1

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Nine Months Ended September 30, 2017
Net sales:
External customers	$3,527.0	$1,099.6	$1,360.3	$307.6	$—	$6,294.5
Inter-segment	92.1	6.6	3.6	0.3	(102.6)	—
Total net sales	$3,619.1	$1,106.2	$1,363.9	$307.9	$(102.6)	$6,294.5
Cost of goods sold (exclusive of depreciation)	2,807.1	926.7	1,054.5	248.2	(102.6)	4,933.9
Outbound freight and handling	144.4	27.5	41.0	4.8	—	217.7
Warehousing, selling and administrative	404.1	65.7	169.6	34.0	21.8	695.2
Adjusted EBITDA	$263.5	$86.3	$98.8	$20.9	$(21.8)	$447.7
Other operating expenses, net						55.8
Depreciation						102.5
Amortization						50.0
Interest expense, net						110.0
Loss on extinguishment of debt						0.8
Other expense, net						20.4
Income tax expense						15.4
Net income						$92.8
Total assets	$3,634.0	$2,006.9	$905.2	$251.7	$(1,107.7)	$5,690.1

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
We monitor the results of our operating segments separately for the purposes of making decisions about resource allocation and performance assessment. We evaluate performance on the basis of gross profit, which we define as net sales less cost of goods sold (exclusive of depreciation), gross margin, which we define as gross profit divided by external net sales as well as Adjusted EBITDA, which we define as our consolidated net income, plus the sum of interest expense, net of interest income, income tax expense, depreciation, amortization, loss on extinguishment of debt, other operating expenses, net (which primarily consists of acquisition and integration related expenses, employee stock-based compensation expense, restructuring charges, other employee termination costs, business optimization, and other unusual or non-recurring expenses) and other income (expense), net (which consists of gains and losses on foreign currency transactions and undesignated derivative instruments, debt refinancing costs, non-operating retirement benefits, and other non-operating activity). We believe that Adjusted EBITDA is an important indicator of operating performance because:

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
The following is management’s discussion and analysis of the financial condition and results of operations for the three and nine months ended September 30, 2018 as compared to the corresponding period in the prior year. Information included in this section for reported sales volumes and pricing utilize an average price at the consolidated level and respective reporting segment levels.  In certain reporting segments we utilized country and revenue stream information to provide a more accurate representation of changes to the business. This discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, set forth in this report under “Financial Statements” and our Annual Report on Form 10-K for the year ended December 31, 2017, as recast to the extent provided in the Current Report on Form 8-K and the exhibits attached thereto, filed with the SEC on November 1, 2018.
Non-GAAP Financial Measures
We believe that certain financial measures that do not comply with US GAAP provide relevant and meaningful information concerning the ongoing operating results of the Company. These financial measures include gross profit (exclusive of depreciation), gross margin (exclusive of depreciation) and Adjusted EBITDA. Such non-GAAP financial measures are used from time to time herein but should not be viewed as a substitute for GAAP measures of performance.

Results of Operations
The following tables set forth, for the periods indicated, certain statements of operations data first on the basis of reported data and then as a percentage of total net sales for the relevant period.
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

	Three Months Ended				Favorable (unfavorable)	% Change	Impact of currency (1)
(in millions)	September 30, 2018		September 30, 2017
Net sales	$2,130.7	100.0%	$2,048.7	100.0%	$82.0	4.0%	(2.2)%
Cost of goods sold (exclusive of depreciation)	1,662.0	78.0%	1,593.9	77.8%	(68.1)	4.3%	2.2%
Operating expenses:
Outbound freight and handling	82.7	3.9%	74.8	3.7%	(7.9)	10.6%	1.3%
Warehousing, selling and administrative	229.0	10.7%	230.7	11.3%	1.7	(0.7)%	1.8%
Other operating expenses, net	12.4	0.6%	11.8	0.6%	(0.6)	5.1%	—%
Depreciation	31.5	1.5%	32.5	1.6%	1.0	(3.1)%	0.9%
Amortization	13.5	0.6%	16.8	0.8%	3.3	(19.6)%	1.7%
Total operating expenses	$369.1	17.3%	$366.6	17.9%	$(2.5)	0.7%	1.6%
Operating income	$99.6	4.7%	$88.2	4.3%	$11.4	12.9%	(4.4)%
Other (expense) income:
Interest income	0.6	—%	0.9	—%	(0.3)	(33.3)%	—%
Interest expense	(32.8)	(1.5)%	(39.3)	(1.9)%	6.5	(16.5)%	0.5%
Other income (expense), net	2.5	0.1%	(4.4)	(0.2)%	6.9	N/M	13.6%
Total other expense	$(29.7)	(1.4)%	$(42.8)	(2.1)%	$13.1	(30.6)%	1.9%
Income before income taxes	69.9	3.3%	45.4	2.2%	24.5	54.0%	(6.8)%
Income tax expense	20.3	1.0%	6.5	0.3%	(13.8)	212.3%	3.1%
Net income	$49.6	2.3%	$38.9	1.9%	$10.7	27.5%	(7.5)%

(1)	Foreign currency translation is included in the percentage change. Unfavorable impacts from foreign currency translation are designated with parentheses.
Net sales

Net sales percentage change due to:
Acquisitions	0.6%
Reported sales volumes	(0.7)%
Sales pricing and product mix	6.3%
Foreign currency translation	(2.2)%
Total	4.0%
Net sales were $2,130.7 million for the three months ended September 30, 2018, an increase of $82.0 million, or 4.0%, from the three months ended September 30, 2017. On a constant currency basis, net sales increased due to sales pricing and product mix improvements in all segments, partially offset by lower reported sales volumes in Canada, EMEA and ROW for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Net sales also increased from the January 2018 Kemetyl and May 2018 Earthoil acquisitions in EMEA and the September 2017 Tagma acquisition in the Rest of World segment. Refer to the “Segment results” for the three months ended September 30, 2018 discussion for additional information.

Gross profit (exclusive of depreciation)

Gross profit percentage change due to:
Acquisitions	1.0%
Reported sales volumes	(0.7)%
Sales pricing, product costs and other adjustments	4.9%
Foreign currency translation	(2.1)%
Total	3.1%
Gross profit increased $13.9 million, or 3.1%, to $468.7 million for the three months ended September 30, 2018. The increase in gross profit is attributable to higher average selling prices resulting from changes in market and product mix and sales force execution. The increase in gross profit from acquisitions was attributable to the January 2018 Kemetyl and May 2018 Earthoil acquisitions in EMEA and the September 2017 Tagma acquisition in the Rest of World segment. Gross margin, which we define as gross profit divided by external net sales, decreased to 22.0% for the three months ended September 30, 2018 from 22.2% for the three months ended September 30, 2017. Refer to the “Segment results” for the three months ended September 30, 2018 discussion for additional information.
Outbound freight and handling
Outbound freight and handling expenses increased $7.9 million, or 10.6%, to $82.7 million for the three months ended September 30, 2018. On a constant currency basis, outbound freight and handling expenses increased $8.9 million, or 11.9%, primarily due to higher delivery costs resulting from capacity constraints and higher fuel costs, partially offset by lower reported sales volumes. Refer to the “Segment results” for the three months ended September 30, 2018 discussion for additional information.
Warehousing, selling and administrative
Warehousing, selling and administrative expenses decreased $1.7 million, or 0.7%, to $229.0 million for the three months ended September 30, 2018. On a constant currency basis, the $2.6 million increase is primarily due to focused investments in resources and capabilities to meet our sales force and digital initiative objectives and higher environmental remediation expenses. These costs were partially offset by lower variable compensation expense and cost containment efforts across all of our segments. Refer to the “Segment results” for the three months ended September 30, 2018 discussion for additional information.
Other operating expenses, net
Other operating expenses, net increased $0.6 million from $11.8 million for the three months ended September 30, 2017 to $12.4 million for the three months ended September 30, 2018. The increase was primarily due to higher acquisition and integration related expenses and higher restructuring charges. The increase was partially offset by the reduction in costs incurred to support the transformation of the US business. Refer to “Note 4: Other operating expenses, net” and “Note 5: Restructuring charges” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Depreciation and amortization
Depreciation expense decreased $1.0 million, or 3.1%, to $31.5 million for the three months ended September 30, 2018. On a constant currency basis, the $0.7 million decrease was primarily due to assets reaching the end of their useful lives.
Amortization expense decreased $3.3 million, or 19.6%, to $13.5 million for the three months ended September 30, 2018. On a constant currency basis, the decrease of $3.0 million was primarily attributable to intangibles reaching the end of their useful lives.
Interest expense
Interest expense decreased $6.5 million, or 16.5%, to $32.8 million for the three months ended September 30, 2018 primarily due to lower average outstanding borrowings. Refer to “Note 11: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other income (expense), net
Other income (expense), net decreased $6.9 million, or 156.8%, from an expense of $4.4 million for the three months ended September 30, 2017 to an income of $2.5 million for the three months ended September 30, 2018. The decrease was primarily related to the reduced exposure to exchange movements on foreign currency denominated loans due to the Euro Term B loan repayment in November 2017, partially offset by the absence of gains from interest rate swap contracts as the Company designated the interest rate swaps as a cash flow hedge in the third quarter of 2017. Refer to “Note 6: Other income (expense), net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Income tax expense
Income tax expense was $20.3 million, and resulted in an effective tax rate of 29.0%, during the three months ended September 30, 2018. The Company’s effective tax rate for the three month period ended September 30, 2018 was higher than the recently reduced US federal statutory rate of 21.0%, primarily due to the addition of state taxes and the higher tax rates incurred on the company’s earnings outside the US, including the expected net impact of the 2017 US Tax Cuts and Jobs Act on foreign net earnings. These increases in the effective tax rate were partially offset by the release of valuation allowances on certain tax attributes.
Income tax expense was $6.5 million, and resulted in an effective tax rate of 14.3%, during the three months ended September 30, 2017. The Company’s effective tax rate for three months ended September 30, 2017 was lower than the US federal statutory rate of 35.0%, primarily due to the mix of earnings in multiple jurisdictions, non-taxable interest income and the release of a valuation allowance on certain foreign tax attributes.
Segment results
Our Adjusted EBITDA and gross profit by operating segment and in aggregate is summarized in the following tables:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Three months ended September 30, 2018
Net sales:
External customers	$1,285.3	$273.5	$472.4	$99.5	$—	$2,130.7
Inter-segment	28.6	3.0	0.9	0.1	(32.6)	—
Total net sales	$1,313.9	$276.5	$473.3	$99.6	$(32.6)	$2,130.7
Cost of goods sold (exclusive of depreciation)	1,023.5	227.8	365.4	77.9	(32.6)	1,662.0
Outbound freight and handling	56.1	10.1	14.6	1.9	—	82.7
Warehousing, selling and administrative	134.9	19.4	57.7	10.7	6.3	229.0
Adjusted EBITDA	$99.4	$19.2	$35.6	$9.1	$(6.3)	$157.0
Other operating expenses, net						12.4
Depreciation						31.5
Amortization						13.5
Interest expense, net						32.2
Other income, net						(2.5)
Income tax expense						20.3
Net income						$49.6

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Three months ended September 30, 2018
Gross profit:
Net sales	$1,313.9	$276.5	$473.3	$99.6	$(32.6)	$2,130.7
Cost of goods sold (exclusive of depreciation)	1,023.5	227.8	365.4	77.9	(32.6)	1,662.0
Gross profit	$290.4	$48.7	$107.9	$21.7	$—	$468.7

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Three months ended September 30, 2017
Net sales:
External customers	$1,185.0	$299.9	$456.9	$106.9	$—	$2,048.7
Inter-segment	25.9	2.5	1.1	—	(29.5)	—
Total net sales	$1,210.9	$302.4	$458.0	$106.9	$(29.5)	$2,048.7
Cost of goods sold (exclusive of depreciation)	937.5	246.2	355.1	84.6	(29.5)	1,593.9
Outbound freight and handling	50.3	9.1	13.8	1.6	—	74.8
Warehousing, selling and administrative	132.7	21.9	58.2	11.4	6.5	230.7
Adjusted EBITDA	$90.4	$25.2	$30.9	$9.3	$(6.5)	$149.3
Other operating expenses, net						11.8
Depreciation						32.5
Amortization						16.8
Interest expense, net						38.4
Other expense, net						4.4
Income tax expense						6.5
Net income						$38.9

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Three months ended September 30, 2017
Gross profit:
Net sales	$1,210.9	$302.4	$458.0	$106.9	$(29.5)	$2,048.7
Cost of goods sold (exclusive of depreciation)	937.5	246.2	355.1	84.6	(29.5)	1,593.9
Gross profit	$273.4	$56.2	$102.9	$22.3	$—	$454.8

(1)
Other/Eliminations represents the elimination of intersegment transactions as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.

USA.

Net sales percentage change due to:		Gross profit percentage change due to:
Reported sales volumes	1.9%	Reported sales volumes	1.9%
Sales pricing and product mix	6.6%	Sales pricing, product costs and other adjustments	4.3%
Total	8.5%	Total	6.2%
External sales in the USA segment were $1,285.3 million, an increase of $100.3 million, or 8.5%, for the three months ended September 30, 2018, primarily due to higher average selling prices resulting from chemical price inflation on certain products and the Company’s efforts to improve its sales force effectiveness as well as higher reported sales volumes, primarily in bulk commodity chemicals.
Gross profit increased $17.0 million, or 6.2%, to $290.4 million for the three months ended September 30, 2018. Gross profit increased due to higher volumes and changes in product mix. Gross margin decreased from 23.1% for the three months ended September 30, 2017 to 22.6% during the three months ended September 30, 2018 reflecting chemical price inflation and the change in product mix.
Outbound freight and handling expenses increased $5.8 million, or 11.5%, to $56.1 million for the three months ended September 30, 2018 primarily due to higher delivery costs resulting from capacity constraints and higher fuel costs.

Operating expenses increased $2.2 million, or 1.7%, to $134.9 million for the three months ended September 30, 2018 primarily due to focused investments in resources and capabilities to meet our sales force and digital initiative objectives, higher environmental remediation expense and higher bad debt charges, partially offset by lower variable compensation expense and strong cost containment. Operating expenses as a percentage of external sales decreased from 11.2% for the three months ended September 30, 2017 to 10.5% for the three months ended September 30, 2018.
Adjusted EBITDA increased by $9.0 million, or 10.0%, to $99.4 million for the three months ended September 30, 2018 primarily as a result of higher gross profit which offset the effect of higher outbound freight and handling expenses. Adjusted EBITDA margin increased from 7.6% in the three months ended September 30, 2017 to 7.7% for the three months ended September 30, 2018 reflecting lower operating expenses as a percentage of sales, partially offset by higher outbound freight and handling expenses as a percentage of sales.
Canada.

Net sales percentage change due to:		Gross profit percentage change due to:
Reported sales volumes	(8.7)%	Reported sales volumes	(9.1)%
Sales pricing and product mix	5.4%	Sales pricing, product costs and other adjustments	0.7%
Foreign currency translation	(5.5)%	Foreign currency translation	(4.9)%
Total	(8.8)%	Total	(13.3)%
External sales in the Canada segment were $273.5 million, a decrease of $26.4 million, or 8.8%, for the three months ended September 30, 2018. On a constant currency basis, external net sales decreased primarily due to lower sales volumes attributable to the weather-impacted agriculture market as well as volume reductions related to a partial plant shutdown of a large customer. The increase in external net sales from changes in sales pricing and product mix was due to higher average selling prices in industrial chemical products resulting from changes in product mix.
Gross profit decreased $7.5 million, or 13.3%, to $48.7 million for the three months ended September 30, 2018. On a constant currency basis, gross profit decreased due to lower sales volumes in agriculture and a partial plant shutdown of a large customer. Gross margin decreased 0.9% to 17.8% for the three months ended September 30, 2018 reflecting market challenges in agriculture, partially offset by growth in the industrial chemical business.
Outbound freight and handling expenses increased $1.0 million, or 11.0%, to $10.1 million for the three months ended September 30, 2018 due to higher delivery costs per ton resulting from tight market conditions.
Operating expenses decreased by $2.5 million, or 11.4%, to $19.4 million for the three months ended September 30, 2018. Operating expenses as a percentage of external sales decreased from 7.3% for the three months ended September 30, 2017 to 7.1% for the three months ended September 30, 2018. On a constant currency basis, operating expenses decreased $1.6 million, or 7.3% primarily related to lower variable compensation expense.
Adjusted EBITDA decreased by $6.0 million, or 23.8%, to $19.2 million for the three months ended September 30, 2018. On a constant currency basis, Adjusted EBITDA decreased $4.5 million, or 17.9%, attributable to reduced demand resulting from a weather-impacted agriculture market and a partial plant shutdown of a large customer. Adjusted EBITDA margin decreased from 8.4% for the three months ended September 30, 2017 to 7.0% for the three months ended September 30, 2018.
EMEA.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	1.6%	Acquisitions	1.7%
Reported sales volumes	(0.3)%	Reported sales volumes	(0.3)%
Sales pricing and product mix	5.7%	Sales pricing, product costs and other adjustments	7.2%
Foreign currency translation	(3.6)%	Foreign currency translation	(3.7)%
Total	3.4%	Total	4.9%
External sales in the EMEA segment were $472.4 million, an increase of $15.5 million, or 3.4%, for the three months ended September 30, 2018. On a constant currency basis, external net sales increased primarily due to higher average selling prices from chemical price inflation, mix improvement and sales force execution. The increase in external net sales from acquisitions was due to the January 2018 Kemetyl and May 2018 Earthoil acquisitions.

Gross profit increased $5.0 million, or 4.9%, to $107.9 million in the three months ended September 30, 2018. On a constant currency basis, gross profit increased from higher average selling prices attributable to favorable market and product mix. The increase in gross profit from acquisitions was due to the January 2018 Kemetyl and May 2018 Earthoil acquisitions. Gross margin increased from 22.5% for the three months ended September 30, 2017 to 22.8% for the three months ended September 30, 2018 primarily due to the change in product mix and margin management initiatives.
Outbound freight and handling expenses increased $0.8 million, or 5.8%, to $14.6 million, primarily due to higher costs to deliver.
Operating expenses decreased $0.5 million, or 0.9%, to $57.7 million for the three months ended September 30, 2018, and decreased as a percentage of external sales by 0.5% to 12.2% for the three months ended September 30, 2018. On a constant currency basis, operating expenses increased $1.4 million, or 2.4%, which was primarily due to incremental expenses related to our Kemetyl acquisition and higher salary expense.
Adjusted EBITDA increased by $4.7 million, or 15.2%, to $35.6 million for the three months ended September 30, 2018. On a constant currency basis, Adjusted EBITDA increased $6.4 million, or 20.7% primarily due to increased gross margin and lower operating expenses as a percentage of sales. For the three months ended September 30, 2018, the pharmaceutical finished goods product line represented approximately 30% of Adjusted EBITDA in the EMEA segment. Adjusted EBITDA margin increased from 6.8% for the three months ended September 30, 2017 to 7.5% for the three months ended September 30, 2018.
Rest of World.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	5.1%	Acquisitions	12.1%
Reported sales volumes	(20.8)%	Reported sales volumes	(19.3)%
Sales pricing and product mix	19.9%	Sales pricing, product costs and other adjustments	18.9%
Foreign currency translation	(11.1)%	Foreign currency translation	(14.4)%
Total	(6.9)%	Total	(2.7)%
External sales in the Rest of World segment were $99.5 million, a decrease of $7.4 million, or 6.9%, for the three months ended September 30, 2018. On a constant currency basis, external sales increased from higher average selling prices attributable to market price inflation, shortages on certain products, changes in product mix and improved sales force effectiveness. Reported sales volumes were lower due to certain product shortages as well as the Company’s continued focus on margin management efforts. The increase in external net sales from acquisitions was due to the September 2017 Tagma acquisition.
Gross profit decreased $0.6 million, or 2.7%, to $21.7 million for the three months ended September 30, 2018. On a constant currency basis, gross profit increased due to higher average selling prices resulting from higher chemical prices discussed above. The increase in gross profit from acquisitions was due to the September 2017 Tagma acquisition. Gross margin increased from 20.9% for the three months ended September 30, 2017 to 21.8% for the three months ended September 30, 2018 primarily due to the factors discussed above and a shift towards higher margin products and services.
Outbound freight and handling expenses increased $0.3 million, or 18.8%, to $1.9 million for the three months ended September 30, 2018.
Operating expenses decreased $0.7 million, or 6.1%, to $10.7 million for the three months ended September 30, 2018 and increased as a percentage of external sales from 10.7% when comparing the three months ended September 30, 2017 to 10.8% for the three months ended September 30, 2018. On a constant currency basis, operating expenses increased $0.9 million, or 7.9%.
Adjusted EBITDA decreased by $0.2 million, or 2.2%, to $9.1 million for the three months ended September 30, 2018. On a constant currency basis, Adjusted EBITDA increased $1.2 million, or 12.9%, primarily due to a shift towards higher margin products and services and market price inflation. Adjusted EBITDA margin increased from 8.7% for the three months ended September 30, 2017 to 9.1% for the three months ended September 30, 2018.

Results of Operations
The following tables set forth, for the periods indicated, certain statements of operations data first on the basis of reported data and then as a percentage of total net sales for the relevant period.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

	Nine Months Ended				Favorable (unfavorable)	% Change	Impact of currency (1)
(in millions)	September 30, 2018		September 30, 2017
Net sales	$6,661.3	100.0%	$6,294.5	100.0%	$366.8	5.8%	1.3%
Cost of goods sold (exclusive of depreciation)	5,205.5	78.1%	4,933.9	78.4%	(271.6)	5.5%	(1.3)%
Operating expenses:
Outbound freight and handling	248.5	3.7%	217.7	3.5%	(30.8)	14.1%	(1.4)%
Warehousing, selling and administrative	710.9	10.7%	695.2	11.0%	(15.7)	2.3%	(2.0)%
Other operating expenses, net	37.0	0.6%	55.8	0.9%	18.8	(33.7)%	(0.4)%
Depreciation	93.8	1.4%	102.5	1.6%	8.7	(8.5)%	(1.0)%
Amortization	40.7	0.6%	50.0	0.8%	9.3	(18.6)%	(0.2)%
Total operating expenses	$1,130.9	17.0%	$1,121.2	17.8%	$(9.7)	0.9%	(1.2)%
Operating income	$324.9	4.9%	$239.4	3.8%	$85.5	35.7%	1.7%
Other (expense) income:
Interest income	2.7	—%	2.6	—%	0.1	3.8%	(3.9)%
Interest expense	(101.8)	(1.5)%	(112.6)	(1.8)%	10.8	(9.6)%	—%
Loss on extinguishment of debt	—	—%	(0.8)	—%	0.8	(100.0)%	—%
Other income (expense), net	3.0	—%	(20.4)	(0.3)%	23.4	N/M	5.9%
Total other expense	$(96.1)	(1.4)%	$(131.2)	(2.1)%	$35.1	(26.8)%	0.9%
Income before income taxes	228.8	3.4%	108.2	1.7%	120.6	111.5%	4.8%
Income tax expense	57.7	0.9%	15.4	0.2%	(42.3)	274.7%	(1.3)%
Net income	$171.1	2.6%	$92.8	1.5%	$78.3	84.4%	5.4%

(1)	Foreign currency translation is included in the percentage change. Unfavorable impacts from foreign currency translation are designated with parentheses.
Net sales

Net sales percentage change due to:
Acquisitions	0.5%
Reported sales volumes	(1.9)%
Sales pricing and product mix	5.9%
Foreign currency translation	1.3%
Total	5.8%
Net sales were $6,661.3 million for the nine months ended September 30, 2018, an increase of $366.8 million, or 5.8%, from the nine months ended September 30, 2017. On a constant currency basis, net sales increased due to sales pricing and product mix improvements in all segments, partially offset by lower reported sales volumes in Canada, EMEA and ROW for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Net sales also increased from the January 2018 Kemetyl and May 2018 Earthoil acquisitions in EMEA and the September 2017 Tagma acquisition in the Rest of World segment. Refer to the “Segment results” for the nine months ended September 30, 2018 discussion for additional information.

Gross profit (exclusive of depreciation)

Gross profit percentage change due to:
Acquisitions	0.7%
Reported sales volumes	(1.9)%
Sales pricing, product costs and other adjustments	6.9%
Foreign currency translation	1.3%
Total	7.0%
Gross profit increased $95.2 million, or 7.0%, to $1,455.8 million for the nine months ended September 30, 2018. The increase in gross profit is attributable to higher average selling prices resulting from changes in market and product mix and sales force execution. The increase in gross profit from acquisitions was attributable to the January 2018 Kemetyl and May 2018 Earthoil acquisitions in EMEA and the September 2017 Tagma acquisition in the Rest of World segment. Gross margin, which we define as gross profit divided by external net sales, increased to 21.9% for the nine months ended September 30, 2018 from 21.6% for the nine months ended September 30, 2017. Refer to the “Segment results” for the nine months ended September 30, 2018 discussion for additional information.
Outbound freight and handling
Outbound freight and handling expenses increased $30.8 million, or 14.1%, to $248.5 million for the nine months ended September 30, 2018. On a constant currency basis, outbound freight and handling expenses increased $27.6 million, or 12.7% primarily due to higher delivery costs resulting from capacity constraints and higher fuel costs, partially offset by lower reported sales volumes. Refer to the “Segment results” for the nine months ended September 30, 2018 discussion for additional information.
Warehousing, selling and administrative
Warehousing, selling and administrative expenses increased $15.7 million, or 2.3%, to $710.9 million for the nine months ended September 30, 2018. On a constant currency basis, the $6.6 million increase is primarily due to focused investments in resources and capabilities to meet our sales force and digital initiative objectives. These costs were partially offset by cost containment efforts across all of our segments, lower variable compensation expense and lower medical expenses in the current year. Refer to the “Segment results” for the nine months ended September 30, 2018 discussion for additional information.
Other operating expenses, net
Other operating expenses, net decreased $18.8 million from $55.8 million for the nine months ended September 30, 2017 to $37.0 million for the nine months ended September 30, 2018. The decrease was primarily related to the reduction in costs incurred to support the transformation of the US business and lower restructuring charges. The decrease was partially offset by higher acquisition and integration related expenses, higher other employee termination costs and higher stock-based compensation. Refer to “Note 4: Other operating expenses, net” and “Note 5: Restructuring charges” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Depreciation and amortization
Depreciation expense decreased $8.7 million, or 8.5%, to $93.8 million for the nine months ended September 30, 2018. On a constant currency basis, the $9.7 million decrease was primarily due to assets reaching the end of their useful lives.
Amortization expense decreased $9.3 million, or 18.6%, to $40.7 million for the nine months ended September 30, 2018. On a constant currency basis, the decrease of $9.4 million was primarily attributable to intangibles reaching the end of their useful lives.
Interest expense
Interest expense decreased $10.8 million, or 9.6%, to $101.8 million for the nine months ended September 30, 2018 primarily due to lower average outstanding borrowings. Refer to “Note 11: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other income (expense), net
Other income (expense), net decreased $23.4 million, or 114.7%, from an expense of $20.4 million for the nine months ended September 30, 2017 to an income of $3.0 million for the nine months ended September 30, 2018. The decrease was primarily related to the reduced exposure to exchange movements on foreign currency denominated loans due to the Euro Term B loan repayment in November 2017. The decrease was also due to the absence of debt amendment fees for the January 2017 amendment of the Senior Term B loan agreement and the absence of losses from interest rate swap contracts as the Company designated the interest rate swaps as a cash flow hedge in the third quarter of 2017. Refer to “Note 6: Other income (expense), net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Income tax expense
Income tax expense was $57.7 million, and resulted in an effective tax rate of 25.2%, during the nine months ended September 30, 2018. The Company’s effective tax rate for the nine month period ended September 30, 2018 was higher than the recently reduced US federal statutory rate of 21.0%, primarily due to the addition of state taxes, and the higher tax rates incurred on the company’s earnings outside the US, including the expected net impact of the 2017 US Tax Cuts and Jobs Act on foreign net earnings. These increases in the effective tax rate were partially offset by the release of valuation allowances on certain tax attributes. Included in the $57.7 million of tax expense for September 30, 2018 was a $7.4 million benefit related to the release of valuation allowance on a foreign tax attribute, a $2.7 million benefit in recognition of previously unrecognized tax benefits due to the statute of limitation expiration, and a $6.3 million expense related to return to provision adjustments.
Segment results
Our Adjusted EBITDA and gross profit by operating segment and in aggregate is summarized in the following tables:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Nine months ended September 30, 2018
Net sales:
External customers	$3,799.5	$1,037.8	$1,522.9	$301.1	$—	$6,661.3
Inter-segment	101.6	7.2	3.5	0.2	(112.5)	—
Total net sales	$3,901.1	$1,045.0	$1,526.4	$301.3	$(112.5)	$6,661.3
Cost of goods sold (exclusive of depreciation)	3,041.0	865.0	1,176.3	235.7	(112.5)	5,205.5
Outbound freight and handling	162.7	32.5	47.4	5.9	—	248.5
Warehousing, selling and administrative	409.6	64.2	182.3	33.7	21.1	710.9
Adjusted EBITDA	$287.8	$83.3	$120.4	$26.0	$(21.1)	$496.4
Other operating expenses, net						37.0
Depreciation						93.8
Amortization						40.7
Interest expense, net						99.1
Other income, net						(3.0)
Income tax expense						57.7
Net income						$171.1

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Nine months ended September 30, 2018
Gross profit:
Net sales	$3,901.1	$1,045.0	$1,526.4	$301.3	$(112.5)	$6,661.3
Cost of goods sold (exclusive of depreciation)	3,041.0	865.0	1,176.3	235.7	(112.5)	5,205.5
Gross profit	$860.1	$180.0	$350.1	$65.6	$—	$1,455.8

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Nine months ended September 30, 2017
Net sales:
External customers	$3,527.0	$1,099.6	$1,360.3	$307.6	$—	$6,294.5
Inter-segment	92.1	6.6	3.6	0.3	(102.6)	—
Total net sales	$3,619.1	$1,106.2	$1,363.9	$307.9	$(102.6)	$6,294.5
Cost of goods sold (exclusive of depreciation)	2,807.1	926.7	1,054.5	248.2	(102.6)	4,933.9
Outbound freight and handling	144.4	27.5	41.0	4.8	—	217.7
Warehousing, selling and administrative	404.1	65.7	169.6	34.0	21.8	695.2
Adjusted EBITDA	$263.5	$86.3	$98.8	$20.9	$(21.8)	$447.7
Other operating expenses, net						55.8
Depreciation						102.5
Amortization						50.0
Interest expense, net						110.0
Loss on extinguishment of debt						0.8
Other expense, net						20.4
Income tax expense						15.4
Net income						$92.8

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations (1)	Consolidated
	Nine months ended September 30, 2017
Gross profit:
Net sales	$3,619.1	$1,106.2	$1,363.9	$307.9	$(102.6)	$6,294.5
Cost of goods sold (exclusive of depreciation)	2,807.1	926.7	1,054.5	248.2	(102.6)	4,933.9
Gross profit	$812.0	$179.5	$309.4	$59.7	$—	$1,360.6

(1)
Other/Eliminations represents the elimination of intersegment transactions as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.

USA.

Net sales percentage change due to:		Gross profit percentage change due to:
Reported sales volumes	1.2%	Reported sales volumes	1.2%
Sales pricing and product mix	6.5%	Sales pricing, product costs and other adjustments	4.7%
Total	7.7%	Total	5.9%
External sales in the USA segment were $3,799.5 million, an increase of $272.5 million, or 7.7%, for the nine months ended September 30, 2018, primarily due to higher average selling prices resulting from chemical price inflation on certain products and the Company’s efforts to improve its sales force effectiveness as well as higher reported sales volumes, primarily in bulk commodity chemicals.
Gross profit increased $48.1 million, or 5.9%, to $860.1 million for the nine months ended September 30, 2018. Gross profit increased due to changes in product mix, higher sales volumes and a net benefit from miscellaneous operating items. Gross margin decreased from 23.0% for the nine months ended September 30, 2017 to 22.6% during the nine months ended September 30, 2018 due to product mix.
Outbound freight and handling expenses increased $18.3 million, or 12.7%, to $162.7 million for the nine months ended September 30, 2018 primarily due to higher delivery costs resulting from capacity constraints and higher fuel costs.

Operating expenses increased $5.5 million, or 1.4%, to $409.6 million for the nine months ended September 30, 2018 primarily due to focused investments in resources and capabilities to meet our sales force and digital initiative objectives. These costs were partially offset by lower medical expenses, lower variable compensation expense and strong cost containment. Operating expenses as a percentage of external sales decreased from 11.5% for the nine months ended September 30, 2017 to 10.8% for the nine months ended September 30, 2018.
Adjusted EBITDA increased by $24.3 million, or 9.2%, to $287.8 million for the nine months ended September 30, 2018. Adjusted EBITDA margin increased from 7.5% in the nine months ended September 30, 2017 to 7.6% for the nine months ended September 30, 2018 primarily as a result of lower operating expenses as a percentage of sales, partially offset by lower gross margin and higher outbound freight and handling expenses as a percentage of sales.
Canada.

Net sales percentage change due to:		Gross profit percentage change due to:
Reported sales volumes	(11.6)%	Reported sales volumes	(7.0)%
Sales pricing and product mix	4.5%	Sales pricing, product costs and other adjustments	5.7%
Foreign currency translation	1.5%	Foreign currency translation	1.6%
Total	(5.6)%	Total	0.3%
External sales in the Canada segment were $1,037.8 million, a decrease of $61.8 million, or 5.6%, for the nine months ended September 30, 2018. On a constant currency basis, external net sales decreased primarily due to lower sales volumes attributable to the weather-impacted agriculture market as well as volume reductions in the industrial chemical business due to the Company’s focus on margin management efforts. Average selling prices increased as a result of chemical price inflation in certain products, changes in market and product mix and sales force execution for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Gross profit increased $0.5 million, or 0.3%, to $180.0 million in the nine months ended September 30, 2018. On a constant currency basis, gross profit decreased due to lower sales volumes in agriculture and the industrial chemical business. Gross margin increased 1.0% to 17.3% for the nine months ended September 30, 2018 due to the lower contribution from agriculture sales in 2018 and margin management efforts.
Outbound freight and handling expenses increased $5.0 million, or 18.2%, to $32.5 million for the nine months ended September 30, 2018 primarily due to higher delivery costs per ton resulting from tight market conditions.
Operating expenses decreased by $1.5 million, or 2.3%, to $64.2 million for the nine months ended September 30, 2018, and increased as a percentage of external sales from 6.0% when comparing the nine months ended September 30, 2017 to 6.2% for the nine months ended September 30, 2018. On a constant currency basis, operating expenses decreased $2.5 million, or 3.8% primarily due to lower variable compensation expense and cost containment efforts.
Adjusted EBITDA decreased by $3.0 million, or 3.5%, to $83.3 million for the nine months ended September 30, 2018. On a constant currency basis, Adjusted EBITDA decreased $4.3 million, or 5.0%, attributable to reduced demand resulting from a weather-impacted agriculture market, partially offset by growth in the industrial chemical business. Adjusted EBITDA margin increased from 7.8% for the nine months ended September 30, 2017 to 8.0% for the nine months ended September 30, 2018 reflecting the lower contribution from agriculture sales in 2018.
EMEA.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	1.3%	Acquisitions	1.7%
Reported sales volumes	(5.9)%	Reported sales volumes	(5.9)%
Sales pricing and product mix	10.6%	Sales pricing, product costs and other adjustments	11.2%
Foreign currency translation	6.0%	Foreign currency translation	6.2%
Total	12.0%	Total	13.2%
External sales in the EMEA segment were $1,522.9 million, an increase of $162.6 million, or 12.0%, for the nine months ended September 30, 2018. On a constant currency basis, external net sales increased primarily due to higher average selling prices from chemical price inflation, mix improvement and sales force execution. Lower volumes are largely attributable to certain product shortages and a reduction of direct commodity sales. The increase in external net sales from acquisitions was due to the January 2018 Kemetyl and May 2018 Earthoil acquisitions.
Gross profit increased $40.7 million, or 13.2%, to $350.1 million in the nine months ended September 30, 2018. On a constant currency basis, gross profit increased from higher average selling prices attributable to favorable product mix and margin management initiatives. The increase in gross profit from acquisitions was due to the January 2018 Kemetyl and May 2018 Earthoil acquisitions. Gross margin increased from 22.7% for the nine months ended September 30, 2017 to 23.0% for the nine months ended September 30, 2018 primarily due to the change in product mix and price inflation.
Outbound freight and handling expenses increased $6.4 million, or 15.6%, to $47.4 million, primarily due to incremental expenses related to our Kemetyl acquisition and overall higher costs to deliver.
Operating expenses increased $12.7 million, or 7.5%, to $182.3 million for the nine months ended September 30, 2018, and decreased as a percentage of external sales by 0.5% to 12.0% for the nine months ended September 30, 2018. On a constant currency basis, operating expenses increased $2.6 million, or 1.5%, which was primarily due to incremental expenses related to our Kemetyl acquisition and higher salary expense, partially offset by lower environmental remediation expenses, lower bad debt charges and lower lease expense.
Adjusted EBITDA increased by $21.6 million, or 21.9%, to $120.4 million for the nine months ended September 30, 2018. On a constant currency basis, Adjusted EBITDA increased $15.5 million, or 15.7% primarily due to increased gross margin and lower operating expenses as a percentage of sales, partially offset by higher outbound freight and handling expenses as a percentage of sales. For the nine months ended September 30, 2018, the pharmaceutical finished goods product line represented approximately 30% of Adjusted EBITDA in the EMEA segment. Adjusted EBITDA margin increased from 7.3% for the nine months ended September 30, 2017 to 7.9% for the nine months ended September 30, 2018.
Rest of World.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	3.4%	Acquisitions	8.2%
Reported sales volumes	(20.2)%	Reported sales volumes	(18.3)%
Sales pricing and product mix	18.9%	Sales pricing, product costs and other adjustments	26.9%
Foreign currency translation	(4.2)%	Foreign currency translation	(6.9)%
Total	(2.1)%	Total	9.9%
External sales in the Rest of World segment were $301.1 million, a decrease of $6.5 million, or 2.1%, for the nine months ended September 30, 2018. External sales increased from higher average selling prices attributable to market price inflation, shortages on certain products, changes in product mix and improved sales force effectiveness. Reported sales volumes were lower due to certain product shortages as well as the Company’s continued focus on margin management efforts. The increase in external net sales from acquisitions was due to the September 2017 Tagma acquisition.
Gross profit increased $5.9 million, or 9.9%, to $65.6 million for the nine months ended September 30, 2018 due to higher average selling prices resulting from higher chemical prices discussed above. The increase in gross profit from acquisitions was due to the September 2017 Tagma acquisition. Gross margin increased from 19.4% for the nine months ended September 30, 2017 to 21.8% for the nine months ended September 30, 2018 primarily due to the factors discussed above and a shift towards higher margin products and services.
Outbound freight and handling expenses increased $1.1 million, or 22.9%, to $5.9 million for the nine months ended September 30, 2018.
Operating expenses decreased $0.3 million, or 0.9%, to $33.7 million for the nine months ended September 30, 2018 and increased as a percentage of external sales from 11.1% when comparing the nine months ended September 30, 2017 to 11.2% for the nine months ended September 30, 2018. On a constant currency basis, operating expenses increased $1.8 million, or 5.3%, primarily due to higher variable compensation expense.
Adjusted EBITDA increased $5.1 million, or 24.4%, to $26.0 million for the nine months ended September 30, 2018. On a constant currency basis, Adjusted EBITDA increased $6.9 million, or 33.0%, primarily due to a shift towards higher margin products and services and market price inflation, partially offset by higher outbound freight and handling expenses and higher operating expenses as a percentage of sales. Adjusted EBITDA margin increased from 6.8% for the nine months ended September 30, 2017 to 8.6% for the nine months ended September 30, 2018.

Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from our operations and borrowings under our credit facilities. As of September 30, 2018, we had $541.9 million available under our credit facilities.
We are in compliance with our debt covenants. Our primary liquidity and capital resource needs are to service our debt and to finance working capital, capital expenditures, other liabilities and cost of acquisitions. We believe that the Company will continue to have sufficient liquidity and financial flexibility to meet all of our business obligations and capital resources needs. We will continue to balance our focus on sales and earnings growth with continuing efforts in cost control and working capital management.
Cash Flows
The following table presents a summary of our cash flow activity for the periods set forth below:

	Nine months ended
(in millions)	September 30, 2018	September 30, 2017
Net cash (used) provided by operating activities	$(2.6)	$35.8
Net cash used by investing activities	(71.3)	(80.4)
Net cash used by financing activities	(290.1)	(35.5)
Effect of exchange rate changes on cash and cash equivalents	(17.1)	37.6
Net decrease in cash and cash equivalents	$(381.1)	$(42.5)
Cash (Used) Provided by Operating Activities
Cash (used) provided by operating activities decreased $38.4 million from cash provided of $35.8 million for the nine months ended September 30, 2017 to cash used of $2.6 million for the nine months ended September 30, 2018 primarily from a net increase in the change in net working capital compared to the prior year nine months ended September 30, 2017, partially offset by higher net income, exclusive of non-cash items.
The Company adopted ASC 606 as of January 1, 2018, and although there was no impact to total operating cash flows, there were a certain number of presentation changes to specific line items in the condensed consolidated balance sheet and within operating activities in the condensed consolidated statement of cash flows. See “Note 2: Significant accounting policies,” for the impact to the condensed consolidated balance sheet and statement of operations at September 30, 2018.
Excluding the presentation changes from the adoption of ASC 606, the change in trade working capital, which includes trade accounts receivable, net, inventories, and trade accounts payable, was an increased use of cash of $83.2 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increased cash outflow for trade accounts payable is primarily attributable to reductions in Canadian payables during the nine months ended September 30, 2018 due to a weather-impacted agriculture market. Cash outflows for inventory during the nine months ended September 30, 2018 increased compared to the nine months ended September 30, 2017 due to a buildup of inventory within the USA segment partially offset by lower inventory purchases within the Canada segment due to the above mentioned agriculture market. The cash inflows from trade accounts receivable, net is attributable to improvement in the timing of customer payments for the nine months ended September 30, 2018.
The change in prepaid expenses and other current assets contributed $7.0 million, primarily due to reductions in vendor prepayments during the nine months ended September 30, 2018, to partially offset the increase in cash used by operating activities.
The change in pensions and other postretirement benefit liabilities provided cash of $2.0 million due to lower cash contributions during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
The remaining cash outflow associated with operating activities of $37.0 million is primarily related to higher compensation payments, capitalization of contract costs, and prior year changes in the fair value of interest rate swaps, which was partially offset by lower interest costs.
Cash Used by Investing Activities
Cash used by investing activities decreased $9.1 million from $80.4 million for the nine months ended September 30, 2017 to $71.3 million for the nine months ended September 30, 2018. The decrease is related to an increase in proceeds from the sale of property, plant and equipment of $5.5 million, primarily attributable to the 2018 sale of previously closed facilities. The decrease is also related to lower net cash outflows for purchases of businesses of $4.4 million year-over-year. In 2017, cash outflows of

$24.4 million were related to the acquisitions of Tagma Brazil, certain assets of PVS, and Nexus Ag purchase accounting adjustments. The 2018 net cash outflows of $20.0 million were related to cash outflows from the Earthoil and Kemetyl acquisitions, partially offset by cash inflow due to Tagma purchase accounting adjustments.
Cash Used by Financing Activities
Cash used by financing activities increased $254.6 million from $35.5 million for the nine months ended September 30, 2017 to $290.1 million for the nine months ended September 30, 2018, primarily due to an early repayment of $530.0 million on the Company’s Senior Term B Loan during the nine months ended September 30, 2018. This was partially offset by increased borrowings on the ABL facilities to fund the early payments and address seasonal working capital needs.
Cash used by financing activities also decreased by $26.4 million due to fewer stock option exercises for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This was partially offset by reduced cash outflows of $4.3 million in net share settlements of stock-based compensation awards year-over-year.
Additionally, there were no acquisition related contingent consideration payments during the nine months ended September 30, 2018 compared to the cash outflow of $3.2 million for the nine months ended September 30, 2017. The Company reclassified the 2017 contingent consideration payments due to the adoption of ASU 2016-15 “Statement of Cash Flows” (Topic 230) - “Classification of Certain Cash Receipts and Cash Payments.” Refer to “Note 2: Significant accounting policies” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
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
You should read this Quarterly Report on Form 10-Q, including the uncertainties and factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as recast to the extent provided in the Current Report on Form 8-K and the exhibits attached thereto, filed with the SEC on November 1, 2018, as well as the Registration Statement on Form S-4, filed with the SEC on November 5, 2018, completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise and changes in future operating results over time or otherwise.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2018 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.
OTHER INFORMATION
Item 1.        Legal Proceedings
Information pertaining to legal proceedings can be found in Note 16 to the interim condensed consolidated financial statements included in Part I, Financial Statements of this report.
Item 1A.     Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as recast to the extent provided in the Current Report on Form 8-K, filed with the SEC on November 1, 2018, and our subsequent filings with the SEC, including the Registration Statement on Form S-4, filed with the SEC on November 5, 2018.
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.         Defaults Upon Senior Securities
None.
Item 4.         Mine Safety Disclosures
None.
Item 5.         Other Information
On or about November 2, 2018, Univar entered into severance and change in control agreements with its executive officers, including its Chief Executive Officer, Chief Financial Officer and named executive officers. The terms and conditions are described in more detail in the form agreement, which is attached as Exhibit 10.3 and incorporated by reference. The agreement applicable to each executive differs based on the laws governing each executive’s primary workplace.

Item 6.         Exhibits

Exhibit Number	Exhibit Description

2.1
Agreement and Plan of Merger, dated September 17, 2018, by and among Nexeo, Univar, Pilates Merger Sub I Corp and Pilates Merger Sub II LLC incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Univar Inc., filed on September 18, 2018.

10.1
Sponsor Support Agreement, dated September 17, 2018, by and among Univar and certain affiliates of TPG Capital, LLC., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Univar Inc., filed on September 18, 2018.

10.2
Sponsor Support Agreement, dated September 17, 2018, by and among Univar and First Pacific Advisors, LLC and certain of its affiliates, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Univar Inc., filed on September 18, 2018.

10.3†*	Form of Severance and Change in Control Agreement by and Between Univar Inc. and Certain Executives.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	Interactive Data File
_______________________

†	Identifies each management compensation plan or arrangement.
*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univar Inc. (Registrant)

By:	/s/ David C. Jukes
David C. Jukes President and Chief Executive Officer
Date: November 6, 2018

By:	/s/ Carl J. Lukach
Carl J. Lukach Executive Vice President, Chief Financial Officer
Date: November 6, 2018