Form 10-K
period 2018-12-31
Univar Inc.
filed 2019-02-21
CIK 1494319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
Form 10-K
  __________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
Aggregate market value of common stock held by non-affiliates of registrant on June 29, 2018: $3.4 billion (see Item 12, under Part III hereof), based on a closing price of registrant’s Common Stock of $26.24 per share.
At February 12, 2019, 141,732,317 shares of the registrant’s common stock, $0.01 par value, were outstanding.
Documents Incorporated by Reference
Certain portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2019 and to be filed within 120 days after the registrant’s fiscal year ended December 31, 2018 (hereinafter referred to as “Proxy Statement”) are incorporated by reference into Part III.

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
 ____________________________________
Forward-looking statements and information
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, capital commitments, macro-economic conditions, liquidity, prospects, business trends, currency trends, competition, markets, growth strategies and the industries in which we operate and including, without limitation, statements relating to our estimated or anticipated financial performance or results. Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results, conditions or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those reflected in forward-looking statements relating to our operations and business and the risks and uncertainties discussed in “Risk Factors.” Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

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

PART I
ITEM 1.    BUSINESS
Our Company
We are a leading global chemical and ingredients distributor and provider of specialty services. We purchase chemicals from thousands of chemical producers worldwide and warehouse, repackage, blend, dilute, transport and sell those chemicals to more than 100,000 customer locations across approximately 130 countries. Our specialized services include e-commerce and digital marketing of chemicals for our producers, chemical waste removal and ancillary services, on-site storage of chemicals for our customers, and support services for the agricultural and pest control industries. We derive competitive advantage from our scale, broad product offering, leading digital solutions, technical expertise, specialized services, long-standing relationships with leading chemical producers and our industry leading safety record.
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
In the year ended December 31, 2018, we generated $8.6 billion in net sales, net income of $172.3 million and $640.4 million in Adjusted EBITDA. For a reconciliation of Adjusted EBITDA to net income (loss), see “Selected Financial Data” in Item 6 of this Annual Report on Form 10-K.
The following charts illustrate the geographical and end market diversity of our 2018 net sales:

We maintain strong, long-term relationships with our producers and our customers, many of which span decades. We source materials from thousands of producers worldwide, including premier global leaders. For the year ended December 31, 2018, our 10 largest producers accounted for approximately 27 percent of our total chemical purchases. Similarly, we sell products to thousands of customers globally, ranging from small and medium-sized businesses to large industrial customers. For the year ended December 31, 2018, our top 10 customers accounted for approximately 10 percent of our consolidated net sales. Globally, we service our customers with highly responsive on-time delivery.
Our Segments
Our business is organized and managed in four geographical segments: Univar USA (“USA”), Univar Canada (“Canada”), Univar Europe and the Middle East and Africa (“EMEA”), and Rest of World (“Rest of World”), which is predominantly in Latin America. For additional information on our geographical segments, see “Note 22: Segments” in Item 8 of this Annual Report on Form 10-K for additional information.
USA
We supply a broad offering of commodity and specialty chemicals and ingredients, as well as specialized services to a wide range of end markets, touching a majority of the manufacturing and industrial production sectors in the United States. Our close proximity to customers, combined with our deep product knowledge and end market expertise, serves as a competitive advantage.
We repackage and blend bulk chemicals for shipment by our transportation fleet as well as common carriers. Our highly skilled salesforce is deployed by a geographic sales district as well as by end-use market and industry, e.g., coatings and adhesives, food ingredients and products, pharmaceutical ingredients and products, personal care, and energy.
Canada
Our Canadian operations are regionally focused, with a highly skilled salesforce supplying a broad offering of commodity and specialty chemicals and specialized services to the local customer base. In Eastern Canada, we primarily focus on industrial markets such as food ingredients, pharmaceutical ingredients, coatings and adhesives, and chemical manufacturing. We also service the cleaning and sanitation, personal care, mining, and energy markets. In Western Canada, we focus on forestry, chemical manufacturing, mining, and energy markets (e.g., midstream gas pipeline, oil sands processing and oil refining). Lastly, due to its size, we have dedicated resources and expertise serving the agriculture end market. In agriculture, we formulate and distribute crop protection and fertilizer products to independent retailers and specialty applicators servicing the agricultural end markets in both Western Canada and Eastern Canada and we provide support services to agricultural chemical producers throughout the country.
EMEA
We maintain a strong presence in the United Kingdom and Continental Europe with sales offices in 20 countries. We also have four sales offices in the Middle East and Africa.
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
Rest of World
We operate sales offices and distribution sites in Mexico, Brazil and to a lesser extent the Asia-Pacific region. We continue to look for expansion opportunities throughout Latin America and opened a new sales center in Colombia, in 2018.
Our Competitive Strengths
We derive strength and competitive advantage from our scale, broad product offering, leading digital solutions, high levels of service and expertise, long-standing relationships with producers, and our industry leading safety record.
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
Leading digital solutions
We offer today’s customers a flexible, omni-channel experience empowered partially by an industry-leading digital commerce platform, MyUnivar.com. Here, customers can - at any time from any device - browse our full catalog, request a quote, and access a wide array of documents necessary to managing their business. This provides unparalleled access to valuable information, allows customers to do business on their own terms, and enhances the customer experience.
In addition, through both Univar and ChemPoint capabilities, we offer suppliers cutting edge digital marketing and sales solutions to extend market reach and improve penetration. Leveraging digital solutions such as CRM, digital marketing, and advanced analytics enables us to effectively create and capture demand on behalf of our supplier partners.
Service and expertise
Globally, we provide our customers with highly responsive on-time delivery from our nearby facilities. This highly responsive service level enables our customers to lower their inventory levels and avoid production interruptions from lack of chemical ingredients.
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

Our efforts have resulted in significant improvements in global safety metrics during the last 7 years. We track worker injuries using the US Occupational Safety & Health Administration (OSHA) standardized methodology of Total Case Incident Rate (TCIR), which is the rate of recordable injuries per 200,000 hours worked. We have reduced our TCIR from 1.69 in 2011 to 0.58 in 2018, an improvement of 66.0%.
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

•
cultivate and maintain long-term producer relationships through deep market and product knowledge, value-based selling, reduced complexity in distribution channels, and offering complementary products and services as a total solution for our customers; and

•
offer industry-leading digital solutions that drive customer and supplier preference, enhance supply chain efficiency, empower employees with valuable insights and provide new sources of profitable growth through innovation.

Operational Excellence. We are committed to continuously improving our operating performance and lowering our costs per transaction. We seek to:

•	align our business teams with identified growth opportunities in customer end markets, product markets, services, and industries in a way that narrows focus and increases accountability;

•	increase our use of digital tools to simplify tasks, lower costs and improve customer experience;

•	continue to use Lean methodologies to deliver project-by-project productivity gains;

•	increase the cost efficiency of our warehouses, terminals, tank farms and logistics, and improve our net working capital efficiency;

•	deliver a compelling customer value proposition by providing simplified sourcing, cost effective just-in-time delivery and managed inventory along with value-added services; and

•	continue to build on our industry leading safety performance as a differentiator with both customers and producers.
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
Accelerate digital transformation
We are positioned well to drive profitable growth and increased operational efficiency by orchestrating a multi-year digital transformation. We will continue to introduce new, innovative digital solutions that enhance our customer experience and drive stronger customer preference and customer loyalty, thereby increasing the lifetime value of customers to Univar. Through MyUnivar.com, we already offer an industry leading digital portal that allows customers to conduct business 24 hours a day, seven days a week, from virtually any device; and customers are increasingly adopting this platform to transact with us. We are committed to expanding our offering of digital solutions and bolstering our leadership position in the industry.
In addition, we will leverage new digital solutions to deliver a truly superior experience to our supplier partners, improving their market reach and penetration and providing valuable market insights through data analytics. Also, we will continue our progress to digitize our distribution network, creating a more agile, transparent supply chain, resulting in improved capabilities and efficiency. Finally, we will leverage digital to empower our employees with valuable, timely insights resulting in better decisions, and we will continue to automate administrative functions in order to enhance employee productivity.
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
In September 2017, we acquired Tagma Brasil Ltda. (“Tagma”), expanding our agriculture business in one of the world’s fastest-growing agricultural markets. That same month, we acquired the assets of PVS Minibulk, Inc. (“PVS”), strengthening our MiniBulk business in the West Coast market.
In January 2018, we acquired Kemetyl Norge Industri AS (“Kemetyl”) as well as the assets of Kemetyl Aktiebolag, expanding our leading position in the pharmaceutical industry in Norway and Sweden. In May 2018, we acquired Earthoil Plantations Limited (“Earthoil”), expanding and strengthening our existing global natural beauty and personal care product line in EMEA.
In September 2018, we announced the signing of a definitive agreement to acquire Nexeo Solutions, Inc. (“Nexeo”). The transaction (“Nexeo Acquisition”) was unanimously approved by the Boards of Directors of both companies, and is anticipated to close in the first quarter of 2019, subject to the approval of Univar’s shareholders, as well as satisfaction of other customary conditions. On January 29, 2019, Nexeo’s key stockholders, TPG Global and First Pacific, provided consent for the proposed transaction.

During 2016 and 2017, we engaged in a series of secondary registrations of our stock. As a result, CVC divested its ownership interest in our company and both CD&R and Temasek continued to reduce their ownership stakes in our company. As of January 31, 2018, CD&R and Temasek owned 8.2% and 9.9%, respectively, of our issued and outstanding shares. As a result of Temasek's reduction in ownership below 10% , it is no longer considered a significant stockholder in 2018.
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
Our key global end markets include:

•
Agricultural and Environmental Sciences. Within the Agriculture industry we are a leading wholesale distributor of crop protection products to independent retailers and specialty applicators in Canada. To support this end market, we distribute herbicides, fungicides, insecticides, seed, micronutrients, macronutrients, horticultural products and fertilizers among other products. In addition, we provide storage, packaging and logistics services for major crop protection companies. The Environmental Sciences group supplies pest control products and equipment to the structural pest control, public health, vegetation management, turf and ornamental, food processing and post-harvest storage, animal health and hay production markets. We operate a network of approximately 70 Univar ProCenter distribution centers in North America to serve this end market.

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

•
E-commerce and Digital Marketing. MyUnivar.com is an e-commerce solution offering Univar’s full catalog of products, complete with invoicing, order status and tracking, as well as documentation of prior purchases. Customers of MyUnivar.com are provided with easy, two-click re-ordering and document access 24 hours a day, seven days a week, from any device. ChemPoint is our unique distribution business that provides digital promotion or e-marketing channels for specialty and fine chemicals. ChemPoint operates principally in North America and EMEA and is primarily focused on expanding market share of high-value and highly specialized chemicals for partnered producers.

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
Our supplier community is well diversified, with our largest producer representing approximately 13% of our 2018 chemicals expenditures, and no other chemical producer accounting for more than 5% of the total. Our 10 largest producers accounted for approximately 27% of our total chemical purchases in 2018.

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
Distribution Channels
We continue to refine our distribution business model to provide producers and our customers with the highest level of service, reliability and timeliness of deliveries while offering cost competitive products. We have multiple channels to market, including both warehouse delivery, and direct-to-consumer delivery. The principal determinants of the way a customer is serviced include the size, scale and level of customization of a particular order, the nature of the product and the customer, and the location of the product inventories. For the year ended December 31, 2018, warehouse distribution accounted for approximately 80% of our net sales while direct distribution accounted for approximately 18% of our net sales, with the remaining approximate 2% of net sales derived primarily from our waste management services.
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
North America
The independent chemical distribution market in North America is fragmented. Our principal competitors in North America include Brenntag, Helm America, Hydrite Chemical, Prinova and Nexeo Solutions. In September 2018, we announced the signing of a definitive agreement to acquire Nexeo Solutions. The transaction was unanimously approved by the Boards of Directors of both companies, and is anticipated to close in the first quarter of 2019, subject to the approval of Univar's shareholders, as well as satisfaction of other customary conditions. On January 29, 2019, Nexeo’s key stockholders, TPG Global and First Pacific, provided consent for the proposed transaction.
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
Some of our historic operations, including those of companies we acquired, have resulted in contamination at a number of currently and formerly owned or operated sites. We are required to investigate and remediate at many of such sites. Contamination at these sites generally resulted from releases of chemicals and other hazardous substances. We have spent substantial sums on such investigation and remediation and expect to continue to incur such expenditures, or discover additional sites in need of investigation and remediation, until such investigation and remediation is deemed complete. Information on our environmental reserves is included in “Note 20: Commitments and contingencies” to our consolidated financial statements for the year ended December 31, 2018 which are included in Item 8 of this Annual Report on Form 10-K.
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

FDA.  The US Food & Drug Administration’s, or FDA’s, Food Safety Modernization Act, or FSMA, directs FDA to build an integrated national food safety system in partnership with state and local authorities. Univar facilities that handle FDA regulated products are required to implement a written preventive controls plan. This involves evaluating the hazards that could affect food safety and specifying what preventive steps, or controls, will be put in place to significantly minimize or prevent the hazards.  Also, when we import FDA regulated products into the United States, we have an explicit responsibility to verify that our foreign suppliers have adequate preventive controls in place. Finally, the rule establishes requirements for companies involved in transporting FDA regulated products to use sanitary practices to ensure the safety of those products.
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
Legal Proceedings
In the ordinary course of our business, we are subject to periodic lawsuits, investigations and claims. Although we cannot predict with certainty the ultimate resolution of pending or future lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party is likely to have a material adverse effect on our business, results of operations, cash flows or financial condition. See “Note 20: Commitments and contingencies” in Item 8 of this Annual Report on Form 10-K for additional information.
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
As of December 31, 2018, Univar USA has accepted the tender of, and is defending McKesson in, eight pending separate-plaintiff claims in multi-plaintiff lawsuits filed in the State of Mississippi. These lawsuits have multiple plaintiffs, include a large number of defendants, and provide no specific information on the plaintiffs’ injuries and do not connect the plaintiffs’ injuries to any specific sources of asbestos. Additionally, the majority of the plaintiffs in these lawsuits have not put forth evidence that they have been seriously injured from exposure to asbestos. No new claims in Mississippi have been received since 2010. At the peak there were approximately 16,000 such claims pending against McKesson. To date, the costs for defending these cases have not been material, and the cases that have been finalized have either been dismissed or resolved with either minimal or no payments. Although we cannot predict the outcome of pending or future claims or lawsuits with certainty, we believe the future defense and liability costs for the Mississippi cases will not be material. Univar USA has not recorded a reserve related to these lawsuits, as it has determined that losses are neither probable nor estimable.
As of December 31, 2018, Univar USA was defending fewer than 200 single-plaintiff asbestos claims against McKesson (or Univar USA as a successor in interest to McKesson Chemical Company) pending in 12 states. These cases differ from the Mississippi multi-plaintiff cases in that they are single-plaintiff cases with the plaintiff alleging substantial specific injuries from exposure to asbestos-containing products. These cases are similar to the Mississippi cases in that numerous defendants are named and that they provide little specific information connecting the plaintiffs’ injuries to any specific source of asbestos. Although we cannot predict the outcome of pending or future claims or lawsuits with certainty, we believe the liabilities for these cases will not be material. In 2018, there were 56 single-plaintiff lawsuits filed against McKesson and 100 cases against McKesson which were resolved.
Environmental remediation
The Company is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively “environmental remediation work”) at approximately 130 locations, some that are now or were previously Company-owned/occupied and some that were never Company-owned/occupied (“non-owned sites”).
The Company’s environmental remediation work at some sites is being conducted pursuant to governmental proceedings or investigations, while the Company, with appropriate state or federal agency oversight and approval, is conducting the environmental remediation work at other sites voluntarily. The Company is currently undergoing remediation efforts or is in the process of active review of the need for potential remediation efforts at approximately 107 current or formerly Company-owned/occupied sites. In addition, the Company may be liable for a share of the cleanup of approximately 23 non-owned sites. These non-owned sites are typically (a) locations of independent waste disposal or recycling operations with alleged or confirmed contaminated soil and/or groundwater to which the Company may have shipped waste products or drums for re-conditioning, or (b) contaminated non-owned sites near historical sites owned or operated by the Company or its predecessors from which contamination is alleged to have arisen.
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
Customs and international trade laws
In 2015, the US Department of Justice (“DOJ”), on behalf of US Customs and Border Patrol (“CBP”), filed a complaint against Univar USA Inc., (“Univar”) in the Court of the International Trade seeking approximately $84.0 million, plus additional interest and fees, in allegedly unpaid duties that applied to imports of saccharin from China. Univar denies that any such duties were due because Univar contends the saccharin it imported during the time in question was Taiwanese in origin. The case has progressed through the discovery phase and earlier this year Univar filed a motion for summary judgement, which the Court denied. The case is scheduled for trial in April 2019. Univar has not recorded a liability related to this matter. Although the Company believes its position is defensible, it cannot guarantee the outcome of this or other litigation.
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
Employees
As of December 31, 2018, we employed more than 8,500 persons on a full-time equivalent basis worldwide.
Available Information
We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as well as proxy statements and registration statements, with the Securities and Exchange Commission (the “SEC”). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge on or through our website at www.univar.com as soon as reasonably practicable after we file or furnish them to the SEC. The contents of our website are not, however, a part of this Form 10-K or our other SEC filings.

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
We operate in an industry, which is highly fragmented on a global scale, but in which there has been a trend toward consolidation in recent years. Consolidations of our competitors may jeopardize the strength of our positions in one or more of the markets in which we operate and any advantages we currently enjoy due to the comparative scale of our operations. Losing some of those advantages could adversely affect our business, financial condition and results of operations, as well as our growth potential.
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
We carry significant goodwill and intangible assets on our balance sheet. As of December 31, 2018, our goodwill and intangible assets totaled approximately $1.8 billion and $0.2 billion, respectively, including approximately $1.2 billion in goodwill resulting from our 2007 acquisition by investment funds advised by CVC. We may also recognize additional goodwill and intangible assets in connection with future business acquisitions. Goodwill is not amortized for book purposes. We test for impairment annually using a fair value based approach. We also test goodwill for impairment if an event occurs or circumstances change that indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. The identification and measurement of impairment involves the estimation of the fair value of reporting units, which requires judgment and involves the use of significant estimates and assumptions by management. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment and incorporate management assumptions about expected future cash flows and contemplate other valuation techniques. Our estimates of future cash flows may differ from actual cash flows that are subsequently realized due to many factors, including future worldwide economic conditions and the expected benefits of our initiatives, among other things. Intangible assets are amortized for book purposes over their respective useful lives and are tested for impairment if any event occurs or circumstances change that indicates that carrying value may not be recoverable. Although we currently do not expect that our goodwill and intangible assets will be further impaired, we cannot guarantee that a material impairment will not occur, particularly in the event of a substantial deterioration in our future prospects either in total or in a particular reporting unit. See “Note 13: Goodwill and intangible assets” in Item 8 of this Annual Report on Form 10-K for a discussion of our 2018 impairment review. If our goodwill and intangible assets become impaired, it could have a material adverse effect on our financial condition and results of operations.
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
Although we achieved profitability in 2018 and 2017, we had a net loss of $68.4 million in 2016 and there can be no assurance that we will sustain profitability. We have incurred net losses in three of the last six fiscal years. Growth of our revenues may slow or revenues may decline for a number of possible reasons, including slowing demand for our products and services, increasing competition or decreasing growth of our overall market. Our cost of goods sold could increase for a number of possible reasons, including increases in chemical prices and increases in chemical handling expenses due to regulatory action or litigation. In addition, our ability to generate profits could be impacted by our substantial indebtedness and the related interest expense. The interest payments on our indebtedness have exceeded operating income in two of our last six fiscal years. All of these factors could contribute to further net losses and, if we are unable to meet these risks and challenges as we encounter them, our business may suffer.

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
Data privacy is subject to frequently changing rules and regulations regarding the handling of personal data, such as the General Data Protection Regulation (“GDPR”) which was recently adopted by the European Union. These rules and regulations are frequently changing and are becoming increasingly complex and sometimes conflict among the various jurisdictions and countries in which we operate, which makes compliance challenging and expensive. Any breach in our information technology security systems could result in the disclosure or misuse of confidential or proprietary information, including sensitive customer, supplier, employee or investor information maintained in the ordinary course of our business. Any such event, or any failure to comply with the requirements of GDPR or other laws in this area, could cause damage to our reputation, loss of valuable information or loss of revenue and could result in legal liability, or regulatory or other penalties. In addition, we may incur large expenditures to investigate or remediate, to recover data, to repair or replace networks or information systems, or to protect against similar future events.
Further, a failure to comply with our records and information management and retention policies could lead to potential claims, liabilities or exposures.
Our business could be negatively affected by security threats, including cybersecurity threats to us, and other disruptions.
We face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable, threats to the security of our facilities, and threats from terrorist acts. The potential for such security threats subjects our operations to increased risks that could have a material adverse effect on our business. Under the oversight of our board of directors and the leadership and active participation of our senior management team, we are continuously working to improve our ability to respond to and recover from potential security threats through technological improvements and employee awareness training around cyber risks. In responding to these risks, we continue to implement various procedures and controls to monitor and mitigate security threats and to increase security for our information, facilities and infrastructure which may result in increased capital and operating costs. We may be the recipients of intelligence or other threat information that we are unable to share with investors and other stakeholders. There can be no assurance that such procedures, controls, and intelligence will be sufficient to prevent security breaches from occurring. If any security breaches were to occur, they could lead to losses of sensitive information, critical infrastructure or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations or cash flows, and could result in claims being brought against us. Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data (either directly or through our business partners), and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. In addition, if any information about our customers and producers retained by us were the subject of a successful cybersecurity attack against us, we could be subject to litigation or other claims by the affected customers and producers. We could also encounter violations of applicable law or reputational damage from the disclosure of confidential information belonging to us or our employees, customers or suppliers. In addition, the disclosure of non-public information could lead to the loss of our intellectual property and/or diminished competitive advantages. Should any of the foregoing events occur, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future. In addition, evolving and expanding compliance and operational requirements under the privacy laws of the jurisdictions in which we operate, such as the EU General Data Protection Regulation, or GDPR, which took effect in May 2018, impose significant costs that are likely to increase over time. These events could damage our reputation and lead to financial losses from expenses related to remediation actions, loss of business or potential liability.
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
Because we are engaged in the blending, managing, handling, storing, selling, transporting and disposing of chemicals, chemical waste products and other hazardous materials, product liability, health impacts, fire damage, safety and environmental risks are significant concerns for us. We maintain substantial reserves relating to remediation activities at our owned sites and third party sites, which are subject to federal and state clean-up requirements, as described below in “—We are subject to extensive general and product-specific environmental, health and safety laws and regulations. Compliance with and changes to these environmental, health and safety laws, including laws relating to the investigation and remediation of contamination, could have a material adverse effect on our business, financial condition and results of operations.” We are exposed to present and future chemical exposure claims by employees, contractors on our premises, other persons located nearby, as well as related workers' compensation claims. In the United States, we are subject to federal legislation enforced by OSHA as well as to state safety and health laws. We carry insurance to protect us against many accident-related risks involved in the conduct of our business and we maintain environmental damage and pollution insurance coverage in accordance with our assessment of the risks involved, the ability to bear those risks and the cost and availability of insurance. Each of these insurance policies is subject to exclusions, deductibles and coverage limits we believe are generally in accordance with industry standards and practices. See “Business—Insurance” in Item 1 of this Annual Report on Form 10-K. We do not insure against all risks and may not be able to insure adequately against certain risks (whether relating to our or a third party’s activities or other matters) and may not have insurance coverage that will pay any particular claim. We also may be unable to obtain at commercially reasonable rates in the future adequate insurance coverage for the risks we currently insure against, and certain risks are or could become completely uninsurable or eligible for coverage only to a reduced extent. In particular, more stringent environmental, health or safety regulations may increase our costs for, or impact the availability of, insurance against accident-related risks and the risks of environmental damage or pollution. Our business, financial condition and results of operations could be materially impaired by accidents and other environmental risks that substantially reduce our revenues, increase our costs or subject us to other liabilities in excess of available insurance.
Accidents, safety failures, environmental damage, product quality issues, major or systemic delivery failures involving our distribution network or the products we carry, or adverse health effects or other harm related to hazardous materials we blend, manage, handle, store, sell, transport or dispose of could damage our reputation and result in substantial damages or remedial obligations.
Our business depends to a significant extent on our customers’ and producers’ trust in our reputation for reliability, quality, safety and environmental responsibility. Actual or alleged instances of safety deficiencies, mistaken or incorrect deliveries, inferior product quality, exposure to hazardous materials resulting in illness, injury or other harm to persons, property or natural resources, or of damage caused by us or our products, could damage our reputation and lead to customers and producers curtailing the volume of business they do with us. Also, there may be safety, personal injury or other environmental risks related to our products which are not known today. Any of these events, outcomes or allegations could also subject us to substantial legal claims, and we could incur substantial expenses, including legal fees and other costs, in defending such legal claims, which could materially impact our financial position and results of operations.
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
During the year ended December 31, 2018, approximately 40% of our net sales were generated outside of the United States. We intend to continue to expand our penetration in certain foreign markets and to enter new and emerging foreign markets. Expansion of our international business will require significant management attention and resources. The profitability of our international operations will largely depend on our continued success in the following areas:

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
We sell products in over 130 countries and we generated approximately 40% of our 2018 net sales outside the United States. The revenues we receive from such foreign sales are often denominated in currencies other than the US dollar. We do not hedge our foreign currency exposure with respect to our investment in and earnings from our foreign businesses. Accordingly, we might suffer considerable losses if there is a significant adverse movement in exchange rates.
In addition, we report our consolidated results in US dollars. The results of operations and the financial position of our local operations are generally reported in the relevant local currencies and then translated into US dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to currency translation risk. Consequently, any change in exchange rates between our foreign subsidiaries’ functional currencies and the US dollar will affect our consolidated income statement and balance sheet when the results of those operating companies are translated into US dollars for reporting purposes. Decreases in the value of our foreign subsidiaries’ functional currencies against the US dollar will tend to reduce those operating companies’ contributions in dollar terms to our financial condition and results of operations. In 2018, our most significant currency exposures were to the euro, the Canadian dollar and the British pound sterling versus the US dollar. The exchange rates between these and other foreign currencies and the US dollar may fluctuate substantially and such fluctuations have had a significant effect on our results in recent periods. For additional details on our currency exposure and risk management practices, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K.
There is uncertainty surrounding the implementation and effect of Brexit, which may cause increased economic volatility and have a material adverse effect on our business, financial condition and results of operations.
On June 23, 2016, voters in the United Kingdom (“UK”) approved an advisory referendum to withdraw membership from the European Union (“EU”). The UK began the formal process for leaving the EU (referred to as “Brexit”) in March 2017 by serving notice to the European Council. Absent action by the UK to the contrary, Brexit is scheduled to take place on March 29, 2019. The long-term nature of the UK’s relationship with the EU is unclear and there is considerable uncertainty when any relationship will be agreed and implemented.
Approximately 2% and 21% of our net sales for the year ended December 31, 2018 were attributable to our operations in the UK and Continental Europe, respectively. Given our significant operations and presence in the UK and Continental Europe, there can be no assurance that Brexit will not have a material adverse effect on our business, financial condition and results of operations.
The political and economic instability created by Brexit has been widely reported in the press and financial media. Brexit may continue to cause volatility in global financial markets and uncertainty regarding the regulation of data protection in the UK. Brexit may also disrupt the free movement of goods, services and people between the UK, the EU and elsewhere. The effects of Brexit will depend on any agreements the UK makes to retain access to EU markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the UK, the EU and the other economies in which we operate. All of these effects could cause disruptions and delays in importing products into the UK, uncertainty and potential increases in costs of importation (including duties) and increased credit risk due to adverse impacts on our customers. As a result, Brexit could have an adverse effect upon, and create uncertainty surrounding, our business in the UK and EU, our relationships with our existing and future customers, suppliers and employees and, ultimately, on our future business, financial results and operations.
While we are working with our customers and suppliers to anticipate and mitigate potential impacts of Brexit, we cannot predict whether our anticipation or efforts will prove adequate or that we will effectively execute any mitigation actions.
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
Previous operations, including those of acquired companies, have resulted in contamination at a number of current and former sites, which must be investigated and remediated. We are currently investigating and/or remediating contamination, or contributing to cleanup costs, at approximately 130 currently or formerly owned, operated or used sites or other sites impacted by our operations. We have spent substantial sums on such investigation and remediation and we expect to continue to incur such expenditures in the future. Based on current estimates, we believe that these ongoing investigation and remediation costs will not materially affect our business. There is no guarantee, however, that our estimates will be accurate, that new contamination will not be discovered or that new environmental laws or regulations will not require us to incur additional costs. Any such inaccuracies, discoveries or new laws or regulations, or the interpretation of existing laws and regulations, could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2018, we reserved approximately $83.5 million for probable and reasonably estimable losses associated with remediation at currently or formerly owned, operated or used sites or other sites impacted by our operations. We may incur losses in connection with investigation and remediation obligations that exceed our environmental reserve. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Environmental Liabilities” in Item 7 of this Annual Report on Form 10-K for additional information. We also may incur substantial costs, including fines, damages, criminal or civil sanctions and investigation and remediation costs, or experience interruptions in our operations, for violations under environmental, health and safety laws or permit requirements.
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
Our business is subject to additional general regulatory requirements and tax requirements, which increase our cost of doing business, could result in regulatory, unclaimed property or tax claims, and could restrict our business in the future.
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
We are subject to asbestos claims.
In connection with our purchase of McKesson Chemical Company in 1986, our wholly-owned subsidiary Univar USA Inc. is obligated to indemnify McKesson for claims alleging injury from exposure to asbestos-containing products by McKesson Chemical Company. As of December 31, 2018, we are defending lawsuits by more than one hundred plaintiffs claiming asbestos related injuries, including a small number of which name us as a defendant. See “Business—Legal Proceedings—Asbestos Claims” in Item 1 of this Annual Report on Form 10-K. As of December 31, 2018, Univar USA has not recorded a liability related to the pending litigation as any potential loss is neither probable nor estimable. Although our costs of defense to date have not been material, we cannot predict the ultimate outcome of these lawsuits, which, if determined adversely to us, may result in liability that would have a material adverse effect on our business, financial condition and results of operations. Furthermore, if the number of asbestos claims for which we are obligated to indemnify McKesson, or the number of asbestos claims naming us, were to increase substantially, particularly if the increase were associated with a significant increase in the average cost per lawsuit, our business, financial condition and results of operations could be materially adversely affected.
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
Our pension plans in the United States and certain other countries are not fully funded. The funded status of our pension plans is equal to the difference between the value of plan assets and projected benefit obligations. At December 31, 2018, our pension plans had an underfunded status of $212.4 million. This amount could increase or decrease depending on factors such as those mentioned above. Changes to the funded status of our pension plans as a result of updates to actuarial assumptions and actual experience that differs from our estimates will be recognized as gains or losses in the period incurred under our “mark to market” accounting policy, and could result in a requirement for additional funding which would have a direct effect on our cash position. Based on current projections of minimum funding requirements, we expect to make cash contributions of $28.3 million to our defined benefit pension plans in 2019. The timing for any such requirement in future years is uncertain given the implicit uncertainty regarding the future developments of factors mentioned above. The union sponsored multi-employer pension plans in which we participate are also underfunded, including the substantially underfunded New England Teamsters and Trucking Industry Pension Fund and Central States, Southeast and Southwest Areas Pension Plan, which have liabilities at a level twice that of its assets. This requires us to make often substantial withdrawal liability payments when we close a facility covered by one of these plans, which could hinder our ability to make otherwise appropriate management decisions to operate as efficiently as possible. As of December 31, 2018, we had approximately 250 employees in multi-employer pension plans.

A portion of our workforce is unionized and labor disruptions could decrease our profitability.
As of December 31, 2018, we had approximately 590 employees in the United States subject to various collective bargaining agreements, most of which have a three-year term. In addition, in several of our international facilities, particularly those in Europe, employees are represented by works councils appointed pursuant to local law consisting of employee representatives who have certain rights to negotiate working terms and to receive notice of significant actions. As of December 31, 2018, approximately 26% of our labor force is covered by a collective bargaining agreement, including approximately 14% of our labor force in the United States, approximately 20% of our labor force in Canada and approximately 45% of our labor force in Europe, and approximately 2% of our labor force is covered by a collective bargaining agreement that will expire within one year. These arrangements grant certain protections to employees and subject us to employment terms that are similar to collective bargaining agreements. We cannot guarantee that we will be able to negotiate these or other collective bargaining agreements or arrangements with works councils on the same or more favorable terms as the current agreements or arrangements, or at all, and without interruptions, including labor stoppages at the facility or facilities subject to any particular agreement or arrangement. A prolonged labor dispute, which could include a work stoppage, could have a material adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2018, we had $1,747.8 million of debt outstanding under our $2,283.5 million US dollar term loan facility (the “New Senior Term Loan Facility”), $134.7 million of debt outstanding under our $1,300.0 million Senior ABL credit facility, $58.5 million of debt outstanding under our €200.0 million senior European ABL facility (the “Euro ABL Facility”) with approximately $620.3 million available for additional borrowing under these facilities and $399.5 million outstanding under Univar USA Inc.’s 6.75% senior notes due 2023 (the “Unsecured Notes”). Subject to certain limitations set forth in the agreements that govern these facilities and notes, we or our subsidiaries may incur additional debt in the future, or other obligations that do not constitute indebtedness, which could increase the risks described below and lead to other risks. The amount of our debt or such other obligations could have important consequences for holders of our common stock, including, but not limited to:

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
Our debt outstanding under the Senior Term Loan Facility, Senior ABL Facility and European ABL Facility bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. Some or all of the combined company’s variable-rate indebtedness may use the LIBOR as a benchmark for establishing the rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequence of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness. For additional information on our indebtedness, debt service obligations and sensitivity to interest rate fluctuations, see “Qualitative and Quantitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K.
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
Under the Fourth Amended and Restated Stockholders' Agreement of Univar Inc. (the “Amended and Restated Stockholders’ Agreement”), CD&R is entitled to nominate up to three sponsor directors and three independent directors under certain circumstances related to continued ownership of the shares they hold. CD&R continues to hold 11,561,039 shares, which allows them to continue to nominate members to our board of directors.
These provisions allow CD&R to continue to exercise significant control over our corporate decisions, including over matters which our other stockholders have a right to vote. Our Certificate of Incorporation and our Bylaws also include a number of provisions that may discourage, delay or prevent a change in our management or control for so long as CD&R owns specified percentages of our common stock. See “— Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.” These provisions not only could have a negative impact on the trading price of our common stock, but could also allow the Significant Stockholders to delay or prevent a corporate transaction that the public stockholders might approve.

Our Certificate of Incorporation provides that we will waive any interest or expectancy in corporate opportunities presented to CD&R.
Our Certificate of Incorporation provides that we, on our behalf and on behalf of our subsidiaries, renounce and waive any interest or expectancy in, or in being offered an opportunity to participate in, corporate opportunities that are from time to time presented to CD&R, or their respective officers, directors, agents, stockholders, members, partners, affiliates or subsidiaries, even if the opportunity is one that we or our subsidiaries might reasonably be deemed to have pursued or had the ability or desire to pursue if granted the opportunity to do so. None of CD&R or its respective agents, stockholders, members, partners, affiliates or subsidiaries will generally be liable to us or any of our subsidiaries for breach of any fiduciary or other duty, as a director or otherwise, by reason of the fact that such person pursues, acquires or participates in such corporate opportunity, directs such corporate opportunity to another person or fails to present such corporate opportunity, or information regarding such corporate opportunity, to us or our subsidiaries unless, in the case of any such person who is a director or officer, such corporate opportunity is expressly offered to such director or officer in writing solely in his or her capacity as a director or officer. Stockholders will be deemed to have notice of and consented to this provision of our Certificate of Incorporation. This will allow CD&R to compete with us. Strong competition for investment opportunities could result in fewer such opportunities for us. We likely will not always be able to compete successfully with our competitors and competitive pressures or other factors may also result in significant price competition, particularly during industry downturns, which could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.
Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002, is expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.
We are subject to the reporting and corporate governance requirements, the listing standards of the NYSE and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which apply to issuers of listed equity, which impose certain compliance costs and obligations upon us. Meeting these standards requires a significant commitment of additional resources and management oversight, which increases our operating costs. These requirements also place additional demands on our finance and accounting staff and on our financial accounting and information systems. Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. As a public company, we are required, among other things, to:

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
Our Certificate of Incorporation and By-laws include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our Certificate of Incorporation and By-laws currently:

•	authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to thwart a takeover attempt;

•	limit the ability of stockholders to remove directors; and

•	establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt or before our Board becomes fully declassified, the existence of these provisions may adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future. See “Description of Capital Stock—Anti-Takeover Effects of our Certificate of Incorporation and By-laws.” Our Certificate of Incorporation and By-laws may also make it difficult for stockholders to replace or remove our management. These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.
Our Certificate of Incorporation includes provisions limiting the personal liability of our directors for breaches of fiduciary duty under the General Corporation Law of the State of Delaware and we have entered into Indemnification Agreements, which provide further protections to our directors.
Our Certificate of Incorporation contains provisions permitted under the General Corporation Law of the State of Delaware (the “DGCL”) relating to the liability of directors. These provisions eliminate a director’s personal liability to the fullest extent permitted by the DGCL for monetary damages resulting from a breach of fiduciary duty, except in circumstances involving:

•	any breach of the director’s duty of loyalty;

•	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law;

•	under Section 174 of the DGCL (unlawful dividends); or

•	any transaction from which the director derives an improper personal benefit.
The principal effect of the limitation on liability provision is that a stockholder will be unable to prosecute an action for monetary damages against a director unless the stockholder can demonstrate a basis for liability for which indemnification is not available under the DGCL. These provisions, however, should not limit or eliminate our rights or any stockholder’s rights to seek non-monetary relief, such as an injunction or rescission, in the event of a breach of a director’s fiduciary duty. These provisions will not alter a director’s liability under federal securities laws. The inclusion of this provision in our Certificate of Incorporation may discourage or deter stockholders or management from bringing a lawsuit against directors for a breach of their fiduciary duties, even though such an action, if successful, might otherwise have benefited us and our stockholders.
We have entered into indemnification agreements with each of our directors and certain of our executive officers. The indemnification agreements provide our directors and certain of our executive officers with contractual rights to the indemnification and expense advancement rights provided under our By-laws, as well as contractual rights to additional indemnification as provided in the indemnification agreements.
Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under the DGCL, or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. By becoming a stockholder in our company, you will be deemed to have notice of and have consented to the provisions of our Certificate of Incorporation related to choice of forum. The choice of forum provision in our Certificate of Incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

We do not currently intend to pay cash dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
We do not currently intend to declare and pay cash dividends on our common stock. We currently intend to invest our future earnings, if any, to fund our growth and repay outstanding indebtedness. Therefore, you are unlikely to receive any dividends on your common stock in 2019 and we have no current plans to pay dividends in future periods. The success of an investment in shares of our common stock will therefore depend entirely upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares. See “Dividend Policy.”
Risks Related to the Nexeo Acquisition
The Nexeo Acquisition is subject to the approval of our shareholders as to our share issuance. Failure to obtain this approval would prevent completion of the Nexeo Acquisition.
Before the Nexeo Acquisition can be completed, our shareholders must approve our share issuance. There can be no assurance that this approval will be obtained. Failure to obtain the required approval may result in a material delay in, or the abandonment of, the acquisition. Any delay in completing the acquisition may materially adversely affect the timing and amount of cost savings and other benefits that are expected to be achieved from the acquisition.
Uncertainties associated with the Nexeo Acquisition may cause a loss of management personnel and other key employees which could adversely affect our future business and operations following the Nexeo Acquisition.
We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plans. Our success after the acquisition will depend in part upon our ability to retain key management personnel and other key employees. Current and prospective employees may experience uncertainty about their roles following the acquisition or other concerns regarding the timing and completion of the acquisition or our operations following the acquisition, any of which may have an adverse effect on our ability to attract or retain key management and other key personnel. Accordingly, no assurance can be given that following the Nexeo Acquisition we will be able to attract or retain key management personnel and other key employees to the same extent that we have previously been able to attract or retain our employees.
The business relationships of Univar and Nexeo may be subject to disruption due to uncertainty associated with the Nexeo Acquisition, which could have a material adverse effect on our results of operations, cash flows and financial position following the acquisition.
Parties with which Univar or Nexeo do business may experience uncertainty associated with the Nexeo Acquisition, including with respect to current or future business relationships with Univar or Nexeo following the acquisition. Univar’s and Nexeo’s business relationships may be subject to disruption as customers, distributors, suppliers, vendors and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than Univar or Nexeo following the acquisition. These disruptions could have an adverse effect on our results of operations, cash flows and financial position, including an adverse effect on our ability to realize the expected cost savings and other benefits of the acquisition. The risk, and adverse effect, of any disruption could be exacerbated by a delay in completion of the acquisition or termination of the Business Combination Agreement.
Failure to complete the Nexeo Acquisition could negatively impact our stock price and have a material adverse effect on our results of operations, cash flows and financial position.
If the Nexeo Acquisition is not completed for any reason, including as a result of Univar or Nexeo stockholders failing to approve the applicable proposals, our ongoing business may be materially adversely affected and, without realizing any of the benefits of having completed the acquisition, we would be subject to a number of risks, including the following:

•	we may experience negative reactions from the financial markets, including negative impacts on our stock price;

•	we may experience negative reactions from customers, distributors, regulators and employees;

•	we will still be required to pay certain significant costs relating to the Nexeo Acquisition, such as legal, accounting, financial advisor and printing fees;

•	we may be required to pay one or more cash termination fees as required by the Business Combination Agreement;

•
matters relating to the Nexeo Acquisition (including integration planning) require substantial commitments of our time and resources, which could have resulted in the distraction of our management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and

•	litigation related to any failure to complete the Nexeo Acquisition or related to any enforcement proceeding commenced against us to perform our obligations under the Business Combination Agreement.
If the Nexeo Acquisition is not completed, the risks described above may materialize and they may have a material adverse effect on our results of operations, cash flows, financial position and stock prices.
Our current stockholders will generally have a reduced ownership and voting interest after the Nexeo Acquisition.
We expect to issue to Nexeo stockholders (or reserve for issuance) approximately 37 million shares of our common stock in the acquisition (including shares of our common stock issuable in connection with outstanding Nexeo stock options, restricted stock awards, performance share unit awards and restricted share unit awards and assuming the conversion of all the outstanding Nexeo warrants into shares of Nexeo common stock entitled to receive the consideration). As a result of these issuances, our stockholders will generally have less voting power after the acquisition than they now have.
The exchange ratio is fixed and will not be adjusted in the event of any change in our stock price. Because the market price of our common stock may fluctuate, the value of the consideration we will pay is uncertain.
As consideration for the Nexeo Acquisition, each share of Nexeo common stock (other than dissenters’ shares or treasury shares held by Nexeo and any shares of Nexeo common stock owned by any Nexeo subsidiary, Univar or Univar subsidiary) will be converted into the right to receive and exchanged for (1) 0.305 of a fully paid and non-assessable share of Univar common stock plus (2) $3.29 in cash. The cash consideration is subject to reduction by up to $0.41 per share based on the closing price of Univar common stock on the day prior to the completion of the acquisition. The cash consideration will be reduced on a linear basis from $3.29 to $2.88 per share of Nexeo common stock to the extent that the closing price of Univar common stock is between $25.34 and $22.18. If the closing price of Univar common stock is $22.18 per share or lower, the cash consideration will be $2.88 per share of Nexeo common stock. If the closing price of Univar common stock is $25.34 per share or higher, the cash consideration will be $3.29 per share of Nexeo common stock. Nexeo stockholders will receive cash in lieu of any fractional shares.
The exchange ratio will not be adjusted for changes in the market price of our common stock. Because the exchange ratio is fixed, the value of the stock portion of the consideration will depend on the market price of our common stock at the completion of the acquisition. The value of the stock portion of the consideration has fluctuated since the date of the announcement of the Business Combination Agreement and will continue to fluctuate from the date of this 10-K to the completion of the acquisition and thereafter.
We may be unable to integrate the business of Nexeo successfully or realize the anticipated benefits of the acquisition.
The Nexeo Acquisition involves the combination of two companies that currently operate as independent public companies. We will be required to devote significant management attention and resources to integrating the business practices and operations of Nexeo and Univar. Potential difficulties that we may encounter as part of the integration process include the following:

•
the inability to successfully combine the business of Nexeo in a manner that permits us to achieve, on a timely basis, or at all, the enhanced revenue opportunities and cost savings and other benefits anticipated to result from the Nexeo Acquisition;

•
complexities associated with managing the combined businesses, including difficulty addressing possible differences in corporate cultures and management philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies; and

•	potential unknown liabilities, including shareholder lawsuits and other potential legal actions, and unforeseen increased expenses or delays associated with the Nexeo Acquisition.
Any of these issues could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies or achieve the anticipated benefits of the acquisition, or could reduce our earnings or otherwise adversely affect our business and financial results following the acquisition.
Our future results following the Nexeo Acquisition will suffer if we do not effectively manage our expanded operations.
Following the acquisition, the size of our business will increase significantly beyond its current size. Our future success will depend, in part, upon our ability to manage this expanded business, which will pose substantial challenges for us, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the acquisition.

In connection with the Nexeo Acquisition, we will incur additional indebtedness and may also assume certain of Nexeo’s outstanding indebtedness. Additional indebtedness would amplify the risks associated with our current indebtedness by increasing our interest expense and potentially reducing our flexibility to respond to changing business and economic conditions, which could have a material adverse effect on our results of operations, cash flows and financial position.
The increased indebtedness would increase our interest expense which could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions. We will also incur various costs and expenses associated with the financing of the Nexeo Acquisition. The amount of cash required to pay interest on our increased indebtedness levels following completion of the Nexeo Acquisition and thus the demands on our cash resources will be greater than the amount of cash flows required to service our indebtedness prior to the Nexeo Acquisition. The increased levels of indebtedness following completion of the Nexeo Acquisition could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels. If we do not achieve the expected benefits and cost savings from the Nexeo Acquisition, or if the financial performance of the combined company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted. See “Risks Related to Our Indebtedness” above.
We may not successfully divest Nexeo’s plastics distribution business.
On February 8, 2019, Univar and Nexeo announced an agreement for Nexeo to divest its plastics distribution business to an affiliate of One Rock Capital Partners, LLC for an enterprise value of $640.0 million, subject to customary closing adjustments. The Company can provide no assurance this divestiture will occur timely or at all.  If the divestiture of the plastics distribution business is delayed or unsuccessful, the Company could experience:

•	a loss of management personnel and other key employees of the plastics business;

•	disruption in the business relationships of the plastics business;

•	additional challenges and delays in successfully integrating the business of Nexeo, managing our newly-expanded operations or realizing the anticipated benefits of the Nexeo Acquisition; and

•	incurring larger amounts of indebtedness than anticipated.
Any of these risks, alone or in combination, could have a material adverse effect on our stock price and otherwise adversely affect our business and financial results following the acquisition.
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES
Our principal executive office is located in Downers Grove, Illinois under a lease expiring in June 2024. As of December 31, 2018, we had 278 locations in the United States in 47 states. Of these locations, approximately 265 are warehouse facilities responsible for storing and shipping of products and 13 are dedicated office space. Our warehouse facilities are nearly equally comprised of owned, leased and third party warehouses and our office space is generally leased. Our facilities focus on the storing, repackaging and blending of chemicals and ingredients for distribution. Such facilities do not require substantial investments in equipment, can be opened fairly quickly and replaced with little disruption. As such, we believe that none of our facilities on an individual basis is principal to the operation of our business. We select locations for our warehouses based on proximity to producers and our customers to maintain efficient distribution networks. We believe that our facilities are adequate and suitable for our current operations. We hold a relatively small number of surplus sites for potential disposition. In some instances, our larger owned sites have been mortgaged under our secured credit facilities.
We have 354 locations outside of the United States in 30 countries. These facilities are focused on storing and shipping of products. Approximately half are owned or leased and half are third party warehouses. The majority of the facilities outside of the United States are found in the following countries:

•	Canada (126 facilities)

•	China (13 facilities)

•	France (22 facilities)

•	Germany (7 facilities)

•	Italy (8 facilities)

•	Mexico (26 facilities)

•	Netherlands (19 facilities)

•	Spain (7 facilities)

•	Sweden (17 facilities)

•	Turkey ( 9 facilities)

•	United Kingdom (40 facilities)
ITEM 3.    LEGAL PROCEEDINGS
“Legal Proceedings” in Item 1 of this Annual Report on Form 10-K and Note 20, entitled “Commitments and contingencies” in Item 8 of this Annual Report on Form 10-K, are incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock is listed on the New York Stock Exchange under the symbol “UNVR”.
Holders of Record
As of December 31, 2018, there were 2 stockholders of record of our common stock, and the closing price of our common stock was $17.74 per share as reported on the New York Stock Exchange.
Stock Performance
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for the Company, the S&P 500 and the S&P 500 Chemical Index for the period beginning on June 17, 2015 through year ended December 31, 2018. The graph assumes $100 was invested in each of the Company's common stock, the S&P 500 and S&P 500 Chemical Index as of the market close on June 17, 2015. Note that historic stock price performance is not necessarily indicative of future stock price performance.
Dividend Policy
We have never declared or paid any cash dividend on our common stock. We currently intend to retain any future earnings and we have no current plans to pay dividends in future periods. In addition, our credit facilities contain restrictions on our ability to pay dividends.

ITEM 6.    SELECTED FINANCIAL DATA
The following table presents our summary consolidated financial data as of and for the periods indicated. The selected consolidated financial data as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 have been derived from our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The selected consolidated financial data as of December 31, 2016, 2015 and 2014 and for the years ended December 31, 2015 and 2014 are derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical consolidated financial data may not be indicative of our future performance.
This “Selected Financial Data” should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K and our audited consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.

	Fiscal year ended December 31,
	2018	2017	2016	2015	2014
(in millions, except per share data)
Consolidated Statements of Operations
Net sales	$8,632.5	$8,253.7	$8,073.7	$8,981.8	$10,373.9
Operating income	387.4	338.0	138.4	259.3	315.7
Net income (loss)	172.3	119.8	(68.4)	16.5	(20.1)
Income (loss) per common share – diluted	1.21	0.85	(0.50)	0.14	(0.20)
Consolidated Balance Sheet
Cash and cash equivalents	$121.6	$467.0	$336.4	$188.1	$206.0
Total assets	5,272.4	5,732.7	5,389.9	5,612.4	6,067.7
Long-term liabilities	2,746.1	3,223.2	3,240.5	3,502.2	4,300.7
Stockholders’ equity	1,191.7	1,090.1	809.9	816.7	248.1
Other Financial Data
Cash provided by operating activities	$289.9	$282.6	$450.0	$356.0	$126.3
Cash used by investing activities	(99.0)	(79.1)	(136.0)	(294.4)	(148.2)
Cash (used) provided by financing activities	(518.3)	(112.4)	(166.5)	(19.8)	84.1
Capital expenditures	94.6	82.7	90.1	145.0	113.9
Adjusted EBITDA (1)	640.4	593.8	547.4	573.3	624.8
Adjusted EBITDA margin (1)	7.4%	7.2%	6.8%	6.4%	6.0%

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

The following is a quantitative reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net income (loss):

	Fiscal year ended December 31,
(in millions)	2018	2017	2016	2015	2014
Net income (loss)	$172.3	$119.8	$(68.4)	$16.5	$(20.1)
Impairment charges (1)	—	—	133.9	—	0.3
Pension mark to market loss	34.2	3.8	68.6	21.1	117.8
Pension curtailment and settlement gains	—	(9.7)	(1.3)	(4.0)	—
Non-operating retirement benefits	(11.0)	(9.9)	(15.3)	(26.8)	(16.9)
Stock-based compensation expense	20.7	19.7	10.4	7.5	12.1
Business transformation costs	—	23.4	5.4	—	—
Restructuring charges	4.8	5.5	6.5	33.8	46.2
Other employee termination costs	16.4	8.1	1.5	—	—
Loss (gain) on sale of property, plant and equipment and other assets	2.0	(11.3)	(0.7)	(2.8)	3.4
Acquisition and integration related expenses	22.0	3.1	5.5	7.1	3.7
Other operating expenses	7.6	6.9	8.6	14.4	8.0
Other non-operating items	3.1	3.5	0.1	4.1	2.9
Foreign currency transactions	6.7	4.6	0.6	0.8	0.6
Foreign currency denominated loans revaluation	0.8	17.9	13.7	(8.9)	(8.3)
Undesignated foreign currency derivative instruments	(1.1)	(0.3)	1.8	4.8	3.9
Undesignated interest rate swap contracts	—	2.2	(10.1)	(2.0)	—
Ineffective portion of cash flow hedges	—	—	—	0.4	(0.2)
Loss due to discontinuance of cash flow hedges	—	—	—	7.5	—
Debt refinancing costs	—	5.3	—	16.5	—
Loss on extinguishment of debt	0.1	3.8	—	12.1	1.2
Advisory fees to CVC and CD&R	—	—	—	2.8	5.9
Contract termination fee to CVC and CD&R	—	—	—	26.2	—
Depreciation and amortization	179.5	200.4	237.9	225.0	229.5
Interest expense, net	132.4	148.0	159.9	207.0	250.6
Tax expense (benefit)	49.9	49.0	(11.2)	10.2	(15.8)
Adjusted EBITDA	$640.4	$593.8	$547.4	$573.3	$624.8

(1)
The 2016 impairment charges primarily related to impairment of intangible assets and property, plant and equipment. See “Note 14: Impairment charges” in Item 8 of this Annual Report on Form 10-K for further information regarding the fiscal year ended December 31, 2018. The 2014 impairment charges primarily related to impairments of idle properties and equipment. The 2013 impairment charges primarily related to the write-off of goodwill related to the Rest of World segment as well as the write-off of capitalized software costs related to a global ERP system.

The defined benefit pension and other postretirement benefit plan’s mark to market loss (gain) is measured and recognized in its entirety within the statement of operations annually on December 31. The adjustment primarily includes the difference between the expected return on plan assets and the actual return on plan assets as well as differences resulting from assumption changes and changes in plan experience between the prior pension measurement date and the current pension measurement date. For details of pension expense both within and excluded from Adjusted EBITDA, see the table below:

	Fiscal year ended December 31,
(in millions)	2018	2017	2016	2015	2014
Service cost included in Adjusted EBITDA	$2.7	$2.5	$2.5	$5.5	$7.1
Pension expense included in Adjusted EBITDA	$2.7	$2.5	$2.5	$5.5	$7.1

Interest cost	$42.7	$47.2	$50.4	$51.1	$55.2
Expected return on plan assets	(56.4)	(56.9)	(61.2)	(66)	(60.2)
Amortization of unrecognized prior service cost (credits)	2.7	(0.2)	(4.5)	(11.9)	(11.9)
Net pension benefit	$(11.0)	$(9.9)	$(15.3)	$(26.8)	$(16.9)

Mark to market loss (gain) due to difference in asset returns	$116.0	$(60.5)	$(45.2)	$67.3	$(76.3)
Mark to market (gain) loss due to assumption changes	(81.2)	60.8	103.9	(39.3)	196.5
Mark to market (gain) loss due to plan experience	(0.6)	3.5	9.9	(6.9)	(2.4)
Mark to market loss	$34.2	$3.8	$68.6	$21.1	$117.8

Settlement	$—	$(9.7)	$—	$(1.4)	$—
Curtailment	—	—	(1.3)	(2.6)	—
Pension curtailment and settlement gains	$—	$(9.7)	$(1.3)	$(4.0)	$—

Pension expense (income) excluded from Adjusted EBITDA	$23.2	$(15.8)	$52.0	$(9.7)	$100.9
Total pension expense (income)	$25.9	$(13.3)	$54.5	$(4.2)	$108.0

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a leading global chemical and ingredients distributor and provider of specialty services. We purchase chemicals from thousands of chemical producers worldwide and warehouse, repackage, blend, dilute, transport and sell those chemicals to more than 100,000 customer locations across approximately 130 countries. Our specialized services include digital promotion or e-marketing of chemicals for our producers, chemical waste removal and ancillary services, on-site storage of chemicals for our customers, and support services for the agricultural end market. We derive competitive advantage from our scale, broad product offering, technical expertise, specialized services, long-standing relationships with leading chemical producers and our industry leading safety record.
Our operations are structured into four operating segments that represent the geographic areas under which we operate and manage our business. These segments are Univar USA, Univar Canada, Univar Europe and the Middle East and Africa, and Rest of World, which includes developing businesses in Latin America (including Brazil and Mexico) and the Asia-Pacific region.
We monitor the results of our operating segments separately for the purposes of making decisions about resource allocation and performance assessment. We evaluate performance on the basis of gross profit, which we define as net sales less cost of goods sold (exclusive of depreciation), delivered gross profit, which we define as gross profit less outbound freight and handling expense, gross margin, which we define as gross profit divided by external net sales, delivered gross margin, which we define as delivered gross profit divided by external net sales as well as Adjusted EBITDA, which we define as our consolidated net income (loss), plus the sum of interest expense, net of interest income, income tax expense (benefit), depreciation, amortization, loss on extinguishment of debt, other operating expenses, net (which primarily consists of acquisition and integration related expenses, employee stock-based compensation expense, restructuring charges, other employee termination costs, business optimization, and other unusual or non-recurring expenses), impairment charges, and other expense, net (which primarily consists of pension mark to market adjustments, gains and losses on foreign currency transactions and undesignated derivative instruments, ineffective portion of cash flow hedges, debt refinancing costs, non-operating retirement benefits, and other non-operating activity). We believe that Adjusted EBITDA is an important indicator of operating performance because:

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
The following is management’s discussion and analysis of the financial condition and results of operations for the years ended December 31, 2018, 2017 and 2016. Information included in this section for reported sales volumes and pricing utilize an average price at the consolidated level and respective reporting segment levels. In certain reporting segments we utilized country and revenue stream information to provide a more accurate representation of changes to the business. This discussion should be read in conjunction with the consolidated financial statements, including the related notes, see Item 8 “Financial Statements” of this Annual Report on Form 10-K.
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

Non-GAAP Financial Measures
We believe that certain financial measures that do not comply with US GAAP provide relevant and meaningful information concerning the ongoing operating results of the Company. These financial measures include gross profit, gross margin, delivered gross profit and delivered gross margin (all exclusive of depreciation) and Adjusted EBITDA. Such non-GAAP financial measures are used from time to time herein but should not be viewed as a substitute for GAAP measures of performance.
We evaluate our results of operations on both an as reported and a constant currency basis. The constant currency presentation is a non-GAAP financial measure, which excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our results of operations, consistent with how we evaluate our performance. We calculate constant currency percentages by converting our financial results in local currency for a period using the average exchange rate for the prior period to which we are comparing. This calculation may differ from similarly-titled measures used by other companies.
Results of Operations
Executive Summary
During 2018, we strengthened our financial condition through the generation of strong operating cash flow which reduced our leverage. We continued to make progress in the implementation of our key strategic initiatives of Commercial Greatness, Operational Excellence, and One Univar, strengthened our management team and furthered the development of a performance-driven culture. From an operations standpoint, we advanced on each of our priorities which form the framework for our strategy to grow the long-term value of Univar for our equity and debt holders. As a result, in 2018 we:

•	expanded our consolidated Adjusted EBITDA margins;

•	grew Adjusted EBITDA and Adjusted EBITDA margin in all operating segments, with the exception of Canada, which was impacted by persistent weather challenges in agriculture;

•	improved USA sales force execution resulted in USA volume growth for the first time since 2014;

•	acquired Kemetyl and Earthoil, expanding our leading position in the pharmaceutical industry and strengthening our existing global natural beauty and personal care product line;

•	strengthened our balance sheet and lowered our leverage ratio; and

•	announced the acquisition of Nexeo Solutions, Inc., accelerating transformation and growth.
Advances in our business were partially offset by:

•	lower volumes and revenue in the Canada segment as a result of the weather-impacted agriculture market and lower demand from the Canadian energy sector.
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

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	Year Ended				Favorable (unfavorable)	% Change	Impact of currency*
(in millions)	December 31, 2018		December 31, 2017
Net sales	$8,632.5	100.0%	$8,253.7	100.0%	$378.8	4.6%	0.5%
Cost of goods sold (exclusive of depreciation)	6,732.4	78.0%	6,448.2	78.1%	(284.2)	4.4%	(0.4)%
Operating expenses:
Outbound freight and handling	328.3	3.8%	292.0	3.5%	(36.3)	12.4%	(0.7)%
Warehousing, selling and administrative	931.4	10.8%	919.7	11.1%	(11.7)	1.3%	(0.5)%
Other operating expenses, net	73.5	0.9%	55.4	0.7%	(18.1)	32.7%	(0.2)%
Depreciation	125.2	1.5%	135.0	1.6%	9.8	(7.3)%	(0.4)%
Amortization	54.3	0.6%	65.4	0.8%	11.1	(17.0)%	0.2%
Total operating expenses	$1,512.7	17.5%	$1,467.5	17.8%	$(45.2)	3.1%	(0.5)%
Operating income	$387.4	4.5%	$338.0	4.1%	$49.4	14.6%	0.3%
Other (expense) income:
Interest income	3.2	—%	4.0	—%	(0.8)	(20.0)%	(5.0)%
Interest expense	(135.6)	(1.6)%	(152.0)	(1.8)%	16.4	(10.8)%	0.1%
Loss on extinguishment of debt	(0.1)	—%	(3.8)	—%	3.7	(97.4)%	—%
Other expense, net	(32.7)	(0.4)%	(17.4)	(0.2)%	(15.3)	87.9%	2.9%
Total other expense	$(165.2)	(1.9)%	$(169.2)	(2.0)%	$4.0	(2.4)%	0.3%
Income before income taxes	222.2	2.6%	168.8	2.0%	53.4	31.6%	0.9%
Income tax expense	49.9	0.6%	49.0	0.6%	(0.9)	1.8%	0.9%
Net income	$172.3	2.0%	$119.8	1.5%	$52.5	43.8%	1.6%

*	Foreign currency translation is included in the percentage change. Unfavorable impacts from foreign currency translation are designated with parentheses.
Net sales

Net sales percentage change due to:
Acquisitions	0.6%
Reported sales volumes	(2.3)%
Sales pricing and product mix	5.8%
Foreign currency translation	0.5%
Total	4.6%
Net sales were $8,632.5 million in the year ended December 31, 2018, an increase of $378.8 million, or 4.6%, from the year ended December 31, 2017. On a constant currency basis, net sales increased due to sales pricing and product mix improvements in all segments, partially offset by lower reported sales volumes in all segments except the USA for the year ended December 31, 2018 compared to the year ended December 31, 2017. Net sales also increased from the January 2018 Kemetyl and May 2018 Earthoil acquisitions in EMEA and the September 2017 Tagma acquisition in the Rest of World segment. Refer to the “Segment results” for the year ended December 31, 2018 discussion for additional information.

Gross profit (exclusive of depreciation)

Gross profit percentage change due to:
Acquisitions	0.7%
Reported sales volumes	(2.3)%
Sales pricing, product costs and other adjustments	6.4%
Foreign currency translation	0.4%
Total	5.2%
Gross profit increased $94.6 million, or 5.2%, to $1,900.1 million for the year ended December 31, 2018. The increase in gross profit is attributable to higher average selling prices resulting from changes in market and product mix and sales force execution. The increase in gross profit from acquisitions was driven by the January 2018 Kemetyl and May 2018 Earthoil acquisitions in EMEA and the September 2017 Tagma acquisition in the Rest of World segment. Gross margin, which we define as gross profit divided by external net sales, increased to 22.0% in the year ended December 31, 2018 from 21.9% in the year ended December 31, 2017, primarily due to favorable product mix and focused margin management efforts. Refer to the “Segment results” for the year ended December 31, 2018 discussion for additional information.
Outbound freight and handling
Outbound freight and handling expenses increased $36.3 million, or 12.4%, to $328.3 million for the year ended December 31, 2018. On a constant currency basis, outbound freight and handling expenses increased $34.2 million, or 11.7%, primarily due to higher delivery costs resulting from market capacity constraints and higher fuel costs, partially offset by lower reported sales volumes. Refer to the “Segment results” for the year ended December 31, 2018 discussion for additional information.
Warehousing, selling and administrative
Warehousing, selling and administrative expenses increased $11.7 million, or 1.3%, to $931.4 million for the year ended December 31, 2018. On a constant currency basis, the $7.2 million increase is primarily due to focused investments in resources and capabilities to meet our sales force and digital initiative objectives and higher salary expense. These costs were partially offset by cost containment efforts across all of our segments, lower variable compensation expense and lower employee health care costs in the current year. Refer to the “Segment results” for the year ended December 31, 2018 discussion for additional information.
Other operating expenses, net
Other operating expenses, net increased $18.1 million, or 32.7%, to $73.5 million for the year ended December 31, 2018. The increase was primarily attributable to higher acquisition and integration related expenses, the absence of gain on sale of property, plant and equipment and higher other employee termination costs. The increase was partially offset by the reduction in costs incurred to support the transformation of the US business and lower restructuring charges. Refer to “Note 4: Other operating expenses, net” in Item 8 of this Annual Report on Form 10-K for additional information.
Depreciation and amortization
Depreciation expense decreased $9.8 million, or 7.3%, to $125.2 million for the year ended December 31, 2018. On a constant currency basis, the decrease of $10.4 million, or 7.7%, was primarily due to assets reaching the end of their useful lives.
Amortization expense decreased $11.1 million, or 17.0%, to $54.3 million for the year ended December 31, 2018. On a constant currency basis, the decrease of $11.0 million, or 16.8%, was primarily attributable to intangibles reaching the end of their useful lives.
Interest expense
Interest expense decreased $16.4 million, or 10.8%, to $135.6 million for the year ended December 31, 2018 primarily due to lower average outstanding borrowings. Refer to “Note 16: Debt” in Item 8 of our Annual Report on Form 10-K for additional information.
Loss on extinguishment of debt
Loss on extinguishment of debt decreased $3.7 million for the year ended December 31, 2018. The $0.1 million loss on extinguishment of debt for the year ended December 31, 2018 related to the amended Euro ABL Credit facility agreement. The $3.8 million loss on extinguishment of debt in the year ended December 31, 2017 related to the write off of unamortized debt discount and debt issuance costs related to the January 2017 and November 2017 debt amendments of the Senior Term B loan agreement. Refer to “Note 16: Debt” in Item 8 of our Annual Report on Form 10-K for additional information.
Other expense, net
Other expense, net increased $15.3 million, or 87.9%, to $32.7 million for the year ended December 31, 2018. The increase was primarily related to the increase in pension mark to market loss and the absence of pension curtailment and settlement gains. The increase was partially offset by the reduced exposure to exchange movements on foreign currency denominated loans due to the Euro Term B loan repayment in November 2017. Also contributing to the decrease was the absence of debt amendment fees for the January 2017 and November 2017 amendments of the Senior Term B loan agreement. Refer to “Note 6: Other expense, net” in Item 8 of this Annual Report on Form 10-K for additional information.
Income tax expense
Income tax expense increased $0.9 million, or 1.8%, to $49.9 million in the year ended December 31, 2018. The Company’s effective tax rate for the year ended December 31, 2018 of 22.5% was higher than the recently reduced US federal statutory rate of 21.0%, primarily due to the addition of state taxes and the higher tax rates incurred on the company’s earnings outside the US, including the expected net impact of the 2017 US Tax Cuts and Jobs Act (the “Tax Act”) on foreign net earnings. These increases in the effective tax rate were partially offset by the release of valuation allowances on certain tax attributes. Included in the $49.9 million of tax expense for year ended December 31, 2018 was a $15.3 million benefit related to the release of valuation allowance on foreign tax attributes, a $2.7 million benefit in recognition of previously unrecognized tax benefits due to the statute of limitation expiration, $6.8 million of adjustments to provisional amounts for certain enactment-date effects of the Tax Act, and a $1.6 million net benefit related to prior year estimates of the impact from the 2017 US Tax Cuts and Jobs Act.

Segment results
Our Adjusted EBITDA and gross profit (exclusive of depreciation) by operating segment and in aggregate is summarized in the following tables:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Elimin- ations(1)	Consolidated
	Year ended December 31, 2018
Net sales:
External customers	$4,961.0	$1,302.3	$1,975.7	$393.5	$—	$8,632.5
Inter-segment	126.6	9.3	4.0	0.2	(140.1)	—
Total net sales	$5,087.6	$1,311.6	$1,979.7	$393.7	$(140.1)	$8,632.5
Cost of goods sold (exclusive of depreciation)	3,959.3	1,080.1	1,525.6	307.5	(140.1)	6,732.4
Outbound freight and handling	215.6	42.5	62.4	7.8	—	328.3
Warehousing, selling and administrative	536.3	84.3	240.5	45.1	25.2	931.4
Adjusted EBITDA	$376.4	$104.7	$151.2	$33.3	$(25.2)	$640.4
Other operating expenses, net						73.5
Depreciation						125.2
Amortization						54.3
Interest expense, net						132.4
Loss on extinguishment of debt						0.1
Other expense, net						32.7
Income tax expense						49.9
Net income						$172.3

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Elimin-ations(1)	Consolidated
	Year ended December 31, 2018
Gross profit:
Net sales	$5,087.6	$1,311.6	$1,979.7	$393.7	$(140.1)	$8,632.5
Cost of goods sold (exclusive of depreciation)	3,959.3	1,080.1	1,525.6	307.5	(140.1)	6,732.4
Gross profit (exclusive of depreciation)	$1,128.3	$231.5	$454.1	$86.2	$—	$1,900.1

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Elimin- ations(1)	Consolidated
	Year ended December 31, 2017
Net sales:
External customers	$4,657.1	$1,371.5	$1,821.2	$403.9	$—	$8,253.7
Inter-segment	121.9	9.1	4.5	0.5	(136.0)	—
Total net sales	$4,779.0	$1,380.6	$1,825.7	$404.4	$(136.0)	$8,253.7
Cost of goods sold (exclusive of depreciation)	3,706.8	1,143.0	1,411.7	322.7	(136.0)	6,448.2
Outbound freight and handling	192.8	37.3	55.7	6.2	—	292.0
Warehousing, selling and administrative	529.4	86.2	229.1	46.8	28.2	919.7
Adjusted EBITDA	$350.0	$114.1	$129.2	$28.7	$(28.2)	$593.8
Other operating expenses, net						55.4
Depreciation						135.0
Amortization						65.4
Interest expense, net						148.0
Loss on extinguishment of debt						3.8
Other expense, net						17.4
Income tax expense						49.0
Net income						$119.8

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Elimin-ations(1)	Consolidated
	Year ended December 31, 2017
Gross profit:
Net sales	$4,779.0	$1,380.6	$1,825.7	$404.4	$(136.0)	$8,253.7
Cost of goods sold (exclusive of depreciation)	3,706.8	1,143.0	1,411.7	322.7	(136.0)	6,448.2
Gross profit (exclusive of depreciation)	$1,072.2	$237.6	$414.0	$81.7	$—	$1,805.5

(1)
Other/Eliminations represents the elimination of intersegment transactions as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.

USA.

Net sales percentage change due to:		Gross profit percentage change due to:
Reported sales volumes	0.9%	Reported sales volumes	0.9%
Sales pricing and product mix	5.6%	Sales pricing, product costs and other adjustments	4.3%
Total	6.5%	Total	5.2%
External sales in the USA segment were $4,961.0 million, an increase of $303.9 million, or 6.5%, in the year ended December 31, 2018, primarily due to higher average selling prices resulting from chemical price inflation on certain products and the Company’s efforts to improve its sales force effectiveness as well as higher reported sales volumes, primarily in bulk commodity chemicals.
Gross profit increased $56.1 million, or 5.2%, to $1,128.3 million in the year ended December 31, 2018. Gross profit increased due to changes in product mix, higher sales volumes and a net benefit from miscellaneous operating items. Gross margin decreased from 23.0% in the year ended December 31, 2017 to 22.7% during the year ended December 31, 2018 due to product mix.

Outbound freight and handling expenses increased $22.8 million, or 11.8%, to $215.6 million in the year ended December 31, 2018 primarily due to higher delivery costs resulting from market capacity constraints and higher fuel costs.
Operating expenses increased $6.9 million, or 1.3%, to $536.3 million in the year ended December 31, 2018 primarily due to focused investments in resources and capabilities to meet our sales force and digital initiative objectives, higher environmental remediation expense and higher bad debt charges. These costs were partially offset by lower employee health care costs, lower variable compensation expense and strong cost containment. Operating expenses as a percentage of external sales decreased from 11.4% in the year ended December 31, 2017 to 10.8% in the year ended December 31, 2018.
Adjusted EBITDA increased by $26.4 million, or 7.5%, to $376.4 million in the year ended December 31, 2018. Adjusted EBITDA margin increased from 7.5% in the year ended December 31, 2017 to 7.6% in the year ended December 31, 2018 primarily as a result of lower operating expenses as a percentage of sales, partially offset by lower gross margin and higher outbound freight and handling expenses as a percentage of sales.
Canada.

Net sales percentage change due to:		Gross profit percentage change due to:
Reported sales volumes	(8.9)%	Reported sales volumes	(6.4)%
Sales pricing and product mix	3.7%	Sales pricing, product costs and other adjustments	3.7%
Foreign currency translation	0.2%	Foreign currency translation	0.1%
Total	(5.0)%	Total	(2.6)%
External sales in the Canada segment were $1,302.3 million, a decrease of $69.2 million, or 5.0%, in the year ended December 31, 2018. On a constant currency basis, external net sales decreased due to lower sales volumes attributable to the weather-impacted agriculture market as well as volume reductions in the industrial chemical business due to lower demand from Canada’s energy sector in the second half of the year. Average selling prices increased as a result of chemical price inflation in certain products, changes in market and product mix and sales force execution for the year ended December 31, 2018 to the year ended December 31, 2017.
Gross profit decreased $6.1 million, or 2.6%, to $231.5 million in the year ended December 31, 2018. On a constant currency basis, gross profit decreased due to lower sales volumes in agriculture and the industrial chemical business. Gross margin increased from 17.3% in the year ended December 31, 2017 to 17.8% in the year ended December 31, 2018 due to the lower contribution from agriculture sales in 2018 and margin management efforts.
Outbound freight and handling expenses increased $5.2 million, or 13.9%, to $42.5 million primarily due to higher delivery costs per ton resulting from tight market conditions.
Operating expenses decreased by $1.9 million, or 2.2%, to $84.3 million in the year ended December 31, 2018 and increased as a percentage of external sales from 6.3% in the year ended December 31, 2017 to 6.5% in the year ended December 31, 2018. On a constant currency basis, operating expenses decreased $2.0 million, or 2.3%, primarily due to lower variable compensation expense and cost containment efforts.
Adjusted EBITDA decreased by $9.4 million, or 8.2%, to $104.7 million in the year ended December 31, 2018. On a constant currency basis, Adjusted EBITDA decreased $9.6 million, or 8.4%, attributable to reduced demand resulting from a weather-impacted agriculture market, partially offset by growth in the industrial chemical business. Adjusted EBITDA margin decreased from 8.3% in the year ended December 31, 2017 to 8.0% in the year ended December 31, 2018, reflecting the lower contribution from agriculture sales in 2018.

EMEA.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	2.3%	Acquisitions	2.0%
Reported sales volumes	(7.1)%	Reported sales volumes	(7.1)%
Sales pricing and product mix	10.2%	Sales pricing, product costs and other adjustments	11.4%
Foreign currency translation	3.1%	Foreign currency translation	3.4%
Total	8.5%	Total	9.7%
External sales in the EMEA segment were $1,975.7 million, an increase of $154.5 million, or 8.5%, in the year ended December 31, 2018. On a constant currency basis, external net sales increased primarily due to higher average selling prices from chemical price inflation, mix improvement and sales force execution. Lower volumes are largely attributable to certain product shortages and a reduction of direct commodity sales. The increase in external net sales from acquisitions was due to the January 2018 Kemetyl and May 2018 Earthoil acquisitions.
Gross profit increased $40.1 million, or 9.7%, to $454.1 million in the year ended December 31, 2018. On a constant currency basis, gross profit increased from higher average selling prices attributable to favorable product mix and margin management initiatives. The increase in gross profit from acquisitions was due to the January 2018 Kemetyl and May 2018 Earthoil acquisitions. Gross margin increased from 22.7% in the year ended December 31, 2017 to 23.0% in the year ended December 31, 2018 primarily due to the change in product mix and price inflation.
Outbound freight and handling expenses increased $6.7 million, or 12.0%, to $62.4 million primarily due to incremental expenses related to our Kemetyl acquisition and overall higher costs to deliver.
Operating expenses increased $11.4 million, or 5.0%, to $240.5 million in the year ended December 31, 2018, and decreased as a percentage of external sales from 12.6% in the year ended December 31, 2017 to 12.2% in the year ended December 31, 2018. On a constant currency basis, operating expenses increased $3.9 million, or 1.7%, which was primarily due to incremental expenses related to our Kemetyl acquisition and higher salary expense, partially offset by lower environmental remediation expenses and lower bad debt charges.
Adjusted EBITDA increased by $22.0 million, or 17.0%, to $151.2 million in the year ended December 31, 2018. On a constant currency basis, Adjusted EBITDA increased $17.9 million, or 13.9%, primarily due to increased gross margin and lower operating expenses as a percentage of sales, partially offset by higher outbound freight and handling expenses as a percentage of sales. The pharmaceutical finished goods product line represented approximately 30% of Adjusted EBITDA in the EMEA segment for the year ended December 31, 2018. Adjusted EBITDA margin increased from 7.1% in the year ended December 31, 2017 to 7.7% in the year ended December 31, 2018.
Rest of World.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	2.6%	Acquisitions	6.0%
Reported sales volumes	(18.5)%	Reported sales volumes	(17.0)%
Sales pricing and product mix	18.6%	Sales pricing, product costs and other adjustments	24.0%
Foreign currency translation	(5.3)%	Foreign currency translation	(7.5)%
Total	(2.6)%	Total	5.5%
External sales in the Rest of World segment were $393.5 million, a decrease of $10.4 million, or 2.6%, in the year ended December 31, 2018. External sales increased from higher average selling prices attributable to market price inflation, shortages on certain products, changes in product mix and improved sales force effectiveness. Reported sales volumes were lower due to certain product shortages as well as the Company’s continued focus on margin management efforts. The increase in external net sales from acquisitions was due to the September 2017 Tagma acquisition.
Gross profit increased $4.5 million, or 5.5%, to $86.2 million in the year ended December 31, 2018 due to higher average selling prices resulting from higher chemical prices discussed above. The increase in gross profit from acquisitions was due to the September 2017 Tagma acquisition. Gross margin increased from 20.2% in the year ended December 31, 2017 to 21.9% in the year ended December 31, 2018 primarily due to the factors discussed above and a shift towards higher margin products and services.
Outbound freight and handling expenses increased $1.6 million, or 25.8%, to $7.8 million in the year ended December 31, 2018.
Operating expenses decreased $1.7 million, or 3.6% to $45.1 million in the year ended December 31, 2018 and decreased as a percentage of external sales from 11.6% in the year ended December 31, 2017 to 11.5% in the year ended December 31, 2018. On constant currency basis, operating expenses increased $1.4 million, or 3.0%, primarily due to higher variable compensation expense.
Adjusted EBITDA increased by $4.6 million, or 16.0%, to $33.3 million in the year ended December 31, 2018. On a constant currency basis, Adjusted EBITDA increased $7.2 million, or 25.1%, primarily due to a shift towards higher margin products and services and market price inflation, partially offset by higher outbound freight and handling expenses as a percentage of sales. Adjusted EBITDA margin increased from 7.1% in the year ended December 31, 2017 to 8.5% in the year ended December 31, 2018.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Year ended				Favorable (unfavorable)	% Change	Impact of currency*
(in millions)	December 31, 2017		December 31, 2016
Net sales	$8,253.7	100.0%	$8,073.7	100.0%	$180.0	2.2%	0.5%
Cost of goods sold (exclusive of depreciation)	6,448.2	78.1%	6,346.6	78.6%	(101.6)	1.6%	(0.5)%
Operating expenses:
Outbound freight and handling	292.0	3.5%	286.6	3.5%	(5.4)	1.9%	(0.6)%
Warehousing, selling and administrative	919.7	11.1%	893.1	11.1%	(26.6)	3.0%	(0.6)%
Other operating expenses, net	55.4	0.7%	37.2	0.5%	(18.2)	48.9%	0.8%
Depreciation	135.0	1.6%	152.3	1.9%	17.3	(11.4)%	(0.4)%
Amortization	65.4	0.8%	85.6	1.1%	20.2	(23.6)%	(0.3)%
Impairment charges	—	—%	133.9	1.7%	133.9	(100.0)%	—%
Total operating expenses	$1,467.5	17.8%	$1,588.7	19.7%	$121.2	(7.6)%	(0.5)%
Operating income	$338.0	4.1%	$138.4	1.7%	$199.6	144.2%	1.7%
Other (expense) income:
Interest income	4.0	—%	3.9	—%	0.1	2.6%	2.6%
Interest expense	(152.0)	(1.8)%	(163.8)	(2.0)%	11.8	(7.2)%	0.1%
Loss on extinguishment of debt	(3.8)	—%	—	—%	(3.8)	100.0%	—%
Other expense, net	(17.4)	(0.2)%	(58.1)	(0.7)%	40.7	(70.1)%	0.9%
Total other expense	$(169.2)	(2.0)%	$(218.0)	(2.7)%	$48.8	(22.4)%	0.4%
Income (loss) before income taxes	168.8	2.0%	(79.6)	(1.0)%	248.4	NM	3.9%
Income tax expense (benefit)	49.0	0.6%	(11.2)	(0.1)%	(60.2)	NM	0.9%
Net income (loss)	$119.8	1.5%	$(68.4)	(0.8)%	$188.2	NM	4.7%

*	Foreign currency translation is included in the percentage change. Unfavorable impacts from foreign currency translation are designated with parentheses.

Net sales

Net sales percentage change due to:
Acquisitions	0.1%
Reported sales volumes	(5.8)%
Sales pricing and product mix	7.4%
Foreign currency translation	0.5%
Total	2.2%
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
Gross profit increased $78.4 million, or 4.5%, to $1,805.5 million for the year ended December 31, 2017. The increase in gross profit from acquisitions was driven by the September 2017 Tagma acquisition in the Rest of World segment, the March 2016 Bodine acquisition in the USA, and the March 2016 Nexus Ag acquisition in Canada. The decrease in gross profit from reported sales volumes was driven by the USA, EMEA, and Rest of World segments, partially offset by higher sales volumes in the Canada segment. The increase in gross profit from changes in sales pricing, product costs and other adjustments was driven by the USA, EMEA, and Rest of World segments, partially offset by a decrease in the Canada segment. Foreign currency translation increased gross profit due to the weakening of the US dollar against the Canadian dollar, euro, and Brazilian real, partially offset by the strengthening of the US dollar against the British pound and the Mexican peso. Gross margin, which we define as gross profit divided by external net sales, increased to 21.9% in the year ended December 31, 2017 from 21.4% in the year ended December 31, 2016, primarily due to favorable product mix and focused margin management efforts. Refer to the “Segment results” for the year ended December 31, 2017 discussion for additional information.
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
Warehousing, selling and administrative
Warehousing, selling and administrative expenses increased $26.6 million, or 3.0%, to $919.7 million for the year ended December 31, 2017. Foreign currency translation decreased warehousing, selling and administrative expenses by 0.6% or $5.2 million. On a constant currency basis, the $21.4 million increase is primarily due to higher personnel costs of $28.8 million primarily driven by higher variable compensation expense and higher environmental remediation expense of $4.6 million, partially offset by $3.8 million in lower lease expense, $2.4 million in lower bad debt charges, $1.0 million in lower legal expenses and $0.6 million in lower insurance expense. The remaining $4.2 million decrease related to several insignificant components. Refer to the “Segment results” for the year ended December 31, 2017 discussion for additional information.

Other operating expenses, net
Other operating expenses, net increased $18.2 million, or 48.9%, to $55.4 million for the year ended December 31, 2017. The increase in other operating expenses, net was related to $18.0 million of costs incurred to support the transformation of the US business, $9.3 million of higher stock-based compensation, and $6.6 million of higher other employee termination costs. The increase was partially offset by a higher gain on sale of property, plant and equipment of $10.6 million driven by the sale and subsequent leaseback of an operating facility in the Canada segment, $2.4 million in lower acquisition and integration related expenses and $1.0 million in lower restructuring charges. The remaining $1.7 million decrease related to several insignificant components. Foreign currency translation decreased other operating expenses, net by $0.3 million, or 0.8%. Refer to “Note 4: Other operating expenses, net” in Item 8 of this Annual Report on Form 10-K for additional information.
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
Impairment charges
There were no impairment charges in the year ended December 31, 2017. Impairment charges of $133.9 million were recorded in the year ended December 31, 2016 of which $133.6 million was due to the impairment of certain intangible assets and fixed assets related to the upstream oil and gas customers in the USA segment. The Company also recorded a non-cash, long-lived asset impairment charge of $0.3 million related to assets held-for-sale. Refer to “Note 14: Impairment charges” in Item 8 of this Annual Report on Form 10-K for additional information.
Interest expense
Interest expense decreased $11.8 million, or 7.2%, to $152.0 million for the year ended December 31, 2017 primarily due to lower average outstanding borrowings, as well as lower interest rates related to the January 2017 and November 2017 amendments of the Senior Term B loan agreement. Foreign currency translation decreased interest expense by 0.1% or $0.2 million. Refer to “Note 16: Debt” in Item 8 of this Annual Report on Form 10-K for additional information.
Loss on extinguishment of debt
Loss on extinguishment of debt increased $3.8 million for the year ended December 31, 2017. The $3.8 million loss on extinguishment of debt in the year ended December 31, 2017 related to the write off of unamortized debt discount and debt issuance costs related to the January 2017 and November 2017 debt amendments of the Senior Term B loan agreement. Refer to “Note 16: Debt” in Item 8 of this Annual Report on Form 10-K for additional information.
Other expense, net
Other expense, net decreased $40.7 million, or 70.1%, to $17.4 million for the year ended December 31, 2017. The decrease was primarily related to the $64.8 million decrease in pension mark to market loss, the $8.4 million increase in pension curtailment and settlement gains driven by a $9.7 million settlement gain in the year ended December 31, 2017 related to a lump sum offering in a US defined benefit plan, and offset by a $5.4 million decrease in other non-operating retirement benefits. The decrease was partially offset by an increase of $12.3 million change in mark to market for interest rate swaps resulting from a gain of $10.1 million during the year ended December 31, 2016 compared to a $2.2 million loss in the year ended December 31, 2017. Also offsetting the decrease was $5.3 million in fees related to the January 2017 and November 2017 amendments of the Senior Term B loan agreement, $4.2 million in higher foreign currency denominated loan revaluation losses and $4.0 million in higher foreign currency transactions. The remaining $1.3 million change is related to several insignificant components. Refer to “Note 16: Debt” and “Note 18: Derivatives” in Item 8 of this Annual Report on Form 10-K for additional information. Refer to “Note 6: Other expense, net” in Item 8 of this Annual Report on Form 10-K for additional information.
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
Segment results
Our Adjusted EBITDA and gross profit (exclusive of depreciation) by operating segment and in aggregate is summarized in the following tables:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Elimin- ations(1)	Consolidated
	Year ended December 31, 2017
Net sales:
External customers	$4,657.1	$1,371.5	$1,821.2	$403.9	$—	$8,253.7
Inter-segment	121.9	9.1	4.5	0.5	(136.0)	—
Total net sales	$4,779.0	$1,380.6	$1,825.7	$404.4	$(136.0)	$8,253.7
Cost of goods sold (exclusive of depreciation)	3,706.8	1,143.0	1,411.7	322.7	(136.0)	6,448.2
Outbound freight and handling	192.8	37.3	55.7	6.2	—	292.0
Warehousing, selling and administrative	529.4	86.2	229.1	46.8	28.2	919.7
Adjusted EBITDA	$350.0	$114.1	$129.2	$28.7	$(28.2)	$593.8
Other operating expenses, net						55.4
Depreciation						135.0
Amortization						65.4
Interest expense, net						148.0
Loss on extinguishment of debt						3.8
Other expense, net						17.4
Income tax expense						49.0
Net income						$119.8

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Elimin-ations(1)	Consolidated
	Year ended December 31, 2017
Gross profit:
Net sales	$4,779.0	$1,380.6	$1,825.7	$404.4	$(136.0)	$8,253.7
Cost of goods sold (exclusive of depreciation)	3,706.8	1,143.0	1,411.7	322.7	(136.0)	6,448.2
Gross profit (exclusive of depreciation)	$1,072.2	$237.6	$414.0	$81.7	$—	$1,805.5

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Elimin- ations(1)	Consolidated
	Year ended December 31, 2016
Net sales:
External customers	$4,706.7	$1,261.0	$1,704.2	$401.8	$—	$8,073.7
Inter-segment	104.4	8.3	4.5	—	(117.2)	—
Total net sales	$4,811.1	$1,269.3	$1,708.7	$401.8	$(117.2)	$8,073.7
Cost of goods sold (exclusive of depreciation)	3,769.7	1,047.4	1,324.6	322.1	(117.2)	6,346.6
Outbound freight and handling	191.5	34.1	54.9	6.1	—	286.6
Warehousing, selling and administrative	523.5	85.4	219.3	46.8	18.1	893.1
Adjusted EBITDA	$326.4	$102.4	$109.9	$26.8	$(18.1)	$547.4
Other operating expenses, net						37.2
Depreciation						152.3
Amortization						85.6
Impairment charges						133.9
Interest expense, net						159.9
Other expense, net						58.1
Income tax benefit						(11.2)
Net loss						$(68.4)

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Elimin-ations(1)	Consolidated
	Year ended December 31, 2016
Gross profit:
Net sales	$4,811.1	$1,269.3	$1,708.7	$401.8	$(117.2)	$8,073.7
Cost of goods sold (exclusive of depreciation)	3,769.7	1,047.4	1,324.6	322.1	(117.2)	6,346.6
Gross profit (exclusive of depreciation)	$1,041.4	$221.9	$384.1	$79.7	$—	$1,727.1

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
Outbound freight and handling expenses increased $1.3 million, or 0.7%, to $192.8 million in the year ended December 31, 2017 primarily due to higher delivery costs resulting from market capacity constraints and increasing fuel prices. Operating expenses increased $5.9 million, or 1.1%, to $529.4 million in the year ended December 31, 2017 of which $19.5 million is attributable to higher personnel costs primarily driven by higher variable compensation expense partially offset by lower salaries expense. Additionally, the increase in operating expenses is also due to higher environmental remediation expense of $3.0 million. These increases were partially offset by $3.8 million of lower lease expenses, $3.8 million in lower bad debt charges and $2.3 million in lower maintenance and repair expenses. The remaining $6.7 million decrease related to several insignificant components. Operating expenses as a percentage of external sales increased from 11.1% in the year ended December 31, 2016 to 11.4% in the year ended December 31, 2017.
Adjusted EBITDA increased by $23.6 million, or 7.2%, to $350.0 million in the year ended December 31, 2017. Adjusted EBITDA margin increased from 6.9% in the year ended December 31, 2016 to 7.5% in the year ended December 31, 2017 primarily as a result of higher gross margin, partially offset by increased operating expenses as a percentage of sales.
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
Outbound freight and handling expenses increased $3.2 million, or 9.4%, to $37.3 million primarily due to higher reported sales volumes and higher delivery costs resulting from changes in product mix. Operating expenses increased by $0.8 million, or 0.9%, to $86.2 million in the year ended December 31, 2017 and decreased as a percentage of external sales from 6.8% in the year ended December 31, 2016 to 6.3% in the year ended December 31, 2017. Foreign currency translation increased operating expenses by $1.8 million, or 2.1%. On a constant currency basis, operating expenses decreased $1.0 million, or 1.2%, primarily related to several insignificant components.
Adjusted EBITDA increased by $11.7 million, or 11.4%, to $114.1 million in the year ended December 31, 2017. Foreign currency translation increased Adjusted EBITDA by $2.2 million, or 2.1%. On a constant currency basis, Adjusted EBITDA increased $9.5 million, or 9.3%, primarily due to increased gross profit. Adjusted EBITDA margin increased from 8.1% in the year ended December 31, 2016 to 8.3% in the year ended December 31, 2017 primarily as a result of lower operating expenses as a percentage of sales, partially offset by lower gross margin.

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
Outbound freight and handling expenses increased $0.8 million, or 1.5%, to $55.7 million primarily due to higher delivery costs per ton due to lower bulk volume sales. Operating expenses increased $9.8 million, or 4.5%, to $229.1 million in the year ended December 31, 2017, and decreased as a percentage of external sales from 12.9% in the year ended December 31, 2016 to 12.6% in the year ended December 31, 2017. Foreign currency translation increased operating expenses by 1.0% or $2.1 million. On a constant currency basis, operating expenses increased $7.7 million, or 3.5%, which was driven by higher personnel costs of $5.4 million primarily due to higher variable compensation expense, higher environmental remediation expense of $1.8 million, and $1.4 million in higher bad debt charges. The increase was partially offset by a decrease of $1.0 million in lease expenses. The remaining offsetting $0.1 million increase related to several other insignificant components.
Adjusted EBITDA increased by $19.3 million, or 17.6%, to $129.2 million in the year ended December 31, 2017. Foreign currency translation decreased Adjusted EBITDA by 0.1% or $0.2 million. On a constant currency basis, Adjusted EBITDA increased $19.5 million, or 17.7%, which can be attributed to increased gross profit due to improved sales force execution and margin management initiatives together with increased sales of pharmaceutical finished goods compared to the year ended December 31, 2016. The pharmaceutical finished goods product line represented approximately 30% of Adjusted EBITDA in the EMEA segment for the year ended December 31, 2017. Adjusted EBITDA margin increased from 6.4% in the year ended December 31, 2016 to 7.1% in the year ended December 31, 2017 primarily due to higher gross margin and lower outbound freight and handling expenses and operating expenses as a percentage of sales.
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
Adjusted EBITDA increased by $1.9 million, or 7.1%, to $28.7 million in the year ended December 31, 2017. Foreign currency translation increased Adjusted EBITDA by 3.7% or $1.0 million. On a constant currency basis, Adjusted EBITDA increased $0.9 million, or 3.4%, primarily due to increased gross profit. Adjusted EBITDA margin increased from 6.7% in the year ended December 31, 2016 to 7.1% in the year ended December 31, 2017 primarily due to higher gross margin.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from our operations as well as borrowings under our credit facilities. As of December 31, 2018, our total liquidity was approximately $734.7 million, comprised of $613.1 million available under our credit facilities and $121.6 million of cash and cash equivalents. Our primary liquidity and capital resource needs are to service our debt and to finance working capital, capital expenditures, other liabilities, cost of acquisitions and general corporate purposes. We believe that funds provided by these sources will be adequate to meet our liquidity and capital resource needs for at least the next 12 months under current operating conditions. We have significant working capital needs, although we have implemented several initiatives to improve our working capital and reduce the related financing requirements. The nature of our business, however, requires that we maintain inventories that enable us to deliver products to fill customer orders. As of December 31, 2018, we maintained inventories of $803.3 million, equivalent to approximately 47.2 days of sales (which we calculate on the basis of cost of goods sold for the trailing 90-day period).
The funded status of our defined benefit pension plans is the difference between our plan assets and projected benefit obligations. Our pension plans in the US and certain other countries had an underfunded status of $212.4 million, $226.7 million and $271.8 million at December 31, 2018, 2017 and 2016, respectively. During 2018, we made contributions of $38.7 million. Based on current projections of minimum funding requirements, we expect to make cash contributions of $28.3 million to our defined benefit pension plans in 2019. The timing for any such requirement in future years is uncertain given the implicit uncertainty regarding the future developments of factors described in “Risk Factors” in Item 1A of this Annual Report on Form 10-K and “Note 9: Employee benefit plans” in Item 8 of this Annual Report on Form 10-K.
As a result of the US Tax Act, the Company recorded provisional amounts in 2017 including a one-time repatriation tax of $76.5 million. The Company elected to pay this repatriation tax in cash over eight years in accordance with the laws prescribed under US Tax Reform. See also “Note 7: Income taxes” in Item 8 of this Annual Report on Form 10-K for more information.
We may from time to time repurchase our debt or take other steps to reduce our debt. These actions may include open market repurchases, negotiated repurchases or opportunistic refinancing of debt. The amount of debt, if any, that may be repurchased or refinanced will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations. Our affiliates may also purchase our debt from time to time, through open market purchases or other transactions. During the years ended December 31, 2016 and December 31, 2017, we restructured a significant portion of our long-term debt obligations. These debt amendments extended our debt maturity profile and reduced our future interest payments. Refer to “Note 16: Debt” in Item 8 of this Annual Report on Form 10-K for further information.
In connection with the Nexeo Acquisition, the Company intends to finance the cash portion of the transaction and refinance Nexeo’s existing debt with a combination of available cash and debt financing, for which the Company has received commitments.  The Company entered into a commitment letter, dated September 17, 2018, with Goldman Sachs Bank USA, pursuant to which Goldman committed to provide $1.3 billion of incremental term loans.
Univar and Nexeo have announced an agreement for Nexeo to divest its plastics distribution business to an affiliate of One Rock Capital Partners, LLC for an enterprise value of $640.0 million, subject to customary closing adjustments. If this divestiture is successful, the Company anticipates using the net proceeds to reduce our indebtedness.
While additional indebtedness would increase our interest expense and cash outflow and, at least in the short term, increase our leverage ratio, the Company believes our increased revenues from the Nexeo Acquisition and any proceeds received from the divestiture of Nexeo’s plastics business, will be at least sufficient to adequately service our debt and reduce our leverage ratio nearly to 2018 levels.
In February 2019, S&P Global Ratings raised their corporate credit rating on Univar to BB from BB- with a “stable” outlook and Moody’s Investors Service, Inc. raised their corporate credit rating on Univar to Ba3 from B1 with a “stable” outlook. In addition, Fitch initiated a corporate credit rating on Univar of BB with a “positive” outlook.
Cash Flows
The following table presents a summary of our cash flow activity for the periods set forth below:

	Fiscal Year Ended December 31,
(in millions)	2018	2017	2016
Net cash provided by operating activities	$289.9	$282.6	$450.0
Net cash used by investing activities	(99.0)	(79.1)	(136.0)
Net cash used by financing activities	(518.3)	(112.4)	(166.5)
Cash Provided by Operating Activities
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Cash provided by operating activities increased $7.3 million from $282.6 million for the year ended December 31, 2017 to $289.9 million for the year ended December 31, 2018. The increase is primarily due to a net increase in the change in net working capital, net income, exclusive of non-cash items, and pensions and other postretirement benefit liabilities, partially offset by increased cash outflows related to other operating activities.
The Company adopted ASC 606 as of January 1, 2018, and although there was no impact to total operating cash flows, there were a certain number of presentation changes to specific line items in the consolidated balance sheet and within operating activities in the consolidated statement of cash flows. See “Note 2: Significant accounting policies,” for the impact to the consolidated balance sheet and statement of operations as of December 31, 2018.
Excluding the presentation changes from the adoption of ASC 606, the change in trade working capital, which includes trade accounts receivable, net, inventories, and trade accounts payable, was a cash inflow of $43.8 million (or a cash inflow of $14.2 million including the impacts of ASC 606) for the period ended December 31, 2018 compared to the period ended December 31, 2017. Inventory cash inflows are primarily related to prior year cash outflows that produced higher inventories as a result of drought conditions in Canada that led to a soft agriculture season. Cash inflows related to trade accounts receivable, net are primarily due to prior year cash outflows as result of higher sales and the timing of customer payments. The trade accounts payable cash outflows primarily related to prior year cash inflows due to higher purchases and timing of payments.
The change in pensions and other postretirement benefit liabilities provided cash of $36.4 million primarily due to reductions in the return on plan assets and increases in actuarial losses when comparing the year ended December 31, 2018 to the year ended December 31, 2017. Refer to “Note 9: Employee benefit plans” in Item 8 of this Annual Report on Form 10-K for additional information.
The remaining cash outflow associated with operating activities of $109.1 million (or a cash outflow of $80.6 million including the impacts of ASC 606) is primarily related to reductions in current year customer prepayments in the Company’s agriculture business, higher compensation payments during the prior year, and prior year changes in the fair value of interest rate swaps.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Cash provided by operating activities decreased $167.4 million from $450.0 million for the year ended December 31, 2016 to $282.6 million for the year ended December 31, 2017.
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
Cash provided by operating activities related to pensions and other postretirement benefit liabilities decreased $78.7 million, which consisted of cash outflows of $51.8 million for the year ended December 31, 2017 and cash inflows of $26.9 million for the year ended December 31, 2016. The difference in the cash flows between the two respective periods is primarily due to reductions in the actuarial losses and increases in the return on plan assets when comparing the year ended December 31, 2017 to the year ended December 31, 2016. Refer to “Note 9: Employee benefit plans” in Item 8 of this Annual Report on Form 10-K for additional information. The decrease in cash provided by operating activities was also due to a $48.8 million decrease from changes in prepaid expenses and other current assets. In the year ended December 31, 2017, prepaid expenses and other current assets used cash of $8.7 million primarily due to increases in supplier prepayments and sales tax receivables. In the year ended December 31, 2016, prepaid expenses and other current assets provided cash of $40.1 million primarily due to reductions in prepaid expenses related to rebates, deposits and several other insignificant components and the realization of an income tax refund in the amount of $14.1 million.
The remaining cash inflow associated with operating activities of $70.5 million is related to other, net, which consists of cash inflows of $44.6 million for the year ended December 31, 2017 and cash outflows of $25.9 million for the year ended December 31, 2016. The cash inflows for the year ended December 31, 2017 were primarily related to increases in accrued compensation, debt refinancing costs and several other insignificant components. The cash outflows for the year ended December 31, 2016 were primarily related to reductions in restructuring reserves, reductions in environmental reserves, increases in derivative assets and reductions in miscellaneous other liabilities, which were partially offset by increases in customer prepayments, sales taxes payable and several other insignificant components.
Cash Used by Investing Activities
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Cash used by investing activities increased $19.9 million from $79.1 million for the year ended December 31, 2017 to $99.0 million for the year ended December 31, 2018. The increase primarily relates to lower proceeds from the sale of property, plant and equipment of $14.7 million, primarily attributable to the prior year sale and subsequent leaseback of an operating facility within the Canadian business segment. Capital expenditures increased by $11.9 million in the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in capital expenditures is primarily due to a land purchase within the Canadian business segment.
Partially offsetting the increase in cash used by investing activities were lower acquisition costs of $5.8 million. In 2017, cash outflows of $24.4 million were related to the acquisitions of Tagma Brazil, certain assets of PVS, and Nexus Ag purchase accounting adjustments. The 2018 net cash outflows of $18.6 million were related to cash outflows from the Earthoil and Kemetyl acquisitions, partially offset by cash inflows due to Tagma purchase accounting adjustments.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Cash used by investing activities decreased $56.9 million from $136.0 million for the year ended December 31, 2016 to $79.1 million for the year ended December 31, 2017. The decrease primarily relates to lower acquisition costs of $29.2 million in the year ended December 31, 2017 compared to the year ended December 31, 2016. We completed two acquisitions in each of the years ended December 31, 2017 and December 31, 2016. Refer to “Note 19: Business combinations” in Item 8 of this Annual Report on Form 10-K for additional information. Proceeds from the sale of property, plant and equipment increased by $19.8 million in the year ended December 31, 2017 compared to the year ended December 31, 2016, which was primarily due to the sale and subsequent leaseback of an operating facility within the Canadian business segment. In addition, capital expenditures decreased by $7.4 million in the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease in capital expenditures is primarily due to timing of capital projects. The remaining decrease in cash used by investing activities of $0.5 million did not contain any significant activity.
Cash Used by Financing Activities
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Cash used by financing activities increased $405.9 million from $112.4 million for the year ended December 31, 2017 to $518.3 million for the year ended December 31, 2018. The increase in cash used by financing activities is primarily due to an early repayment of $530.0 million on the Company’s Senior Term B Loan during the period ended December 31, 2018. The early repayment of the Company’s Senior Term B Loan was partially offset by increased borrowings on the ABL facilities to fund the early payments and address seasonal working capital needs.
Cash used by financing activities also increased by $30.6 million due to fewer stock option exercises for the period ended December 31, 2018 compared to the period ended December 31, 2017. Partially offsetting the increased use of cash due to the exercise of stock options was cash provided of $4.4 million related to taxes paid for the net share settlements of stock-based compensation awards.
The change in short-term financing, net resulted in cash inflows of $22.7 million primarily due to repayments during the period ended December 31, 2017.
Additionally, there were cash inflows of $3.3 million pertaining to acquisition related contingent consideration payments, which primarily related to cash outflow of $3.7 million for the period ended December 31, 2017. The Company reclassified the 2017 contingent consideration payments due to the adoption of ASU 2016-15 “Statement of Cash Flows” (Topic 230) - “Classification of Certain Cash Receipts and Cash Payments.” Refer to “Note 2: Significant accounting policies” in Item 8 of this Form 10-K for additional information.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Cash used by financing activities decreased $54.1 million from $166.5 million for the year ended December 31, 2016 to $112.4 million for the year ended December 31, 2017. A decrease in cash used by financing activities of $79.0 million was due to a net change in the cash used by the ABL facilities of $63.6 million and $142.6 million for the years ended December 31, 2017 and December 31, 2016, respectively. The change in the outstanding ABL facilities is due to changes in borrowings related to working capital funding requirements. Partially offsetting the decrease in cash used by financing activities are $13.3 million of cash outflows due to repayments of term debt; primarily inclusive of the Term B Loan and Euro Tranche Term Loan. The January 19, 2017 and November 28, 2017 agreements to amend the Senior Term B loan resulted in a net cash outflow of $4.4 million and $3.3 million of financing fees, respectively. Refer to “Note 16: Debt” in Item 8 of this Annual Report on Form 10-K for additional information. Increased payments related to capital leases resulted in increased cash usage due to financing activities of $3.1 million.
Cash used by financing activities also decreased by $19.6 million due to a net increase in stock option exercises of $36.5 million and $16.9 million for the years ended December 31, 2017 and December 31, 2016, respectively. Partially offsetting the increase in cash due to the exercise of stock options was cash used for taxes paid related to net share settlements of stock-based compensation awards of $8.5 million, which was related to the year ended December 31, 2017. The change in short-term financing, net resulted in an increased usage of cash related to financing activities of $17.6 million due to increased repayments. Short-term financing, net used cash of $22.2 million and $4.6 million for the years ended December 31, 2017 and December 31, 2016, respectively. The remaining increase in cash used by financing activities of $2.0 million did not contain any significant activity.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations that require us to make future cash payments as of December 31, 2018. The future contractual requirements include payments required for our operating and capital leases, indebtedness and other long-term liabilities reflected on our balance sheet.

	Payment Due by Period
(in millions)	Total	2019	2020 - 2021	2022 - 2023	Thereafter
Short-term financing (1)	$8.1	$8.1	$—	$—	$—
Capital leases (1)	54.8	21.7	21.6	10.4	1.1
Long-term debt, including current maturities (1)	2,340.5	—	134.7	458.0	1,747.8
Interest (2)	581.3	110.3	220.8	209.0	41.2
Minimum operating lease payments	196.2	54.9	70.4	40.9	30.0
Estimated environmental liability payments (3)	88.6	32.1	19.1	13.5	23.9
Total (4)(5)	$3,269.5	$227.1	$466.6	$731.8	$1,844.0

(1)	See “Note 16: Debt” in Item 8 of this Annual Report on Form 10-K for additional information.

(2)
Interest payments on debt are calculated for future periods using interest rates in effect as of December 31, 2018. Projected interest payments include the related effects of interest rate swap agreements. Certain of these projected interest payments may differ in the future based on changes in floating interest rates, foreign currency fluctuations or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at December 31, 2018. See “Note 16: Debt” and “Note 18: Derivatives” in Item 8 of this Annual Report on Form 10-K for further discussion regarding our debt instruments and related interest rate agreements, respectively.

(3)
Included in the less than one year category is $11.4 million related to environmental liabilities for which the timing is uncertain. The timing of payments is unknown and could differ based on future events. For more information see “Note 20: Commitments and contingencies” in Item 8 of this Annual Report on Form 10-K.

(4)
Due to the high degree of uncertainty related to the timing of future cash outflows associated with unrecognized income tax benefits, we are unable to reasonably estimate beyond one year when settlement will occur with the respective taxing authorities and have excluded such liabilities from this table. At December 31, 2018, we reported a liability for unrecognized tax benefits of $0.4 million. For more information see “Note 7: Income taxes” in Item 8 of this Annual Report on Form 10-K.

(5)
This table excludes our pension and postretirement medical benefit obligations. Based on current projections of minimum funding requirements, we expect to make cash contributions of $28.3 million to our defined benefit pension plans in the year ended December 31, 2019. The timing for any such requirement in future years is uncertain given the implicit uncertainty regarding the future developments of factors described in “Risk Factors” in Item 1A of this Annual Report on Form 10-K and “Note 9: Employee benefit plans” in Item 8 of this Annual Report on Form 10-K.

We expect that we will be able to fund our remaining obligations and commitments with cash flow from operations. To the extent we are unable to fund these obligations and commitments with cash flow from operations; we intend to fund these obligations and commitments with proceeds from available borrowing capacity under our Senior ABL Facility or under future financings.
Off-Balance Sheet Arrangements
We have few off-balance sheet arrangements. In recent years, our principal off-balance sheet arrangements have consisted primarily of operating leases for facility space, rail cars and some equipment leasing. As of January 1, 2019, operating leases will be recognized on the balance sheet due to the adoption of ASU 2016-02, refer to “Note 2: Significant accounting policies” in Item 8 of this Annual Report on Form 10-K. For additional information regarding operating leases, see “Note 20: Commitments and contingencies” in Item 8 of this Annual Report on Form 10-K. We do not use special purpose entities that would create off-balance sheet financing.
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
Revenue Recognition
We recognize revenue when performance obligations under the terms of the contract are satisfied, which generally occurs when goods are transferred to a customer or as services are provided to a customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services to customers. Net sales includes product sales, billings for freight and handling charges and fees earned for services provided, net of discounts, expected returns, customer rebates, variable consideration and sales or other revenue-based taxes. We recognize product sales and billings for freight and handling charges when products are considered delivered to the customer under the terms of the sale.
We are required to estimate variable consideration and customer returns related to revenue transactions, which limits reported revenues to the amount of consideration that is ultimately expected to be collected from customers. Specific to the crop sciences revenue stream, transaction prices may move during an agricultural growing season and changes may affect the amount of consideration the Company will receive. We estimates the revenue deferral related to variable consideration, transaction price, and customer returns based on the combination of historical experience, current market conditions and the impact of weather on the current agriculture season.
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
The step one goodwill impairment test compares the estimated fair value of each reporting unit with the reporting unit’s carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, the reporting unit will recognize an impairment for the lesser of either the amount by which the reporting unit's carrying amount exceeds the fair value of the reporting unit or the reporting unit’s goodwill carrying value. See “Note 13: Goodwill and intangible assets” in Item 8 of this Annual Report on Form 10-K for additional information related to goodwill.
At October 1, 2018, we performed our annual impairment review via step one and concluded the fair value exceeded the carrying value for all reporting units with goodwill balances. There were no events or circumstances from the date of assessment through December 31, 2018 that would affect this conclusion.
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
Environmental Liabilities
As more fully described in “Note 2: Significant accounting policies” and “Note 20: Commitments and contingencies” in Item 8 of this Annual Report on Form 10-K, we recognize environmental contingency liabilities for probable and reasonably estimable losses associated with environmental remediation. The estimated environmental contingency liability includes incremental direct costs of investigations, remediation efforts and post-remediation monitoring. The total environmental reserve at December 31, 2018, and 2017 was $83.5 million and $89.2 million, respectively.
Our environmental reserves are subject to numerous uncertainties that affect our ability to accurately estimate our costs, or our share of costs if multiple parties are responsible. These uncertainties involve the legal, regulatory and enforcement parameters governing environmental assessment and remediation, the nature and extent of contamination at these sites, the extent and cost of assessment and remediation efforts required, the choice of remediation and, in the case of sites with multiple responsible parties, the number and financial strength of other potentially responsible parties. In addition, our determination as to whether a loss is probable may change, particularly as new facts emerge as to the nature or extent of any non-compliance with environmental laws and the costs of assessment and remediation. Our revisions to the environmental reserve estimates have ranged between $12.3 million to $12.6 million between 2017 and 2018.
Defined Benefit Pension and Other Postretirement Obligations
As described more fully in “Note 2: Significant accounting policies” and “Note 9: Employee benefit plans” in Item 8 of this Annual Report on Form 10-K, we sponsor defined benefit pension plans in the US and various other countries. We determine these pension costs and obligations using actuarial methodologies that use several statistical and judgmental factors. These assumptions include discount rates, rates for expected return on assets, mortality rates, retirement rates and for some plans rates for compensation increases, as determined by us within certain guidelines. Actual experience different from those estimated and changes in assumptions can result in the recognition of gains and losses in earnings as our accounting policy is to recognize changes in the fair value of plan assets or each plan’s projected benefit obligation in the fourth quarter of each year (the “mark to market” adjustment), unless an earlier remeasurement is required.
For the year ended December 31, 2018, we increased our average pension discount rate by 46 basis points, resulting in a decrease in our pension plan benefit obligation of $81.1 million. For the year ended December 31, 2017, our average pension discount rate decreased by 42 basis points, resulting in an increase in our pension plan benefit obligation of $63.2 million. Our expected long-term rate of return on pension plan assets is 5.54% and 6.02% for 2018 and 2017, respectively. Actual returns can vary from the expected long-term rate each year. Actual (losses) returns for 2018 and 2017 were ($59.6) million, or (5.4)%, and $117.4 million or 11.7%, respectively. Our expected return on plan assets is calculated using the actual fair value of plan assets. Due to the phasing out of benefits under our postretirement benefit plan, changes in assumptions have an immaterial effect on that obligation.

The following table demonstrates the impact of a 25 basis point reduction in the average pension discount rate on our pension plan benefit obligation as of the year ended December 31, 2018.

(in millions)	2018 Pension Benefit Obligation
25 basis point decrease in discount rate	$40.8
The following table demonstrates the impact of a 25 basis point decrease in our assumed discount rate and separately a 100 basis point decrease in our expected return on plan assets on our 2019 defined benefit pension cost (credit).

(in millions)	2019 Net Benefit Cost (Credit)
25 basis point decrease in assumed discount rate	$(1.3)
100 basis point decrease in expected return on plan assets	9.0
Income Taxes
The Company is subject to income taxes in the jurisdictions in which it sells products and earn revenues, including the United States, Canada and various Latin American, Asian-Pacific and European jurisdictions. By their nature, a number of the Company's tax positions require significant judgment in order to properly evaluate and quantify tax positions and to determine the provision for income taxes. GAAP sets forth a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. GAAP specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions and also requires expanded disclosures. See “Note 7: Income taxes” in Item 8 of this Annual Report on Form 10-K.
Although the Company believes it has adequately reserved for uncertain tax positions, the final outcome of these tax matters may be different than the provision. The Company adjusts its reserves for tax positions in light of changing facts and circumstances, such as the closing of a tax audit, the refinement of an estimate or changes in tax laws. To the extent that the final tax outcome of these matters is different than the amounts recorded, the differences are recorded as adjustments to the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. The interest and penalties related to these reserves are recorded as a component of interest expense and warehousing, selling and administrative expenses, respectively.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act. The legislation significantly changes US tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Act permanently reduced the US corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The SAB 118 measurement period ends when a company has obtained, prepared, and analyzed the information needed to complete the accounting requirements under ASC 740, “Income Taxes”, but no later than one year from the enactment date of December 22, 2017. In 2017 and the first nine months of 2018, the Company recorded provisional amounts for certain enactment-date effects of the Act by applying the guidance in SAB 118 because the Company had not yet completed its enactment-date accounting for these effects. At December 31, 2018, the Company has now completed its accounting for all the enactment-date income tax effects of the Act. During 2018, the Company recognized adjustments of $6.8 million related to the provisional amounts recorded at December 31, 2017 and included these adjustments as a component of income tax expense from continuing operations.
Effective in 2018, the Company is subject to global intangible low tax income (“GILTI”) which is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Due to the complexity of the GILTI tax rules, companies are allowed to make an accounting policy choice of either (1) treating taxes due on future US inclusions in taxable income related to GILTI as a current-period expense when incurred or (2) factoring such amounts into a company’s measurement of its deferred taxes. The Company is electing to treat taxes due on future US inclusions in taxable income related to GILTI as a current-period expense when incurred and, therefore, there is no impact to the deferred tax rate in 2018.
The Company's future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, the Company is subject to examination of income tax returns by various tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provisions for income taxes.

The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. Significant judgment in the forecasting of taxable income using historical and projected future operating results is required in determining our provision for income tax and the related asset and liabilities.
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
The Company recorded a valuation allowance on certain deferred tax assets, including certain of its foreign net operating loss carry forwards, foreign tax credits and deferred interest expense.
In evaluating the Company’s ability to realize its deferred tax assets, in full or in part, the Company considered all available positive and negative evidence, including its past operating results, forecast of future market growth, forecasted earnings, future taxable income and prudent and feasible tax planning strategies.
The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates the Company is using to manage the underlying businesses. The Company believes it is more likely than not that the remaining deferred tax assets recorded on the balance sheet will ultimately be realized. In the event the Company determined that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which the Company makes such determination.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. Under our hedging policy, we seek to maintain an appropriate amount of fixed-rate debt obligations, either directly or effectively through interest rate derivative contracts that fix the interest rate payable on all or a portion of our floating rate debt obligations. We assess the anticipated mix of the fixed versus floating amount of debt once a year, in connection with our annual budgeting process, with the purpose of hedging variability of interest expense and interest payments on our variable rate bank debt and maintaining a mix of both fixed and floating rate debt. As of December 31, 2018, approximately 81% of our debt was fixed rate after consideration of interest rate swap contracts.

The interest rates related to our long-term debt decreased since December 31, 2016 due to the January 2017 and November 2017 debt amendments. Refer to “Note 16: Debt” in Item 8 of this Annual Report on Form 10-K for additional information. As a result, the impact on our earnings before taxes has materially changed when considering a change in variable interest rates.
Below is a chart showing the sensitivity of both a 100 basis point and 200 basis point increase in interest rates (including the impact of derivatives), with other variables held constant on our earnings before tax.

(in millions)	Year Ended December 31, 2018
100 basis point increase in variable interest rates	$4.4
200 basis point increase in variable interest rates	9.0
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
The majority of our currency risk arising on cash, accounts receivable, accounts payable and loan balances denominated in currencies other than those which we record the financial results for a business operation stem from exposures to the US dollar, euro or British pound sterling. The following table illustrates the sensitivity of our 2018 consolidated earnings before income taxes (including the impact of foreign currency derivative instruments), to a 10% increase in the value of the US dollar, euro, and, British pound sterling with all other variables held constant.

(in millions)	Year ended December 31, 2018
10% strengthening of US dollar	$(1.8)
10% strengthening of Euro	0.6
10% strengthening of British pound	(0.3)
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Univar Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Univar Inc. as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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
Chicago, Illinois
February 21, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Univar Inc.

Opinion on Internal Control over Financial Reporting
We have audited Univar Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Univar Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of Univar Inc. and our report dated February 21, 2019, expressed an unqualified opinion thereon.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

/s/ Ernst & Young LLP
Chicago, Illinois
February 21, 2019

UNIVAR INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		Year ended December 31,
(in millions, except per share data)	Note	2018	2017	2016
Net sales		$8,632.5	$8,253.7	$8,073.7
Cost of goods sold (exclusive of depreciation)		6,732.4	6,448.2	6,346.6
Operating expenses:
Outbound freight and handling		328.3	292.0	286.6
Warehousing, selling and administrative		931.4	919.7	893.1
Other operating expenses, net	4	73.5	55.4	37.2
Depreciation		125.2	135.0	152.3
Amortization		54.3	65.4	85.6
Impairment charges	14	—	—	133.9
Total operating expenses		$1,512.7	$1,467.5	$1,588.7
Operating income		$387.4	$338.0	$138.4
Other (expense) income:
Interest income		3.2	4.0	3.9
Interest expense		(135.6)	(152.0)	(163.8)
Loss on extinguishment of debt	16	(0.1)	(3.8)	—
Other expense, net	6	(32.7)	(17.4)	(58.1)
Total other expense		$(165.2)	$(169.2)	$(218.0)
Income (loss) before income taxes		222.2	168.8	(79.6)
Income tax expense (benefit)	7	49.9	49.0	(11.2)
Net income (loss)		$172.3	$119.8	$(68.4)
Income (loss) per common share:
Basic	8	$1.22	$0.85	$(0.50)
Diluted	8	1.21	0.85	(0.50)
Weighted average common shares outstanding:
Basic	8	141.2	140.2	137.8
Diluted	8	142.2	141.4	137.8

The accompanying notes are an integral part of these consolidated financial statements.

UNIVAR INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

		Year ended December 31,
(in millions)	Note	2018	2017	2016
Net income (loss)		$172.3	$119.8	$(68.4)
Other comprehensive income (loss), net of tax:
Impact due to adoption of ASU 2017-12 (1)		0.5	—	—
Foreign currency translation	11	(97.0)	107.1	36.3
Pension and other postretirement benefits adjustment	11	0.1	(2.4)	(1.8)
Derivative financial instruments	11	1.7	6.7	—
Total other comprehensive (loss) income, net of tax		$(94.7)	$111.4	$34.5
Comprehensive income (loss)		$77.6	$231.2	$(33.9)

(1)
Adjusted due to the adoption of Accounting Standards Update (“ASU”) 2017-12 “Targeted Improvements to Accounting for Hedging Activities” on January 1, 2018. Refer to “Note 2: Significant accounting policies” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

UNIVAR INC.
CONSOLIDATED BALANCE SHEETS

		December 31,
(in millions, except per share data)	Note	2018	2017
Assets
Current assets:
Cash and cash equivalents		$121.6	$467.0
Trade accounts receivable, net		1,094.7	1,062.4
Inventories		803.3	839.5
Prepaid expenses and other current assets		169.1	149.6
Total current assets		$2,188.7	$2,518.5
Property, plant and equipment, net	12	955.8	1,003.0
Goodwill	13	1,780.7	1,818.4
Intangible assets, net	13	238.1	287.7
Deferred tax assets	7	24.8	22.8
Other assets		84.3	82.3
Total assets		$5,272.4	$5,732.7
Liabilities and stockholders’ equity
Current liabilities:
Short-term financing	16	$8.1	$13.4
Trade accounts payable		925.4	941.7
Current portion of long-term debt	16	21.7	62.0
Accrued compensation		93.6	100.7
Other accrued expenses	15	285.8	301.6
Total current liabilities		$1,334.6	$1,419.4
Long-term debt	16	2,350.4	2,820.0
Pension and other postretirement benefit liabilities	9	254.4	257.1
Deferred tax liabilities	7	42.9	35.4
Other long-term liabilities		98.4	110.7
Total liabilities		$4,080.7	$4,642.6
Stockholders’ equity:
Preferred stock, 200.0 million shares authorized at $0.01 par value with no shares issued or outstanding as of December 31, 2018 and 2017		—	—
Common stock, 2.0 billion shares authorized at $0.01 par value with 141.7 million and 141.1 million shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively		1.4	1.4
Additional paid-in capital		2,325.0	2,301.3
Accumulated deficit		(761.5)	(934.1)
Accumulated other comprehensive loss	11	(373.2)	(278.5)
Total stockholders’ equity		$1,191.7	$1,090.1
Total liabilities and stockholders’ equity		$5,272.4	$5,732.7

The accompanying notes are an integral part of these consolidated financial statements.

UNIVAR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year ended December 31,
(in millions)	Note	2018	2017	2016
Operating activities:
Net income (loss)		$172.3	$119.8	$(68.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization		179.5	200.4	237.9
Impairment charges	14	—	—	133.9
Amortization of deferred financing fees and debt discount		7.6	7.9	7.9
Amortization of pension cost (credits) from accumulated other comprehensive loss	9	2.7	(0.2)	(4.5)
Loss on extinguishment of debt	16	0.1	3.8	—
Loss (gain) on sale of property, plant and equipment and other assets	4	2.0	(11.3)	(0.7)
Deferred income taxes	7	2.8	11.7	(31.6)
Stock-based compensation expense	10	20.7	19.7	10.4
Other		0.7	(0.7)	(0.2)
Changes in operating assets and liabilities:
Trade accounts receivable, net		(62.1)	(58.5)	70.2
Inventories		14.4	(47.7)	42.0
Prepaid expenses and other current assets		(19.3)	(8.7)	40.1
Trade accounts payable		9.3	53.6	12.0
Pensions and other postretirement benefit liabilities		(15.4)	(51.8)	26.9
Other, net		(25.4)	44.6	(25.9)
Net cash provided by operating activities		$289.9	$282.6	$450.0
Investing activities:
Purchases of property, plant and equipment		$(94.6)	$(82.7)	$(90.1)
Proceeds from sale of property, plant and equipment and other assets		14.5	29.2	9.4
Purchases of businesses, net of cash acquired	19	(18.6)	(24.4)	(53.6)
Other		(0.3)	(1.2)	(1.7)
Net cash used by investing activities		$(99.0)	$(79.1)	$(136.0)
Financing activities:
Proceeds from the issuance of long-term debt	16	$41.7	$4,477.8	$—
Payments on long-term debt and capital lease obligations	16	(561.9)	(4,585.7)	(178.2)
Short-term financing, net	16	0.5	(22.2)	(4.6)
Financing fees paid	16	(1.1)	(7.7)	—
Taxes paid related to net share settlements of stock-based compensation awards		(4.1)	(8.5)	—
Stock option exercises	10	5.9	36.5	16.9
Contingent consideration payments		(0.4)	(3.7)	(0.4)
Other		1.1	1.1	(0.2)
Net cash used by financing activities		$(518.3)	$(112.4)	$(166.5)
Effect of exchange rate changes on cash and cash equivalents		$(18.0)	$39.5	$0.8
Net (decrease) increase in cash and cash equivalents		(345.4)	130.6	148.3
Cash and cash equivalents at beginning of period		467.0	336.4	188.1
Cash and cash equivalents at end of period		$121.6	$467.0	$336.4
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes		$65.0	$29.9	$14.9
Interest, net of capitalized interest		128.2	140.2	148.9
Non-cash activities:
Additions of property, plant and equipment included in trade accounts payable and other accrued expenses		$14.6	$7.4	$11.5
Additions of property, plant and equipment under a capital lease obligation		23.6	19.9	29.6

The accompanying notes are an integral part of these consolidated financial statements.

UNIVAR INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except per share data)	Common stock (shares)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance, January 1, 2016	138.0	$1.4	$2,224.7	$(985.0)	$(424.4)	$816.7
Net loss	—	—	—	(68.4)	—	(68.4)
Foreign currency translation adjustment, net of tax $23.9	—	—	—	—	36.3	36.3
Pension and other postretirement benefits adjustment, net of tax $1.5	—	—	—	—	(1.8)	(1.8)
Stock option exercises	0.8	—	16.9	—	—	16.9
Stock-based compensation	—	—	10.4	—	—	10.4
Other	—	—	(0.2)	—	—	(0.2)
Balance, December 31, 2016	138.8	$1.4	$2,251.8	$(1,053.4)	$(389.9)	$809.9
Impact due to adoption of ASU, net of tax $0.2 (1)	—	—	0.7	(0.5)	—	0.2
Net income	—	—	—	119.8	—	119.8
Foreign currency translation adjustment, net of tax ($2.1)	—	—	—	—	107.1	107.1
Pension and other postretirement benefits adjustment, net of tax $0.6	—	—	—	—	(2.4)	(2.4)
Derivative financial instruments, net of tax ($4.3)	—	—	—	—	6.7	6.7
Restricted stock units vested	0.8	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.3)	—	(8.5)	—	—	(8.5)
Stock option exercises	1.8	—	36.5	—	—	36.5
Employee stock purchase plan (2)	—	—	1.1	—	—	1.1
Stock-based compensation	—	—	19.7	—	—	19.7
Balance, December 31, 2017	141.1	$1.4	$2,301.3	$(934.1)	$(278.5)	$1,090.1
Impact due to adoption of ASU, net of tax ($0.3) (3)	—	—	—	0.3	0.5	0.8
Net income	—	—	—	172.3	—	172.3
Foreign currency translation adjustment, net of tax $2.4	—	—	—	—	(97.0)	(97.0)
Pension and other postretirement benefits adjustment, net of tax ($0.1)	—	—	—	—	0.1	0.1
Derivative financial instruments, net of tax ($0.4)	—	—	—	—	1.7	1.7
Restricted stock units vested	0.4	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.1)	—	(4.1)	—	—	(4.1)
Stock option exercises	0.3	—	5.9	—	—	5.9
Employee stock purchase plan	—	—	1.1	—	—	1.1
Stock-based compensation	—	—	20.7	—	—	20.7
Other	—	—	0.1	—	—	0.1
Balance, December 31, 2018	141.7	$1.4	$2,325.0	$(761.5)	$(373.2)	$1,191.7

(1)	Adjusted due to the adoption of ASU 2016-09 “Improvement to Employee Share-Based Payment Accounting” on January 1, 2017.

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
AS OF DECEMBER 31, 2018 AND 2017 AND
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
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
Use of estimates
The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions affecting the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ materially from these estimates.
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

The cumulative effect of the changes made to the January 1, 2018 consolidated balance sheet for the adoption of ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606) and ASU 2017-12 “Derivatives and Hedging” (Topic 815) - “Targeted Improvements to Accounting for Hedging Activities” is as follows:

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
The following tables summarize the impact of adopting the new revenue standard upon the Company’s consolidated balance sheet and statement of operations as of and for the year ended December 31, 2018:

	Year ended December 31, 2018
(in millions)	As reported	Balances without adoption of ASC 606	Effect of change higher/(lower)
Net sales	$8,632.5	$8,626.4	$6.1
Cost of goods sold (exclusive of depreciation)	6,732.4	6,726.7	5.7

Income tax expense	$49.9	$49.8	$0.1
Net income	172.3	172.0	0.3

	December 31, 2018
(in millions)	As reported	Balances without adoption of ASC 606	Effect of change higher/(lower)
Assets
Trade accounts receivable, net	$1,094.7	$1,047.8	$46.9
Inventories	803.3	814.4	(11.1)
Prepaid expenses and other current assets	169.1	163.9	5.2
Liabilities
Trade accounts payable	$925.4	$919.2	$6.2
Other accrued expenses	285.8	252.1	33.7
Equity
Accumulated deficit	$(761.5)	$(762.6)	$1.1
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

Adoption of ASU 2017-07 resulted in a retrospective presentation change to the net periodic cost for the defined benefit pension and other postretirement employee benefits (“OPEB”) plans within the consolidated income statement as follows:

	Year ended December 31, 2017
(in millions)	As revised	Previously reported	Effect of change higher/(lower)
Warehousing, selling and administrative	$919.7	$909.8	$9.9
Other operating expenses, net	55.4	49.5	5.9
Other expense, net	(17.4)	(33.2)	(15.8)
In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows” (Topic 230) - “Classification of Certain Cash Receipts and Cash Payments.” The ASU clarifies and provides specific guidance on eight cash flow classification issues that were not addressed within the previous guidance. The Company adopted the ASU as of January 1, 2018 and accordingly restated the consolidated statement of cash flows for the year ended December 31, 2017 to conform with the current period presentation under this new guidance. As a result of the adoption, the Company reclassified $3.7 million of cash outflows previously reported as operating activities to financing activities within the consolidated statement of cash flows related to contingent consideration payments for the year ended December 31, 2017.
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
Accounting pronouncements issued but not yet adopted
In February 2016, the FASB issued ASU 2016-02 “Leases” (Topic 842), which supersedes the lease recognition requirements in ASC Topic 840, “Leases.” The core principal of the guidance is that an entity should recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years. The guidance is to be applied using a modified retrospective transition method with the option to elect a package of practical expedients. The Company has established a project team to evaluate and implement the standard. The project team is in the final stages of implementing the standard to meet the ASU’s reporting and disclosure requirements.
Upon the January 1, 2019 adoption of this standard, the consolidated balance sheet will include a right of use asset and liability related to certain operating lease arrangements. The Company has elected to apply the transition requirements at the January 1, 2019, effective date rather than at the beginning of the earliest comparative period presented. This approach allows for a cumulative effect adjustment in the period of adoption, and prior periods will not be restated. The Company will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification. The Company will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. The Company estimates the impact of the additional lease assets and liabilities to range from $140 million to $190 million.
In January 2018, the FASB issued ASU 2018-02 “Income Statement - Reporting Comprehensive Income” (Topic 220)  “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“AOCI”), which gives entities the option to reclassify certain tax effects, that the FASB refers to as having been stranded, resulting from the Tax Cuts and Jobs Act from AOCI to retained earnings. The new guidance may be applied retrospectively to each period in which the effect of the Tax Cuts and Jobs Act is recognized, or in the period of adoption. The Company must adopt this guidance for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company expects to record an adjustment to the accumulated deficit and accumulated other comprehensive loss financial statement line items in the range of $3.0 million to $4.0 million on the January 1, 2019 adoption of the ASU.
In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement” (Topic 820) - “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The ASU amends the requirements related to fair value disclosures to include new disclosure requirements and eliminates or modifies certain historic disclosures. The ASU amendment was part of the FASB’s disclosure framework project that is designed to increase the effectiveness of companies’ disclosures to the users of the financial statements and footnotes. This guidance will be effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years. Early adoption is permitted. The Company is currently determining the impact to the Company’s disclosure requirements, which will be reflected in the footnote disclosures subsequent to the ASU adoption on January 1, 2020.
In August 2018, the FASB issued ASU 2018-14 “Compensation - Retirement Benefits - Defined Benefit Plans - General” (Subtopic 715-20) - “Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.” The ASU amends the requirements related to defined benefit pension and other postretirement plan disclosures to include new disclosure requirements and eliminates or clarifies certain historic disclosures. The ASU amendment was part of the FASB’s disclosure framework project that is designed to increase the effectiveness of companies’ disclosures to the users of the financial statements and footnotes. This guidance will be effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently determining the impact to the Company’s disclosure requirements, which will be reflected in the footnote disclosures subsequent to the ASU adoption on January 1, 2021.
The Company has not yet adopted the following standards, none of which is expected to have a material impact to the financial statements or financial statement disclosures:

Standard		Expected adoption date
2018-18	Collaborative Arrangements (Topic 808) - Clarifying the Interaction between Topic 808 and Topic 606	January 1, 2020
2018-17	Consolidation (Topic 810) - Targeted Improvements to Related Party Guidance for Variable Interest Entities	January 1, 2020
2018-16	Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes	January 1, 2019
2018-15
Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)
January 1, 2020
2016-13	Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	January 1, 2020
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
The allowance for doubtful accounts was $11.2 million and $13.0 million at December 31, 2018 and 2017, respectively. The allowance for doubtful accounts is estimated based on an individual assessment of collectability based on factors that include current ability to pay, bankruptcy and payment history, as well as a general reserve related to prior experience.
Inventories
Inventories consist primarily of products purchased for resale and are stated at the lower of cost or net realizable value. Inventory cost is determined based on the weighted average cost method. Inventory cost includes purchase price from producers net of rebates received, inbound freight and handling, and direct labor and other costs incurred to blend and repackage product and excludes depreciation expense. The Company recognized $1.9 million, $3.3 million and $6.6 million of lower of cost or net realizable value adjustments to certain of its inventories in the years ended December 31, 2018, 2017 and 2016, respectively. The expense related to these adjustments is included in cost of goods sold in the consolidated statements of operations.
Producer incentives
The Company has arrangements with certain producers that provide discounts when certain measures are achieved, generally related to purchasing volume. Volume rebates are generally earned and realized when the related products are purchased during the year. The reduction in cost of goods sold is recorded when the related products, on which the rebate was earned, are sold. As the right to receive discount incentives is contingent on purchases during the entire year, the Company's accounting estimates for producer incentives is dependent on the ability to accurately forecast annual purchases. Discretionary rebates are recorded when received. The unpaid portion of rebates from producers is recorded in prepaid expenses and other current assets in the consolidated balance sheets.
Property, plant and equipment, net
Property, plant and equipment are carried at historical cost, net of accumulated depreciation. Expenditures for improvements that add functionality and/or extend useful life are capitalized. The Company capitalizes interest costs on significant capital projects, as an increase to property, plant and equipment. Repair and maintenance costs are expensed as incurred. Depreciation is recorded on a straight-line basis over the estimated useful life of each asset from the time the asset is ready for its intended purpose, with consideration of expected residual values. Depreciation expense is recorded to depreciation within the consolidated statement of operations.
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
Refer to “Note 12: Property, plant and equipment, net” for further information.
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
The Company elected the step one test to evaluate goodwill for impairment for each of the reporting units during 2018 and the step zero test in 2017. The step one goodwill impairment test compares the estimated fair value of each reporting unit with the reporting unit’s carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, the reporting unit will recognize an impairment for the lesser of either the amount by which the reporting unit's carrying amount exceeds the fair value of the reporting unit or the reporting unit’s goodwill carrying value.
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
Intangible assets consist of customer and producer relationships and contracts, intellectual property trademarks, trade names, non-compete agreements and exclusive distribution rights. Intangible assets have finite lives and are amortized over their respective useful lives of 2 to 20 years. Amortization of intangible assets is based on the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up; which is based on the undiscounted cash flows, or when not reliably determined, on a straight-line basis. Intangible assets are tested for impairment if an event occurs or circumstances change that indicates the carrying value may not be recoverable. Refer to “Note 14: Impairment charges” for further information.
Customer relationship intangible assets represent the fair value allocated in purchase price accounting for the ongoing relationships with an existing customer base acquired in a business combination. The fair value of customer relationships is determined using the excess earnings methodology, an income based approach. The excess earnings methodology provides an estimate of the fair value of customer relationship assets by deducting economic costs, including operating expenses and contributory asset charges, from revenue expected to be generated by the assets. These estimated cash flows are then discounted to the present value equivalent.
Refer to “Note 13: Goodwill and intangible assets” for further information.
Short-term financing
Short-term financing includes bank overdrafts and short-term lines of credit. Refer to “Note 16: Debt” for further information.
Long-term debt
Long-term debt consists of loans with original maturities greater than one year. Fees paid in connection with the execution of line-of-credit arrangements are included in other assets and fees paid in connection with the execution of a recognized debt liability as a direct deduction from the carrying amount of that debt liability. These fees are amortized using the effective interest method over the term of the related debt or expiration of the line-of-credit arrangement. Refer to “Note 16: Debt” for further information.
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
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The legislation significantly changes US tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Act permanently reduces the US corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The SAB 118 measurement period ends when a company has obtained, prepared, and analyzed the information needed to complete the accounting requirements under ASC 740, "Income Taxes", but no later than one year from the enactment date of December 22, 2017. In 2017 and the first nine months of 2018, the Company recorded provisional amounts for certain enactment-date effects of the Act by applying the guidance in SAB 118 because the Company had not yet completed its enactment-date accounting for these effects. At December 31, 2018, the Company has now completed its accounting for all the enactment-date income tax effects of the Act. As further discussed in “Note 7: Income taxes”, during 2018 the Company recognized adjustments of $6.8 million to the provisional amounts recorded at December 31, 2017 and included these adjustments as a component of income tax expense from continuing operations.
Effective in 2018, the Company is subject to global intangible low tax income (“GILTI”) which is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Due to the complexity of the GILTI tax rules, companies are allowed to make an accounting policy choice of either (1) treating taxes due on future US inclusions in taxable income related to GILTI as a current-period expense when incurred or (2) factoring such amounts into a company’s measurement of its deferred taxes. The Company is electing to treat taxes due on future US inclusions in taxable income related to GILTI as a current-period expense when incurred and, therefore, there is no impact to the deferred tax rate in 2018.
In the event that the actual outcome of future tax consequences differs from the Company’s estimates and assumptions due to changes or future events such as tax legislation, geographic mix of the earnings, completion of tax audits or earnings repatriation plans, the resulting change to the provision for income taxes could have a material effect on the consolidated statement of operations and consolidated balance sheets.
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
The benefit obligation and cost of defined benefit pension plans and other postretirement benefits are calculated based on actuarial valuations, which involves making assumptions about discount rates, expected rates of return on assets, future salary increases, future health care costs, mortality rates and future pension increases. Due to the long-term nature of these plans, such estimates are subject to significant uncertainty.
The projected benefit obligation is calculated separately for each plan based on the estimated future benefit employees have earned in return for their service based on the employee’s expected date of retirement. Those benefits are discounted to determine the present value of the benefit obligations using the projected unit-credit method. A liability is recognized on the balance sheet for each plan to the extent the projected benefit obligation is in excess of the fair value of plan assets. An asset is recorded for each plan to the extent the fair value of plan assets is in excess of the projected benefit obligation.
The Company recognizes actuarial gains or losses, known as “mark to market” adjustments, at each December 31. The mark to market adjustments primarily include gains and losses resulting from changes in discount rates and the difference between the expected rate of return on plan assets and actual plan asset returns. Curtailment losses must be recognized in the statement of operations when it is probable that a curtailment will occur and its effects are reasonably estimable. However, a curtailment gain is recognized in the statement of operations when the related employees terminate or the plan suspension or amendment is adopted, whichever is applicable. Settlement gains and losses are recognized in the period in which the settlement occurs, regardless of how probable it is at an earlier date that the settlement will occur and despite the fact that the probable gain or loss may be reasonably estimable before the settlement actually takes place. The Company recognizes prior service costs or credits in other comprehensive loss during the period of occurrence, and subsequently amortizes these items over the remaining service period as components of net periodic benefit cost within other expense, net in the consolidated statement of operations.

Service costs are recognized within warehousing, selling, and administrative expenses in the consolidated statement of operations. All other components of net periodic benefit cost are classified as other expense, net.
The fair value of plan assets is used to calculate the expected return on assets component of the net periodic benefit cost.
Refer to “Note 9: Employee benefit plans” for further information.
Leases
All leases that are determined not to meet any of the capital lease criteria are classified as operating leases. Operating lease costs are recognized as an expense in the statement of operations on a straight-line basis over the lease term.
The Company leases certain vehicles and equipment that qualify for capital lease classification. Assets under capital leases are carried at historical cost, net of accumulated depreciation and are included in property, plant and equipment, net in the consolidated balance sheets. Depreciation expense related to the capital lease assets is included in depreciation expense in the consolidated statement of operations. Refer to “Note 12: Property, plant and equipment, net” for further information.
The present value of minimum lease payments under a capital lease is included in current portion of long-term debt and long-term debt in the consolidated balance sheets. The capital lease obligation is accreted utilizing the effective interest method and interest expense related to the capital lease obligation is included in interest expense in the consolidated statement of operations. Refer to “Note 20: Commitments and contingencies” for further information.
Contingencies
A loss contingency is recorded if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. The Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the ultimate loss. Changes in these factors and related estimates could materially affect the Company’s financial position and results of operations. Legal expenses are recorded as legal services are provided. Refer to “Note 20: Commitments and contingencies” for further information.
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
Refer to “Note 20: Commitments and contingencies” for further information.
Revenue recognition
Revenue is recognized when performance obligations under the terms of the contract are satisfied, which generally occurs when goods are transferred to a customer or as services are provided to a customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services to customers. Net sales includes product sales, billings for freight and handling charges and fees earned for services provided, net of discounts, expected returns, customer rebates, variable consideration and sales or other revenue-based taxes. The Company recognizes product sales and billings for freight and handling charges when products are considered delivered to the customer under the terms of the sale.
Refer to “Note 3: Revenue” for further information.

Foreign currency translation
The functional currency of the Company’s subsidiaries is the local currency, unless the primary economic environment requires the use of another currency. Transactions denominated in foreign currencies are recorded in the functional currency of each subsidiary at the rate of exchange on the date of the transactions. Monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency of each subsidiary at period-end exchange rates. These foreign currency transaction gains and losses are recognized in other (expense) income, net in the consolidated statements of operations.
Foreign currency gains and losses relating to intercompany borrowings that are considered a part of the Company’s investment in a foreign subsidiary are reflected as a component of currency translation within accumulated other comprehensive loss in stockholders’ equity. The following table provides information pertaining to total foreign currency gains or losses related to such intercompany borrowings:

(in millions)	Foreign Currency Gains / (Losses)
Year ended December 31, 2018	$—
Year ended December 31, 2017	4.8
Year ended December 31, 2016	(34.8)
Assets and liabilities of foreign subsidiaries are translated into US dollars at period-end exchange rates. Income and expense accounts of foreign subsidiaries are translated into US dollars at the average exchange rates for the period. The net exchange gains and losses arising on this translation are reflected as a component of currency translation within accumulated other comprehensive loss in stockholders’ equity. Refer to “Note 11: Accumulated other comprehensive loss” for further information.
Stock-based compensation plans
The Company measures the total amount of employee stock-based compensation expense for a grant based on the grant date fair value of each award and recognizes the stock-based compensation expense for each separately vesting tranche of an award on a straight-line basis over the requisite service period. Stock-based compensation is based on unvested outstanding awards. The Company has elected to recognize forfeitures when realized. Stock-based compensation expense is classified within other operating expenses, net in the consolidated statements of operations. Refer to “Note 10: Stock-based compensation” for further information.
Share repurchases
The Company does not hold any treasury shares, as all shares of common stock are retired upon repurchase. Furthermore, when share repurchases occur and the common stock is retired, the excess of the repurchase price over par is allocated between additional paid-in capital and accumulated deficit such that the portion allocated to additional paid-in-capital is limited to the additional paid-in-capital created from that particular share issuance (i.e. the book value of those shares) plus any resulting leftover additional paid-in-capital from previous share repurchases in instances where the repurchase price was lower than the original issuance price.
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
When available, the Company uses quoted market prices to determine fair value and classifies such items as Level 1. In cases where a market price is not available, the Company will make use of observable market-based inputs to calculate fair value, in which case the items are classified as Level 2. If quoted or observable market prices are not available, fair value is based on internally developed valuation techniques that use, where possible, current market-based or independently sourced market information. Items valued using internally generated valuation techniques are classified according to the lowest level input that is significant to the valuation, and may be classified as Level 3 even though there may be significant inputs that are readily observable. Refer to “Note 17: Fair value measurements” for further information.
Certain financial instruments, such as derivative financial instruments, are required to be measured at fair value on a recurring basis. Other financial instruments, such as the Company’s own debt, are not required to be measured at fair value on a recurring basis. The Company elected to not make an irrevocable election to measure financial instruments and certain other items at fair value.
Derivatives
The Company uses derivative financial instruments, such as foreign currency contracts, interest rate swaps and interest rate caps, to manage its risks associated with foreign currency and interest rate fluctuations. Derivative financial instruments are recorded in either prepaid expenses and other current assets, other assets, other accrued expenses or other long-term liabilities in the consolidated balance sheets at fair value. The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles. The fair value of interest rate swaps is determined by estimating the net present value of amounts to be paid under the agreement offset by the net present value of the expected cash inflows based on market rates and associated yield curves. For derivative contracts with the same counterparty where the Company has a master netting arrangement with the counterparty, the fair value of the asset/liability is presented on a net basis within the consolidated balance sheets. Refer to “Note 17: Fair value measurements” for additional information relating to the gross and net balances of derivative contracts. Changes in the fair value of derivative financial instruments are recognized in the consolidated statements of operations, unless specific hedge accounting criteria are met. Cash flows associated with derivative financial instruments are recognized in the operating section of the consolidated statements of cash flows.
For the purpose of hedge accounting, derivatives are classified as either fair value hedges, where the instrument hedges the exposure to changes in the fair value of a recognized asset or liability; or cash flow hedges, where the instrument hedges the exposure to variability in cash flows that are either attributable to a particular risk associated with a recognized asset or liability or a highly probable forecasted transaction. Gains and losses on derivatives that meet the conditions for fair value hedge accounting are recognized immediately in the consolidated statements of operations, along with the offsetting gain or loss on the related hedged item. For derivatives that meet the conditions for cash flow hedge accounting, the effective and ineffective portion of the gain or loss on the derivative is recognized in accumulated other comprehensive loss on the consolidated balance sheets. Amounts in accumulated other comprehensive loss are reclassified to the consolidated statement of operations in the same period in which the hedged transactions affect earnings. For both fair value hedges and cash flow hedges, the gains and losses related to the derivative instruments are recognized within the same financial statement line item within the consolidated statement of operations as the gains and losses associated with the hedged items.
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
Refer to “Note 18: Derivatives” for further information.
Earnings per share
Basic earnings per share is based on the weighted average number of common shares outstanding during each period, which excludes non-vested restricted stock units, non-vested restricted stock and stock options. Diluted earnings per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period. The Company reflects common share equivalents relating to stock options, non-vested restricted stock and non-vested restricted stock units in its computation of diluted weighted average shares outstanding, unless the effect of inclusion is anti-dilutive. The effect of dilutive securities is calculated using the treasury stock method.
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
Refer to “Note 8: Earnings per share” for further information.
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
The following table disaggregates external customer net sales by major stream:

(in millions)	USA	Canada	EMEA	Rest of World	Consolidated
	Year Ended December 31, 2018
Chemical Distribution	$4,775.2	$877.6	$1,974.4	$383.8	$8,011.0
Crop Sciences	—	381.6	—	—	381.6
Services	185.8	43.1	1.3	9.7	239.9
Total external customer net sales	$4,961.0	$1,302.3	$1,975.7	$393.5	$8,632.5

Revenue is recognized when performance obligations under the terms of the contract are satisfied, which generally occurs when goods or services are transferred to a customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Payment terms and conditions vary by regions where the Company performs business and contract types. The term between invoicing and when payment is due is generally one year or less. As of December 31, 2018, none of the Company’s contracts contained a significant financing component.
Revenue for bill-and-hold arrangements is recognized if the Company has a substantive customer request, the materials are properly segregated and designated as belonging to the customer, materials are ready to be transferred to the customer and Univar is unable to direct the materials to service another customer. The Company has certain contractual relationships designated as an agency relationship, which requires the Company to recognize revenues on a net basis.
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

Costs to obtain or fulfill contracts with customers
Univar expenses costs to obtain contracts when the contract term and benefit period is expected to be one year or less. Contract costs where the contract term and benefit period is expected to be more than a year are capitalized and amortized over the performance obligation period. Capitalized contract costs of $1.2 million and $5.9 million are included in other current assets and other assets as of December 31, 2018.
Deferred revenue
Deferred revenues are recognized as a contract liability when customers provide Univar with consideration prior to the Company satisfying a performance obligation. The following table provides information pertaining to the deferred revenue balance and account activity:

(in millions)
Deferred revenue as of January 1, 2018	$100.9
Deferred revenue as of December 31, 2018	45.6
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	100.3
The deferred revenue balances are all expected to have a duration of one year or less and are recorded within the other accrued expenses line item of the consolidated balance sheet.
4. Other operating expenses, net
Other operating expenses, net consisted of the following items:

	Year ended December 31,
(in millions)	2018	2017	2016
Stock-based compensation expense	$20.7	$19.7	$10.4
Business transformation costs	—	23.4	5.4
Restructuring charges	4.8	5.5	6.5
Other employee termination costs	16.4	8.1	1.5
Loss (gain) on sale of property, plant and equipment and other assets	2.0	(11.3)	(0.7)
Acquisition and integration related expenses	22.0	3.1	5.5
Other	7.6	6.9	8.6
Total other operating expenses, net	$73.5	$55.4	$37.2
5. Restructuring charges
Restructuring charges relate to the implementation of several regional strategic initiatives aimed at streamlining the Company’s cost structure and improving its operations. These actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. Restructuring charges are recorded in other operating expenses, net in the consolidated statement of operations.
2018 Restructuring
During the year ended December 31, 2018, the Company recorded restructuring charges of $3.2 million in USA, consisting of $3.1 million in employee termination costs and $0.1 million in other exit costs for employees impacted by a decision to consolidate departments. Additionally, the Company recorded restructuring charges of $0.9 million in Other, relating to employee termination costs. The Company expects to incur approximately $4.7 million of additional employee termination and other exit costs over the next two years and expects this program to be substantially completed by 2020.
Also during the year ended December 31, 2018, the Company recorded restructuring charges of $0.9 million in EMEA relating to employee termination costs. The Company does not expect to incur material costs in the future related to this restructuring program. The actions associated with this program are expected to be completed by the end of 2019.
During the year ended December 31, 2018, the Company recorded restructuring charges of $0.7 million for the Rest of World segment, consisting of $0.4 million in employee termination costs, $0.2 million in facility exit costs and $0.1 million in other exit costs. The actions associated with this program were completed as of December 31, 2018.

The cost information above does not contain any estimates for programs that may be developed and implemented in future periods.
2014 to 2017 Restructuring
Between 2014 through 2017, management implemented several regional strategic initiatives aimed at streamlining the Company’s cost structure and improving its operations. Total cumulative charges recorded through December 31, 2018 for USA related to these restructuring programs were $39.5 million, which included $16.5 million in employee termination costs, $21.3 million in facility exit costs, and $1.7 million in other exit costs. The Company did not record restructuring charges for the programs during 2018. The actions associated with the restructuring programs were completed as of June 30, 2018, although administratively cash payments will be made into the future. During the year ended December 31, 2018, the Company reduced its estimate in the amount of $0.9 million within facility exit costs relating to a favorable lease buyout for USA.
Total cumulative charges recorded through December 31, 2018 for Canada were $5.7 million related to employee termination costs. There were no restructuring charges recorded for the programs during 2018. As of June 30, 2018, the actions associated with the restructuring programs were completed.
Total cumulative charges recorded through December 31, 2018 for EMEA were $32.8 million, which included $22.5 million in employee termination costs, $3.7 million in facility exit costs, and $6.6 million in other exit costs. During 2018, the Company did not record restructuring charges for the programs. The actions associated with the restructuring programs were completed as of June 30, 2018.
Total cumulative charges recorded through December 31, 2018 for ROW were $6.4 million, which included $6.2 million in employee termination costs and $0.2 million in facility exit costs. The Company did not record restructuring charges for these programs during 2018. As of June 30, 2018, the Company completed this program.
Total cumulative charges recorded through December 31, 2018 for Other were $6.6 million, which included $5.8 million in employee termination costs and $0.8 million in other exit costs. There were no restructuring charges recorded for these programs during 2018. As of June 30, 2018, the Company completed this program.
The following tables summarize activity related to accrued liabilities associated with redundancy and restructuring:

(in millions)	January 1, 2018	Charge to earnings	Cash paid	Non-cash and other	December 31, 2018
Employee termination costs	$3.0	$5.3	$(3.4)	$(0.7)	$4.2
Facility exit costs	10.2	(0.7)	(4.4)	(0.1)	5.0
Other exit costs	(0.5)	0.2	(0.1)	0.6	0.2
Total	$12.7	$4.8	$(7.9)	$(0.2)	$9.4

(in millions)	January 1, 2017	Charge to earnings	Cash paid	Non-cash and other	December 31, 2017
Employee termination costs	$6.9	$2.9	$(7.2)	$0.4	$3.0
Facility exit costs	13.2	2.8	(5.5)	(0.3)	10.2
Other exit costs	—	(0.2)	(0.3)	—	(0.5)
Total	$20.1	$5.5	$(13.0)	$0.1	$12.7
Restructuring liabilities of $5.9 million and $5.8 million were classified as current in other accrued expenses in the consolidated balance sheets as of December 31, 2018 and 2017, respectively. The long-term portion of restructuring liabilities of $3.5 million and $6.9 million were recorded in other long-term liabilities in the consolidated balance sheets as of December 31, 2018 and 2017, respectively and primarily consists of facility exit costs that are expected to be paid within the next five years.
While the Company believes the recorded restructuring liabilities are adequate, revisions to current estimates may be recorded in future periods based on new information as it becomes available.

6. Other expense, net
Other expense, net consisted of the following (losses) gains:

	Year ended December 31,
(in millions)	2018	2017	2016
Pension mark to market loss (1)(2)	$(34.2)	$(3.8)	$(68.6)
Pension curtailment and settlement gains (1)	—	9.7	1.3
Non-operating retirement benefits (1)	11.0	9.9	15.3
Foreign currency transactions	(6.7)	(4.6)	(0.6)
Foreign currency denominated loans revaluation	(0.8)	(17.9)	(13.7)
Undesignated foreign currency derivative instruments (3)	1.1	0.3	(1.8)
Undesignated interest rate swap contracts (3)	—	(2.2)	10.1
Debt refinancing costs (4)	—	(5.3)	—
Other	(3.1)	(3.5)	(0.1)
Total other expense, net	$(32.7)	$(17.4)	$(58.1)

(1)	Refer to “Note 9: Employee benefit plans” for more information.

(2)	Includes mark to market loss related to defined benefit pension plans and other postretirement benefit plan.

(3)	Refer to “Note 18: Derivatives” for more information.

(4)	Refer to “Note 16: Debt” for more information.
7. Income taxes
Current income tax expense represents the amounts expected to be reported on the Company’s income tax returns, and deferred tax expense or benefit represents the change in net deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Valuation allowances are recorded as appropriate to reduce deferred tax assets to the amount considered likely to be realized.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The legislation significantly changes US tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Act permanently reduces the US corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The SAB 118 measurement period ends when a company has obtained, prepared, and analyzed the information needed to complete the accounting requirements under ASC 740, "Income Taxes", but no later than one year from the enactment date of December 22, 2017. In 2017 and the first nine months of 2018, the Company recorded provisional amounts for certain enactment-date effects of the Act by applying the guidance in SAB 118 because the Company had not yet completed its enactment-date accounting for these effects. At December 31, 2018, the Company has now completed its accounting for all the enactment-date income tax effects of the Act. As further discussed below, during 2018 the Company recognized adjustments of $6.8 million related to the provisional amounts recorded at December 31, 2017 and included these adjustments as a component of income tax expense from continuing operations. The main components of the SAB 118 adjustment of $6.8 million are increases due to additional transition tax of $13.0 million and deemed dividends of $9.2 million (tax) offset by a benefit for additional foreign tax credits utilized of $1.3 million (increase in foreign tax credit generated of $26.3 million offset by an increase in valuation allowance of $25.0 million), and a decrease in the valuation allowance on deferred interest expense of $13.8 million due to an increase in interest expense deduction.

Effective in 2018, the Company is subject to global intangible low tax income (“GILTI”) which is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Due to the complexity of the GILTI tax rules, companies are allowed to make an accounting policy choice of either (1) treating taxes due on future US inclusions in taxable income related to GILTI as a current-period expense when incurred or (2) factoring such amounts into a company’s measurement of its deferred taxes. The Company is electing to treat taxes due on future US inclusions in taxable income related to GILTI as a current-period expense when incurred and, therefore, there is no impact to the deferred tax rate in 2018.
For financial reporting purposes, income (loss) before income taxes includes the following components:

	Year ended December 31,
(in millions)	2018	2017	2016
Income (loss) before income taxes
United States	$36.6	$1.5	$(131.3)
Foreign	185.6	167.3	51.7
Total income (loss) before income taxes	$222.2	$168.8	$(79.6)
The expense (benefit) for income taxes is summarized as follows:

	Year ended December 31,
(in millions)	2018	2017	2016
Current:
Federal	$13.8	$6.8	$(0.1)
State	2.1	2.0	0.1
Foreign	31.2	28.5	20.4
Total current	$47.1	$37.3	$20.4
Deferred:
Federal	$6.5	$26.5	$(15.1)
State	(0.5)	—	(3.0)
Foreign	(3.2)	(14.8)	(13.5)
Total deferred	$2.8	$11.7	$(31.6)
Total income tax expense (benefit)	$49.9	$49.0	$(11.2)

The reconciliation between the US statutory tax rate and the Company’s effective tax rate is presented as follows:

	Year ended December 31,
(in millions)	2018	2017	2016
US federal statutory income tax expense (benefit) applied to income (loss) before income taxes	$46.7	$59.1	$(27.8)
State income taxes, net of federal benefit	1.1	1.4	(2.9)
Foreign tax rate differential	8.1	(18.0)	(5.8)
Non-taxable interest income	(0.7)	(11.4)	(10.8)
Valuation allowance, net	(11.6)	(18.1)	(24.7)
Expiration of tax attributes	—	0.1	4.4
Foreign losses not benefited	—	0.7	8.0
Effect of flow-through entities	(0.6)	8.9	(9.0)
Net stock-based compensation	—	(3.7)	1.7
Non-deductible expense	4.8	3.5	3.4
Unrecognized tax benefits	(2.7)	(1.7)	(1.4)
Change in statutory income tax rates	—	(17.5)	2.7
Deemed dividends from foreign subsidiaries	9.0	17.6	1.4
Global intangible low-taxed income	19.9	—	—
Non-deductible interest expense	—	0.1	2.6
Revaluation due to Section 987 tax law change	—	—	45.0
Section 965 repatriation tax	13.0	76.5	—
Foreign tax credit	(38.3)	(47.6)	—
Other	1.2	(0.9)	2.0
Total income tax expense (benefit)	$49.9	$49.0	$(11.2)

The consolidated deferred tax assets and liabilities are detailed as follows:

	December 31,
(in millions)	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$49.4	$68.6
Environmental reserves	22.9	25.3
Interest	25.9	35.7
Tax credit and capital loss carryforwards	57.8	37.2
Pension	66.3	68.2
Flow-through entities	2.7	2.5
Compensation	12.2	13.7
Inventory	4.5	4.2
Property, plant and equipment, net	4.8	3.3
Other temporary differences	17.0	15.1
Gross deferred tax assets	$263.5	$273.8
Valuation allowance	(106.3)	(117.2)
Deferred tax assets, net of valuation allowance	$157.2	$156.6
Deferred tax liabilities:
Property, plant and equipment, net	$(102.3)	$(98.7)
Intangible assets	(63.6)	(64.6)
Other temporary differences	(9.4)	(5.9)
Deferred tax liabilities	$(175.3)	$(169.2)
Net deferred tax liability	$(18.1)	$(12.6)
The changes in the valuation allowance were as follows:

	December 31,
(in millions)	2018	2017
Beginning balance	$117.2	$167.9
Change related to current net operating losses generated	—	0.7
Change related to current utilization of net operating loss carryforwards	(3.7)	(12.3)
Change related to future utilization of net operating loss carryforwards	(17.4)	(17.8)
Change related to generation/expiration of tax attributes	21.3	29.9
Change related to foreign currency	(1.3)	7.1
Change related to utilization of deferred interest expense	(9.7)	(26.3)
Change related to tax rate change	0.1	(31.6)
Change related to other items	(0.2)	(0.4)
Ending balance	$106.3	$117.2
As of December 31, 2018, the total remaining tax benefit of available federal, state and foreign net operating loss carryforwards recognized on the balance sheet amounted to $33.4 million (tax benefit of operating losses of $49.4 million reduced by a valuation allowance of $16.0 million). Total net operating losses at December 31, 2018 and 2017 amounted to $186.4 million and $261.9 million, respectively. If not utilized, $19.0 million of the available loss carryforwards will expire between 2019 and 2023; subsequent to 2023, $0.1 million will expire. The remaining losses of $167.3 million have an unlimited life. As of December 31, 2018, the Company also has foreign tax credit carryforwards of $55.3 million that if not utilized will expire in 2027.
The Tax Act provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017. The Company reported $577.2 million of undistributed foreign E&P subject to the deemed mandatory repatriation and recognized $89.5 million of income tax expense in the 2017 US Company tax return. As a result of the one-time deemed mandatory repatriation, the Company generated foreign income tax credit (“FTC”) previously paid and allocable to the deemed repatriated foreign source income of $166.4 million. These income taxes were required to be reduced in the same proportion as the foreign source income generating the deemed income taxes paid as required under the

Tax Act, resulting in a net deemed income tax paid of $73.7 million. In addition, $0.3 million of withholding taxes incurred during the period were creditable. As such, the Company is eligible to claim a foreign tax credit relating to the foreign source income that generated the deemed income taxes paid and, accordingly, reported $74.0 million as a deferred tax asset generated at filing of the 2017 US tax return.
The FTC of $74.0 million generated in 2017 was not fully utilized due to adjustments required to be made against the foreign source income and an overall domestic loss, which limited the amount of the overall FTC utilization to $14.9 million in 2017. After the utilization of a net operating loss carry forward, general business credits and $14.9 million of foreign tax credits, the Company will pay additional US federal cash tax of approximately $14.9 million on the deemed mandatory repatriation, payable over eight years. At year ended December 31, 2018, the provisional FTC carryforward and related valuation allowance is estimated to be $55.3 million down from $59.1 million ($74.0 million generated in 2017 less $14.9 million utilization in 2017) reported with the filing of 2017 US tax return. The net change of $3.8 million in FTC balance is a combination of 2018 FTC utilization of $5.4 million (overall domestic loss recapture) less $1.6 million increase in FTC due to additional cash tax payments support collected from foreign tax authorities. The Company does not expect future earnings of the appropriate character of taxable income which would allow it to utilize its excess FTC balance in future tax years, in addition to other required adjustments which reduce the amount of future foreign source income available to be offset by an FTC. Therefore, the Company will maintain a valuation allowance on the remaining provisional $55.3 million FTC.
Difference Attributable to Foreign Investments
As a result of the deemed mandatory repatriation provisions in the Tax Act, the Company has $493.2 million of undistributed earnings that has either been previously taxed or would qualify for the 100 percent dividends received deduction provided for in the Tax Act, and earnings that would not result in any significant foreign taxes. As a result, the Company does not intend to distribute earnings in a taxable manner. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
Tax Contingencies
The changes in unrecognized tax benefits included in other long-term liabilities, excluding interest and penalties, are as follows:

	Year ended December 31,
(in millions)	2018	2017
Beginning balance	$3.1	$4.3
Increase for tax positions of prior years	—	—
Reductions due to the statute of limitations expiration	(2.7)	(1.5)
Foreign exchange	—	0.3
Ending balance	$0.4	$3.1
The Company has net $0.4 million and $3.1 million of unrecognized tax benefits at December 31, 2018 and 2017, respectively. As of December 31, 2018, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate for continuing operations was $0.4 million. No remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, if any, would not have an impact on the effective tax rate.
The total liability included in other long-term liabilities associated with the interest and penalties was $0.5 million and $0.4 million at December 31, 2018 and 2017, respectively. The Company recorded $0.1 million, $0.4 million and $0.3 million in interest expense related to unrecognized tax benefits in the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company files income tax returns in the US and various state and foreign jurisdictions. As of December 31, 2018, the Company is subject to various local or foreign examinations by the tax authorities.

8. Earnings per share
The following table presents the basic and diluted earnings per share computations:

	Year ended December 31,
(in millions, except per share data)	2018	2017	2016
Basic:
Net income (loss)	$172.3	$119.8	$(68.4)
Less: earnings allocated to participating securities	0.3	0.2	—
Earnings allocated to common shares outstanding	$172.0	$119.6	$(68.4)
Weighted average common shares outstanding	141.2	140.2	137.8
Basic income (loss) per common share	$1.22	$0.85	$(0.50)
Diluted:
Net income (loss)	$172.3	$119.8	$(68.4)
Less: earnings allocated to participating securities	—	—	—
Earnings allocated to common shares outstanding	$172.3	$119.8	$(68.4)
Weighted average common shares outstanding	141.2	140.2	137.8
Effect of dilutive securities:
Stock compensation plans (1)	1.0	1.2	—
Weighted average common shares outstanding – diluted	142.2	141.4	137.8
Diluted income (loss) per common share (2)	$1.21	$0.85	$(0.50)

(1)
Stock options to purchase approximately 1.6 million, 0.8 million, and 3.3 million shares of common stock were outstanding during the years ended December 31, 2018, 2017 and 2016, respectively, but were not included in the calculation of diluted income (loss) per share as the impact of these stock options would have been anti-dilutive.

(2)	As a result of changes in the number of shares outstanding during the year and rounding, the sum of the quarters’ earnings per share may not equal the earnings per share for any year-to-date period.
9. Employee benefit plans
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

The following summarizes the Company’s defined benefit pension plans’ projected benefit obligations, plan assets and funded status:

	Domestic		Foreign		Total
	Year ended December 31,		Year ended December 31,		Year ended December 31,
(in millions)	2018	2017	2018	2017	2018	2017
Change in projected benefit obligations:
Actuarial present value of benefit obligations at beginning of year	$721.9	$719.7	$612.0	$555.5	$1,333.9	$1,275.2
Service cost	—	—	2.7	2.5	2.7	2.5
Interest cost	27.3	30.8	15.4	16.2	42.7	47.0
Benefits paid	(37.5)	(34.2)	(26.7)	(27.9)	(64.2)	(62.1)
Plan amendments	—	—	2.5	2.7	2.5	2.7
Settlement	(38.5)	(44.3)	—	—	(38.5)	(44.3)
Actuarial (gain) loss	(47.5)	49.9	(33.6)	13.3	(81.1)	63.2
Foreign exchange and other	—	—	(34.8)	49.7	(34.8)	49.7
Actuarial present value of benefit obligations at end of year	$625.7	$721.9	$537.5	$612.0	$1,163.2	$1,333.9

Change in the fair value of plan assets:
Plan assets at beginning of year	$532.3	$509.1	$574.9	$494.3	$1,107.2	$1,003.4
Actual (loss) return on plan assets	(39.9)	80.0	(19.7)	37.4	(59.6)	117.4
Contributions by employer	12.2	12.1	26.5	26.1	38.7	38.2
Benefits paid	(37.5)	(34.2)	(26.7)	(27.9)	(64.2)	(62.1)
Settlement	(38.5)	(34.7)	—	(1.3)	(38.5)	(36.0)
Foreign exchange and other	—	—	(32.8)	46.3	(32.8)	46.3
Plan assets at end of year	$428.6	$532.3	$522.2	$574.9	$950.8	$1,107.2
Funded status at end of year	$(197.1)	$(189.6)	$(15.3)	$(37.1)	$(212.4)	$(226.7)
Net amounts related to the Company’s defined benefit pension plans recognized in the consolidated balance sheets consist of:

	Domestic		Foreign		Total
	December 31,		December 31,		December 31,
(in millions)	2018	2017	2018	2017	2018	2017
Overfunded net benefit obligation in other assets	$—	$—	$46.1	$33.9	$46.1	$33.9
Current portion of net benefit obligation in other accrued expenses	(3.5)	(3.5)	(2.0)	(2.1)	(5.5)	(5.6)
Long-term portion of net benefit obligation in pension and other postretirement benefit liabilities	(193.6)	(186.1)	(59.4)	(68.9)	(253.0)	(255.0)
Net liability recognized at end of year	$(197.1)	$(189.6)	$(15.3)	$(37.1)	$(212.4)	$(226.7)
The following table summarizes defined benefit pension plans with accumulated benefit obligations in excess of plan assets:

	Domestic		Foreign		Total
	December 31,		December 31,		December 31,
(in millions)	2018	2017	2018	2017	2018	2017
Accumulated benefit obligation	$625.7	$721.9	$187.7	$211.4	$813.4	$933.3
Fair value of plan assets	428.6	532.3	147.7	169.3	576.3	701.6

The following table summarizes defined benefit pension plans with projected benefit obligations in excess of plan assets:

	Domestic		Foreign		Total
	December 31,		December 31,		December 31,
(in millions)	2018	2017	2018	2017	2018	2017
Projected benefit obligation	$625.7	$721.9	$209.1	$240.3	$834.8	$962.2
Fair value of plan assets	428.6	532.3	147.7	169.3	576.3	701.6
The total accumulated benefit obligation for domestic defined benefit pension plans as of December 31, 2018 and 2017 was $625.7 million and $721.9 million, respectively, and for foreign defined benefit pension benefit plans as of December 31, 2018 and 2017 was $187.7 million and $211.4 million, respectively.
The following table summarizes the components of net periodic benefit cost (income) recognized in the consolidated statements of operations related to defined benefit pension plans:

	Domestic			Foreign			Total
	Year ended December 31,			Year ended December 31,			Year ended December 31,
(in millions)	2018	2017	2016	2018	2017	2016	2018	2017	2016
Service cost (1)	$—	$—	$—	$2.7	$2.5	$2.5	$2.7	$2.5	$2.5
Interest cost (2)	27.3	30.8	32.0	15.4	16.2	18.3	42.7	47.0	50.3
Expected return on plan assets (2)	(31.3)	(30.9)	(32.5)	(25.1)	(26.0)	(28.7)	(56.4)	(56.9)	(61.2)
Amortization of unrecognized prior service cost (credits) (2)	—	—	—	2.7	(0.2)	—	2.7	(0.2)	—
Settlement (3)	—	(9.7)	—	—	—	—	—	(9.7)	—
Curtailment (3)	—	—	—	—	—	(1.3)	—	—	(1.3)
Actuarial loss (2)	23.7	0.8	20.3	11.2	3.2	48.5	34.9	4.0	68.8
Net periodic benefit cost (income)	$19.7	$(9.0)	$19.8	$6.9	$(4.3)	$39.3	$26.6	$(13.3)	$59.1

(1)	Service cost is included in warehouse, selling and administrative expenses.

(2)	These amounts are included in other expense, net.

(3)
In 2017, the settlement gain is related to a lump sum offering accepted by participants in the USA segment. In 2016, the curtailment gain is a result of the restructuring activities in the EMEA segment. Settlement and curtailment gains are included in other expense, net.

The following summarizes pre-tax amounts included in accumulated other comprehensive loss at December 31, 2018 related to pension plan amendments:

(in millions)	Defined benefit pension plans
Net prior service cost	$(1.2)
The following table summarizes the amounts in accumulated other comprehensive loss at December 31, 2018 that are expected to be amortized as components of net periodic benefit cost (income) during the next fiscal year related to pension amendments:

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

The following summarizes the Company’s other postretirement benefit plan’s accumulated postretirement benefit obligation, plan assets and funded status:

	Other postretirement benefits
	Year ended December 31,
(in millions)	2018	2017
Change in accumulated postretirement benefit obligations:
Actuarial present value of benefit obligations at beginning of year	$2.5	$2.8
Service cost	—	—
Interest cost	—	0.2
Contributions by participants	0.5	0.4
Benefits paid	(0.5)	(0.7)
Actuarial gain	(0.7)	(0.2)
Actuarial present value of benefit obligations at end of year	$1.8	$2.5
Change in the fair value of plan assets:
Plan assets at beginning of year	$—	$—
Contributions by employer	—	0.3
Contributions by participants	0.5	0.4
Benefits paid	(0.5)	(0.7)
Plan assets at end of year	$—	$—
Funded status at end of year	$(1.8)	$(2.5)
Net amounts related to the Company’s other postretirement benefit plan recognized in the consolidated balance sheets consist of:

	Other postretirement benefits
	December 31,
(in millions)	2018	2017
Current portion of net benefit obligation in other accrued expenses	$(0.4)	$(0.4)
Long-term portion of net benefit obligation in pension and other postretirement benefit liabilities	(1.4)	(2.1)
Net liability recognized at end of year	$(1.8)	$(2.5)
The following table summarizes the components of net periodic benefit income recognized in the consolidated statements of operations related to other postretirement benefit plans:

	Other postretirement benefits
	Year ended December 31,
(in millions)	2018	2017	2016
Service cost (1)	$—	$—	$—
Interest cost (2)	—	0.2	0.1
Amortization of unrecognized prior service credits (2)	—	—	(4.5)
Actuarial gain (2)	(0.7)	(0.2)	(0.2)
Net periodic benefit income	$(0.7)	$—	$(4.6)

(1)	Service cost is included in warehouse, selling and administrative expenses.

(2)	These amounts are included in other expense, net.

Actuarial assumptions
Defined benefit pension plans
The significant weighted average actuarial assumptions used in determining the benefit obligations and net periodic benefit cost (income) for the Company’s defined benefit plans are as follows:

	Domestic		Foreign
	December 31,		December 31,
	2018	2017	2018	2017
Actuarial assumptions used to determine benefit obligations at end of period:
Discount rate	4.47%	3.87%	2.92%	2.61%
Expected annual rate of compensation increase	N/A	N/A	2.85%	2.87%

	Domestic			Foreign
	Year ended December 31,			Year ended December 31,
	2018	2017	2016	2018	2017	2016
Actuarial assumptions used to determine net periodic benefit cost (income) for the period:
Discount rate	3.87%	4.39%	4.74%	2.61%	2.84%	3.65%
Expected rate of return on plan assets	6.75%	7.00%	7.50%	4.43%	5.01%	6.18%
Expected annual rate of compensation increase	N/A	N/A	N/A	2.87%	2.87%	2.86%
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
Other postretirement benefit plan
For the other postretirement benefit plan, the discount rate used to determine the benefit obligation at December 31, 2018 and 2017 was 4.63% and 3.98%, respectively. The discount rate used to determine net periodic benefit credit for the year ended December 31, 2018, 2017 and 2016 was 3.98%, 4.37% and 4.54%, respectively. Health care cost increases did not have a significant impact on the Company’s postretirement benefit obligations in the years presented as a result of the 2009 plan to phase out the health care benefits provided under the US plan.
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
The weighted average target asset allocation for defined benefit pension plans in the year ended December 31, 2018 is as follows:

	Domestic	Foreign
Asset category:
Equity securities	50.0%	28.2%
Debt securities	45.0%	66.1%
Other	5.0%	5.7%
Total	100.0%	100.0%
Plan asset valuation methodologies are described below:

Fair value methodology	Description
Cash	This represents cash at banks. The amount of cash in the bank account represents the fair value.

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

	December 31, 2018
(in millions)	Total	Level 1	Level 2
Cash	$2.4	$2.4	$—
Investments funds (1)	426.2	—	426.2
Total	$428.6	$2.4	$426.2

(1)	This category includes investments in 29.6% in US equities, 19.4% in non-US equities, 46.3% in US corporate bonds and 4.7% in other investments.

	December 31, 2017
(in millions)	Total	Level 1	Level 2
Cash	$2.6	$2.6	$—
Investments funds (1)	529.7	—	529.7
Total	$532.3	$2.6	$529.7

(1)	This category includes investments in 30.8% in US equities, 19.7% in non-US equities, 44.5% in US corporate bonds and 5.0% in other investments.

Foreign defined benefit plan assets
The Company classified its foreign plan assets according to the fair value hierarchy described in “Note 2: Significant accounting policies.” The following summarizes the fair value of foreign plan assets by asset category and level within the fair value hierarchy:

	December 31, 2018
(in millions)	Total	Level 1	Level 2	Level 3
Cash	$9.7	$9.7	$—	$—
Investments:
Investment funds (1)	494.0	—	494.0	—
Insurance contracts	18.5	—	—	18.5
Total investments	$512.5	$—	$494.0	$18.5
Total	$522.2	$9.7	$494.0	$18.5

(1)	This category includes investments in 8.0% in US equities, 17.5% in non-US equities, 34.2% in non-US corporate bonds, 36.3% in non-US government bonds and 4.0% in other investments.
The following table presents changes in the foreign plan assets valued using significant unobservable inputs (Level 3):

(in millions)	Insurance contracts
Balance at January 1, 2018	$18.2
Actual return to plan assets:
Related to assets still held at year end	0.7
Purchases, sales and settlements, net	0.4
Foreign exchange	(0.8)
Balance at December 31, 2018	$18.5
The following summarizes the fair value of foreign plan assets by asset category and level within the fair value hierarchy:

	December 31, 2017
(in millions)	Total	Level 1	Level 2	Level 3
Cash	$4.0	$4.0	$—	$—
Investments:
Investment funds (1)	552.7	—	552.7	—
Insurance contracts	18.2	—	—	18.2
Total investments	$570.9	$—	$552.7	$18.2
Total	$574.9	$4.0	$552.7	$18.2

(1)	This category includes investments in 11.0% in US equities, 22.0% in non-US equities, 29.2% in non-US corporate bonds, 32.0% in non-US government bonds and 5.8% in other investments.
The following table presents changes in the foreign plan assets valued using significant unobservable inputs (Level 3):

(in millions)	Insurance contracts
Balance at January 1, 2017	$15.6
Actual return on plan assets:
Related to assets still held at year end	0.1
Purchases, sales and settlements, net	0.3
Foreign exchange	2.2
Balance at December 31, 2017	$18.2

Contributions
The Company expects to contribute approximately $13.4 million and $14.9 million to its domestic and foreign defined benefit pension plan funds in 2019, respectively, including direct payments to plan participants in unfunded plans. The Company does not plan on making any discretionary contributions in 2019. In many countries, local pension protection laws have been put in place, which have introduced minimum funding requirements for qualified pension plans. As a result, the Company’s required funding of contributions to its pension plans may vary in the future.
Benefit payments
The following table shows benefit payments that are projected to be paid from plan assets in each of the next five years and in aggregate for five years thereafter:

	Defined benefit pension plans			Other postretirement benefits
(in millions)	Domestic	Foreign	Total
2019	$33.9	$16.2	$50.1	$0.5
2020	35.0	16.4	51.4	0.1
2021	35.9	17.3	53.2	0.1
2022	36.8	19.4	56.2	0.1
2023	37.8	19.7	57.5	0.1
2024 through 2028	198.9	112.3	311.2	0.3
Defined contribution plans
The Company provides defined contribution plans to assist eligible employees in providing for retirement or other future needs. Under such plans, company contribution expense amounted to $32.0 million, $30.0 million and $33.4 million in the years ended December 31, 2018, 2017 and 2016, respectively.
Multi-employer plans
The Company has 17 union bargaining agreements in the US that stipulate contributions to one of three union pension trusts. These bargaining agreements are generally negotiated on three-year cycles and cover employees in driver and material handler positions at 16 represented locations.
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

The Company’s participation in these plans for the annual period ended December 31, 2018 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN) and the three-digit plan number. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2018 and 2017 is for the plan’s year end at December 31, 2017 and December 31, 2016, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the “red zone” are less than 65 percent funded, plans in the “yellow zone” are less than 80 percent funded and plans in the “green zone” are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration dates of the collective-bargaining agreement(s) to which the plans are subject. There are no minimum contributions required for future periods by the collective-bargaining agreements, statutory obligations or other contractual obligations.

Pension fund	EIN/Pension plan number	PPA zone status		FIP/RP status pending/ implemented	Contributions (1)			Surcharge imposed	Expiration dates of collective bargaining agreement(s)
					Year ended December 31,
		2018	2017		2018	2017	2016
Western Conference of Teamsters Pension Plan	91-6145047/001	Green	Green	No	$1.5	$1.5	$1.7	No	January 31, 2019 to September 30, 2021
Central States, Southeast and Southwest Areas Pension Plan	36-6044243/001	Red as of January 1, 2017	Red as of January 1, 2016	Implemented	1.0	1.1	1.1	No	March 31, 2019 to November 30, 2022
New England Teamsters and Trucking Industry Pension Fund	04-6372430/001	Red as of October 1, 2016	Red as of October 1, 2016	Implemented	0.2	0.1	0.1	No	June 30, 2020
				Total contributions:	$2.7	$2.7	$2.9

(1)	The plan contributions by the Company did not represent more than five percent of total contributions to the plans as indicated in the plans’ most recently available annual report.
10. Stock-based compensation
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
As of December 31, 2018, there were 9.9 million shares authorized under the Plans.
For the years ended December 31, 2018, 2017 and 2016, respectively, the Company recognized total stock-based compensation expense within other operating expenses, net of $20.7 million, $19.7 million and $10.4 million, and a net tax expense (benefit) relating to stock-based compensation expense of $(2.6) million, $(3.7) million and $0.1 million.
The 2018 grants included provisions for stock option grants, restricted stock units and performance-based restricted stock units such that once an employee meets the retirement eligibility requirements, any remaining unvested share-based awards will continue to vest regardless of termination of service. Consequently, the requisite service period for the award is satisfied upon retirement eligibility. The Company expenses the grant date fair value of each award on a straight-line basis over the requisite service period for each separately vesting tranche of an award; however, expense recognition is accelerated for retirement eligible individuals who meet the requirements for vesting upon retirement.
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

The following reflects stock option activity under the Plans:

	Number of stock options	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2018	2,608,609	$22.92
Granted	899,361	26.92
Exercised	(282,170)	20.89
Forfeited	(181,646)	26.77
Outstanding at December 31, 2018	3,044,154	$24.06
Exercisable at December 31, 2018	1,796,819	$21.90	5.1	$0.4
Expected to vest after December 31, 2018	1,247,335	$27.17	8.7	$(11.8)

As of December 31, 2018, the Company has unrecognized stock-based compensation expense related to non-vested stock options of approximately $3.1 million, which will be recognized over a weighted-average period of 0.9 years.
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
The following table reflects restricted stock activity under the Plans:

	Restricted stock	Weighted average grant-date fair value
Non-vested at January 1, 2018	52,835	$28.56
Granted	28,863	28.50
Vested	(48,966)	28.42
Forfeited	(3,952)	30.37
Non-vested at December 31, 2018	28,780	$28.50
As of December 31, 2018, the Company has unrecognized stock-based compensation expense related to non-vested restricted stock awards of approximately $0.3 million, which will be recognized over a weighted-average period of 0.3 years.
The weighted-average grant-date fair value of restricted stock was $29.92 and $18.15 in 2017 and 2016, respectively.
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
The following table reflects RSUs activity under the Plans:

	Number of Restricted Stock Unit	Weighted- average grant-date fair value
Non-vested at January 1, 2018	778,419	$21.65
Granted	480,269	26.16
Vested	(365,346)	22.67
Forfeited	(92,142)	20.81
Non-vested at December 31, 2018	801,200	$23.98

As of December 31, 2018, the Company has unrecognized stock-based compensation expense related to non-vested RSUs awards of approximately $7.6 million, which will be recognized over a weighted-average period of 1.0 years.
Performance-based restricted stock units (PRSUs)
The Company awarded performance based shares to certain employees. These awards vest upon the passage of time and the achievement of performance criteria. For grants with Company based performance criteria, the vesting period is over three years with some shares vesting over each annual period. We review progress toward the attainment of the performance criteria each quarter during the vesting period. When it is probable the minimum performance criteria for the award will be achieved, we begin recognizing the expense equal to the proportionate share of the total fair value. The total expense recognized over the duration of performance awards will equal the date of grant multiplied by the number of shares ultimately awarded based on the level of attainment of the performance criteria. For grants with market performance criteria, the fair value is determined on the grant date and is calculated using the same inputs for expected volatility, and risk-free rate as stock options, with a duration of two years. The total expense recognized over the duration of the award will equal the fair value, regardless if the market performance criteria is met.
The following table reflects PRSUs activity under the Plans:

	Number of Performance-Based Restricted Stock Unit	Weighted- average grant-date fair value
Non-vested at January 1, 2018	10,500	$30.98
Granted	257,638	27.01
Vested	—	—
Forfeited	(11,570)	26.82
Non-vested at December 31, 2018	256,568	$27.18
As of December 31, 2018, the Company has unrecognized stock-based compensation expense related to non-vested PRSUs awards of approximately $3.8 million, which will be recognized over a weighted-average period of 1.9 years.
Employee stock purchase plan
During November 2016, our Board of Directors approved the Univar Employee Stock Purchase Plan, or ESPP, authorizing the issuances of up to 2.0 million shares of the Company’s common stock effective January 1, 2017. The ESPP allows qualified participants to purchase the Company’s common stock at 95% of its market price during the last day of two offering periods in each calendar year. The first offering period is January through June, and the second from July through December. Our stock purchase plan is designed to attract and retain employees while also aligning employees’ interests with the interests of our stockholders.
As of December 31, 2018, the total number of shares issued under the plan for the two offering periods in 2018 was 56,749 shares.
Stock-based compensation fair value assumptions
The fair value of the Company’s common stock was used to establish the exercise price of stock options granted, grant date fair value of restricted stock and RSUs awards and as an input in the valuation of stock option awards and performance-based RSUs at each grant date. Prior to the Company’s June 2015 IPO, as discussed in “Note 1: Nature of operations”, the Company obtained contemporaneous quarterly valuations performed by an unrelated valuation specialist in support of each award. The fair value of the Company’s common stock was determined utilizing both income and market approaches, discounted for the lack of marketability. A discounted cash flow analysis was used to estimate fair value under the income approach. The market approach consisted of an analysis of multiples of comparable companies whose securities are traded publicly as well as other indicated market values of the Company by third parties. After the IPO, the fair value of the Company’s stock that is factored into the fair value of stock options and utilized for restricted stock, RSUs and performance-based RSUs with internally developed performance conditions is based on the grant date closing price on the New York Stock Exchange.

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

The Black-Scholes-Merton option valuation model was used to calculate the fair value of stock options. The weighted average grant-date fair value of stock options was $8.69 and $8.40 for the years ended December 31, 2018 and 2017, respectively. The weighted average grant-date fair value is not provided for the year ended December 31, 2016, as there were no stock options granted during the period. The weighted-average assumptions used under the Black-Scholes-Merton option valuation model were as follows:

	Year ended December 31,
	2018	2017	2016
Risk-free interest rate (1)	2.7%	2.1%	—%
Expected dividend yield (2)	—	—	—
Expected volatility (3)	23.2%	25.5%	—%
Expected term (years) (4)	6.0	5.9	0.0

(1)	The risk-free interest rate is based on the US Treasury yield for a term consistent with the expected term of the stock options at the time of grant.

(2)	The Company currently has no expectation of paying cash dividends on its common stock.

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

Additional stock-based compensation information
The following table provides additional stock-based compensation information:

	Year ended December 31,
(in millions)	2018	2017	2016
Total intrinsic value of stock options exercised	$2.4	$16.7	$4.0
Fair value of restricted stock, RSUs and PRSUs vested	11.8	22.8	2.7

11. Accumulated other comprehensive loss
The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax.

(in millions)	Cash flow hedges	Defined benefit pension items	Currency translation items	Total
Balance as of December 31, 2016	$—	$1.2	$(391.1)	$(389.9)
Other comprehensive income (loss) before reclassifications	4.4	(2.2)	107.1	109.3
Amounts reclassified from accumulated other comprehensive loss	2.3	(0.2)	—	2.1
Net current period other comprehensive income (loss)	$6.7	$(2.4)	$107.1	$111.4
Balance as of December 31, 2017	$6.7	$(1.2)	$(284.0)	$(278.5)
Impact due to adoption of ASU 2017-12 (1)	$0.5	$—	$—	$0.5
Other comprehensive income (loss) before reclassifications	8.3	(2.0)	(97.0)	(90.7)
Amounts reclassified from accumulated other comprehensive loss	(6.6)	2.1	—	(4.5)
Net current period other comprehensive income (loss)	$2.2	$0.1	$(97.0)	$(94.7)
Balance as of December 31, 2018	$8.9	$(1.1)	$(381.0)	$(373.2)

(1)	Adjusted due to the adoption of ASU 2017-12 “Targeted Improvements to Accounting for Hedging Activities” on January 1, 2018. Refer to “Note 2: Significant accounting policies” for more information.
The following is a summary of the amounts reclassified from accumulated other comprehensive loss to net income (loss).

(in millions)	Year ended December 31, 2018 (1)	Year ended December 31, 2017 (1)	Location of impact on statement of operations
Amortization of defined benefit pension items:
Prior service cost (credits)	$2.7	$(0.2)	Other expense, net
Tax benefit	(0.6)	—	Income tax expense (benefit)
Net of tax	$2.1	$(0.2)
Cash flow hedges:
Interest rate swap contracts	$(8.1)	$3.8	Interest expense
Tax expense (benefit)	1.5	(1.5)	Income tax expense (benefit)
Net of tax	$(6.6)	$2.3
Total reclassifications for the period	$(4.5)	$2.1

(1)	Amounts in parentheses indicate credits to net income in the consolidated statement of operations.
Refer to “Note 9: Employee benefit plans” for additional information regarding the amortization of defined benefit pension items, “Note 18: Derivatives” for cash flow hedging activity and “Note 2: Significant accounting policies” for foreign currency gains and losses relating to intercompany borrowings of a long-term nature that are reflected in currency translation items.

12. Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	December 31,
(in millions)	2018	2017
Land and buildings	$790.9	$809.6
Tank farms	276.0	277.4
Machinery, equipment and other	836.7	820.2
Less: Accumulated depreciation	(970.1)	(927.2)
Subtotal	$933.5	$980.0
Work in progress	22.3	23.0
Property, plant and equipment, net	$955.8	$1,003.0
Included within property, plant and equipment, net are assets related to capital leases where the Company is the lessee. The below table summarizes the cost and accumulated depreciation related to these assets:

	December 31,
(in millions)	2018	2017
Capital lease assets, at cost	$89.4	$86.0
Less: accumulated depreciation	(37.4)	(27.0)
Capital lease assets, net	$52.0	$59.0
Capitalized interest on capital projects was nil and $0.1 million in the years ended December 31, 2018 and 2017, respectively.
13. Goodwill and intangible assets
Goodwill
The following is a summary of the activity in goodwill by segment.

(in millions)	USA	Canada	EMEA	Rest of World	Total
Balance, January 1, 2017	$1,325.2	$438.4	$1.1	$19.7	$1,784.4
Additions	—	—	—	4.1	4.1
Purchase price adjustments	—	0.5	—	—	0.5
Foreign exchange	—	29.8	0.1	(0.5)	29.4
Balance, December 31, 2017	$1,325.2	$468.7	$1.2	$23.3	$1,818.4
Additions	—	—	7.6	—	7.6
Purchase price adjustments	—	—	—	(3.2)	(3.2)
Other adjustments	—	(2.4)	—	—	(2.4)
Foreign exchange	—	(36.4)	(0.5)	(2.8)	(39.7)
Balance, December 31, 2018	$1,325.2	$429.9	$8.3	$17.3	$1,780.7
The Company’s reporting units are identical to the identified four operating segments: USA, Canada, EMEA, and Rest of World. Additions to goodwill in 2018 related to the acquisition of Kemetyl and Earthoil. Additions to goodwill in 2017 related to the acquisition of Tagma. The purchase price adjustments in 2018 relate to the Tagma acquisition. Refer to “Note 19: Business combinations” for further information. Other adjustments to goodwill in 2018 relate to immaterial dispositions. Accumulated impairment losses on goodwill were $246.3 million at January 1, 2017. Accumulated impairment losses on goodwill were $255.6 million and $271.3 million at December 31, 2018 and 2017, respectively.
As of October 1, 2018, the Company performed its annual impairment review and concluded the fair value exceeded the carrying value for all reporting units with goodwill balances. There were no events or circumstances from the date of the assessment through December 31, 2018 that would affect this conclusion.
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
Intangible assets, net
The gross carrying amounts and accumulated amortization of the Company’s intangible assets were as follows:

	December 31, 2018			December 31, 2017
(in millions)	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Intangible assets (subject to amortization):
Customer relationships	$846.1	$(620.3)	$225.8	$853.5	$(582.1)	$271.4
Other	175.1	(162.8)	12.3	177.8	(161.5)	16.3
Total intangible assets	$1,021.2	$(783.1)	$238.1	$1,031.3	$(743.6)	$287.7
Other intangible assets consist of intellectual property trademarks, trade names, producer relationships and contracts, non-compete agreements and exclusive distribution rights.
The estimated annual amortization expense in each of the next five years is as follows:

(in millions)
2019	$47.7
2020	43.3
2021	39.1
2022	31.6
2023	26.4
14. Impairment charges
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
15. Other accrued expenses
As of December 31, 2018, there were no components within other accrued expenses that were greater than five percent of total current liabilities. As of December 31, 2017, other accrued expenses that were greater than five percent of total current liabilities consisted of customer prepayments and deposits, which were $97.7 million.

16. Debt
Short-term financing
Short-term financing consisted of the following:

	December 31,
(in millions)	2018	2017
Amounts drawn under credit facilities	$4.7	$9.1
Bank overdrafts	3.4	4.3
Total	$8.1	$13.4
The weighted average interest rate on short-term financing was 3.0% and 4.1% as of December 31, 2018 and 2017, respectively.
As of December 31, 2018 and 2017, the Company had $139.4 million and $147.0 million, respectively, in outstanding letters of credit and guarantees.
Long-term debt
Long-term debt consisted of the following:

	December 31,
(in millions)	2018	2017
Senior Term Loan Facilities:
Term B Loan due 2024, variable interest rate of 4.77% and 4.07% at December 31, 2018 and December 31, 2017, respectively	$1,747.8	$2,277.8
Asset Backed Loan (ABL) Facilities:
North American ABL Facility due 2020, variable interest rate of 4.19% and 5.00% at December 31, 2018 and December 31, 2017, respectively	134.7	155.0
North American ABL Term Loan due 2018, fully paid off at December 31, 2018 and variable interest rate of 4.44% at December 31, 2017	—	16.7
Euro ABL Facility due 2023, variable interest rate of 1.75% at December 31, 2018	58.5	—
Senior Unsecured Notes:
Senior Unsecured Notes due 2023, fixed interest rate of 6.75% at December 31, 2018 and December 31, 2017	399.5	399.5
Capital lease obligations	54.8	60.9
Total long-term debt before discount	$2,395.3	$2,909.9
Less: unamortized debt issuance costs and discount on debt	(23.2)	(27.9)
Total long-term debt	$2,372.1	$2,882.0
Less: current maturities	(21.7)	(62.0)
Total long-term debt, excluding current maturities	$2,350.4	$2,820.0

The weighted average interest rate on long-term debt was 4.29% and 4.50% as of December 31, 2018 and 2017, respectively.
As of December 31, 2018, future contractual maturities of long-term debt including capital lease obligations are as follows:

(in millions)
2019	$21.7
2020	147.0
2021	9.3
2022	7.6
2023	460.8
Thereafter	1,748.9
Total	$2,395.3

Long-term debt restructurings
In December 2018, the Company entered into an amended Euro ABL Credit facility agreement which replaced the existing €200 million Euro ABL Credit facility agreement, dated March 24, 2014. The amended agreement extends the maturity date from March 22, 2019 to December 19, 2023. The Euro ABL is a revolving credit facility pursuant to which certain of the Company's European subsidiaries (the “Borrowers”) may request loan advances and make loan repayments until the maturity date. Loan advances may be made in multiple currencies. Each loan advance under this facility has a variable interest rate based on the current benchmark rate (IBOR) for that currency plus a credit spread. The credit spread is determined by a pricing grid that is based on average availability of the facility. The unused line fee ranges from 0.25% to 0.375% per annum depending on the average unused commitment as a percentage of the total commitment.
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
On November 28, 2017, the Company entered into a Second Amendment of the Senior Term B loan facility which amended the Company's First Amendment, dated January 19, 2017. The new Senior Term B loan agreement has a $2,283.5 million US dollar loan tranche. The proceeds from the new Senior Term B loan agreement were used to repay in full the $2,183.5 million US dollar denominated Term B Loan and €80.9 million ($95.8 million) euro denominated Term B Loan.
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
As a result of the January and November 2017 debt refinancing activity, the Company recognized debt refinancing costs of $5.3 million in other expense, net in the consolidated statements of operations during the year ended December 31, 2017. Refer to “Note 6: Other expense, net” for further information. In addition, the Company recognized a loss on extinguishment of debt of $3.8 million in the year ended December 31, 2017.
On July 28, 2015, the Company entered into a new five year $1.4 billion North American Asset Backed Loan Facility (“NA ABL Facility”) and terminated its existing $1.4 billion North American ABL Facility including the repayment of the existing North American ABL Term Loan. The NA ABL Facility has a $1.0 billion revolving loan tranche available to certain US subsidiaries, a $300.0 million revolving loan tranche for certain Canadian subsidiaries and a $100.0 million ABL Term Loan (“ABL Term Loan”). The ABL Term Loan was paid off as of December 31, 2018. The Company may elect to allocate the total $1.3 billion in revolving tranches between the US and Canadian borrowers. Under the two revolving tranches, the borrowers may request loan advances and make loan repayments until the maturity date of July 28, 2020. The ABL Term Loan and each revolving loan advance under the facility have a variable interest rate based on the current benchmark rate elected by the borrower plus a credit spread. The credit spread is determined by the elected benchmark rate and the average availability of the facility. The unused line fee for the revolver tranches under the NA ABL Facility ranges from 0.25% to 0.375% per annum for the US and Canadian borrowers depending on the average daily outstanding amount. The NA ABL Term Loan is payable in installments of $16.7 million per quarter commencing December 31, 2016 with a final amortization payment on March 31, 2018, with the loan commitment expiring on July 28, 2018.
In addition, on July 1, 2015, the Company issued $400.0 million in Senior Unsecured Notes (“Unsecured Notes”). The Unsecured Notes have a fixed interest rate of 6.75% payable semi-annually. Principal is due upon the maturity date of July 15, 2023. The Company can prepay the Senior Unsecured Notes in whole or part at a premium above par on or after July 15, 2018 and without a premium on or after July 15, 2020.
Borrowing availability and assets pledged as collateral
As of December 31, 2018, availability of the entire $1.3 billion in North American ABL Facility credit commitments is determined based on the periodic reporting of available qualifying collateral, as defined in the North American ABL Facility credit agreement. At December 31, 2018 and 2017, $562.6 million and $548.3 million were available under the North American ABL Facility, respectively. An unused line fee of 0.375% was in effect at December 31, 2018 and 2017.

As of December 31, 2018, availability of the entire €200 million Euro ABL due 2023 is determined based on the periodic reporting of available qualifying collateral, as defined in the Euro ABL credit agreement. At December 31, 2018 and 2017, $57.7 million and $133.1 million were available under the Euro ABL, respectively. An unused line fee of 0.375% and 0.50% was in effect at December 31, 2018 and 2017.
The North American ABL Facility is secured by substantially all of the assets of the US and Canadian operating subsidiaries of the Company. The Senior Term Loan Facilities are also secured by substantially all of the assets of the US operating and management subsidiaries. With respect to shared collateral, the North American ABL Facility and the Senior Term Loan Facilities are secured by accounts receivable and inventories of the US operating subsidiaries of the Company. The obligations under the North American ABL Facility is secured by a first priority lien on such accounts receivable and inventory, and the obligations under the Senior Term Loan Facilities are secured by a second priority lien on such accounts receivable and inventory. Under the North American ABL Facility, Canadian entities secure the obligations of the Canadian borrower. In addition, 65% of the shares of all first-tier foreign subsidiaries owned by the US subsidiaries have been pledged as security to the lenders in respect of all obligations. The Euro ABL is primarily secured by accounts receivable and inventories of the Company’s subsidiaries in Belgium, France, the Netherlands, and United Kingdom.
Assets pledged under the North American ABL Facility, Senior Term Loan Facilities and the Euro ABL are as follows:

	December 31,
(in millions)	2018	2017
Cash	$45.5	$313.6
Trade accounts receivable, net	906.1	881.0
Inventories	674.0	702.0
Prepaid expenses and other current assets	96.9	93.3
Property, plant and equipment, net	743.0	780.0
Total	$2,465.5	$2,769.9
Debt covenants
Under certain limited circumstances, the Company’s subsidiaries noted as borrowers and guarantors under the NA ABL Facility and NA ABL Term Loan are subject to comply with a fixed charge coverage ratio maintenance covenant. Such covenant is calculated based on the consolidated financial results of the Company. As of December 31, 2018 and 2017, such covenant was not in effect but the Company would have been in compliance if it was then in effect. The Company and its subsidiaries are also subject to a significant number of non-financial covenants in each of the credit facilities and the Senior Unsecured Notes that restrict the operations of the Company and its subsidiaries, including, without limitation, requiring that the net proceeds from certain dispositions and capital market debt issuances must be used as mandatory prepayments and restrictions on the incurrence of financial indebtedness outside of these facilities (including restrictions on secured indebtedness), prepaying subordinated debt, making dividend payments, making certain investments, making certain asset dispositions, certain transactions with affiliates and certain mergers and acquisitions.
17. Fair value measurements
The Company classifies its financial instruments according to the fair value hierarchy described in “Note 2: Significant accounting policies.”

Items measured at fair value on a recurring basis
The following table presents the Company’s assets and liabilities measured on a recurring basis on a gross basis:

	Level 2		Level 3
	December 31,		December 31,
(in millions)	2018	2017	2018	2017
Financial current assets:
Forward currency contracts	$0.3	$0.3	$—	$—
Interest rate swap contracts	12.4	1.2	—	—
Financial non-current assets:
Interest rate swap contracts	1.5	10.6	—	—
Financial current liabilities:
Forward currency contracts	0.2	0.4	—	—
Financial non-current liabilities:
Contingent consideration	—	—	—	0.4
The net amounts related to foreign currency contracts included in prepaid and other current assets were $0.3 million and $0.2 million as of December 31, 2018 and 2017, respectively. The net amounts related to foreign currency contracts included in other accrued expenses were $0.2 million and $0.3 million as of December 31, 2018 and 2017, respectively.
The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which are contingent consideration liabilities (i.e. earn-outs) related to prior acquisitions. Refer to “Note 19: Business combinations” for further information discussing the business acquisitions resulting in contingent consideration liabilities, the terms of the earn-outs, the unobservable inputs factored into the fair value determination and the estimated impact on the consolidated financial statements related to changes in the unobservable inputs.

(in millions)	2018	2017
Fair value as of January 1	$0.4	$7.5
Additions	—	0.4
Fair value adjustments	1.0	(3.0)
Foreign currency	—	0.1
Payments	(1.4)	(3.7)
Gain on settlement	—	(0.9)
Fair value as of December 31	$—	$0.4
The fair value adjustment in 2018 related to Tagma’s improved financial performance and subsequent payout. The 2017 fair value reduction was primarily due to declined financial performance and payouts. Fair value adjustments are recorded within other operating expenses, net in the consolidated statement of operations. Changes in the fair value of contingent consideration are recorded in the other, net line item of the operating activities within the consolidated statement of cash flows. Cash payments up to the amount of the original acquisition value are recorded within financing activities of the consolidated statement of cash flows. The portion of contingent consideration cash payments in excess of the original acquisition value are recorded within operating activities of the consolidated statement of cash flows.
Financial instruments not carried at fair value
The estimated fair value of financial instruments not carried at fair value in the consolidated balance sheets were as follows:

	December 31, 2018		December 31, 2017
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Financial liabilities:
Long-term debt including current portion (Level 2)	$2,372.1	$2,314.3	$2,882.0	$2,939.7
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
18. Derivatives
Interest rate swaps
The objective of the interest rate swap contracts is to offset the variability of cash flows in LIBOR indexed debt interest payments attributable to changes in the aforementioned benchmark interest rate related to the Term B Loan due 2024.
At December 31, 2018, the Company had interest rate swap contracts in place with a total notional amount of $2.0 billion. In 2017, we entered into interest rate swap contracts with a remaining notional amount of $1.5 billion whereby a fixed rate of interest (weighted average of 1.70%) is paid and a variable rate of interest (three-month LIBOR) is received as calculated on the notional amount. In December 2018, the Company entered into interest rate swap contracts with a total notional amount of $500.0 million effective June 2019 whereby a fixed rate of interest (weighted average of 2.73%) is paid and a variable rate of interest (three-month LIBOR) is received as calculated on the notional amount. The initial interest rate swap contracts that were replaced with the 2017 contracts currently outstanding initially included a LIBOR floor of 1.00%. The LIBOR floor was removed on February 1, 2017, as part of the amendment to the interest rate swap contracts. The contracts were amended as a result of the amendment to the Term B Loan agreement with US dollar denominated tranche on January 19, 2017. Refer to “Note 16: Debt” for additional information. As a result of the interest rate swap contracts amendment, in 2017 the Company realized a gain of $1.4 million in other expense, net in the consolidated statement of operations.
As of July 6, 2017, the Company designated the interest rate swaps as a cash flow hedge in an effort to reduce the mark-to-market volatility recognized within the consolidated statement of operations. As of December 31, 2018, the interest rate swaps held by the Company continue to qualify for hedge accounting. Prior to the hedge accounting designation, changes in fair value of the interest rate swap contracts were recognized directly in other expense, net in the consolidated statement of operations. Refer to “Note 6: Other expense, net” for additional information. With the adoption of ASU 2017-12, the Company recognizes the changes in fair value of the interest rate swap contracts, whether it is due to effectiveness or ineffectiveness, in other comprehensive income and subsequently is reclassified to the income statement when the hedged item impacts earnings.
During the year ended December 31, 2018, there were $8.1 million in gains on our interest rate swap contracts that were reclassified to interest expense in the consolidated statement of operations. As of December 31, 2018, we estimate that $12.4 million of derivative gains included in accumulated other comprehensive loss will be reclassified into the consolidated statement of operations within the next 12 months. The activity related to our cash flow hedges is included in “Note 11: Accumulated other comprehensive loss.”
The fair value of interest rate swaps is recorded either in prepaid expenses and other current assets, other assets, other accrued expenses or other long-term liabilities in the consolidated balance sheets. As of December 31, 2018 and December 31, 2017, a current asset of $12.4 million and $1.2 million was included in other current assets. As of December 31, 2018 and December 31, 2017, a non-current asset of $1.5 million and $10.6 million was included in other assets, respectively.
The Company had interest rate swap contracts with a total notional amount of $1.0 billion which expired during June 2017.
Interest rate caps
The Company had interest rate caps with a notional amount of $800 million which expired during June 2017. As of June 30, 2017, the interest rate cap premiums had been fully amortized through interest expense within the consolidated statements of operations. At December 31, 2018 and December 31, 2017, the Company had no interest rate caps outstanding.
Foreign currency derivatives
The Company uses forward currency contracts to hedge earnings from the effects of foreign exchange relating to certain of the Company’s intercompany and third-party receivables and payables denominated in a foreign currency. These derivative instruments are not formally designated as hedges by the Company and the terms of these instruments range from one to three months. Forward currency contracts are recorded at fair value in either prepaid expenses and other current assets or other accrued expenses in the consolidated balance sheets, reflecting their short-term nature. Refer to “Note 17: Fair value measurements” for additional information. The fair value adjustments and gains and losses are included in other expense, net within the consolidated statements of operations. Refer to “Note 6: Other expense, net” for more information. The total notional amount of undesignated forward currency contracts were $108.1 million and $134.0 million as of December 31, 2018 and 2017, respectively.

19. Business combinations
Year ended December 31, 2018
2018 Acquisitions
Acquisition of Earthoil
On May 31, 2018, the Company completed an acquisition of 100% of the equity interest in Earthoil Plantations Limited, a supplier of pure, organic, fair trade essential and cold-pressed vegetable seed oils used in the naturals, organic beauty, and personal care markets. The acquisition expands and strengthens Univar’s existing global natural beauty and personal care product line.
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
Acquisition of Kemetyl Industrial Chemicals
On January 4, 2018, the Company completed an acquisition of 100% of the equity interest in Kemetyl Norge Industri AS as well as a definitive asset purchase agreement with Kemetyl Aktiebolag. Kemetyl is among the leading distributors of chemical products in the Nordic region and provides bulk and specialty chemicals, such as isopropanol, glycols, metal salts, minerals and polyacrylamides, to customers in Sweden and Norway. The addition of Kemetyl will allow Univar to expand its leading position in the pharmaceutical industry.
The purchase price of these acquisitions was $7.5 million (net of cash acquired of $0.7 million). The purchase price allocation includes goodwill of $3.9 million and intangibles of $3.6 million. During the third quarter of 2018, the Company recorded an initial purchase price of $8.9 million and included goodwill of $5.3 million and intangibles of $3.7 million. During the third and fourth quarter of 2018, the Company recorded purchase price adjustments of $1.4 million on these acquisitions which resulted in a decrease of $1.4 million to goodwill recorded during the first quarter of 2018. The adjustments were primarily attributable to final working capital adjustments.
The operating results subsequent to the acquisition date did not have a significant impact on the consolidated financial statement of the Company. The accounting for these acquisitions has only been preliminarily determined.
Year ended December 31, 2017
In the year ended December 31, 2017, the Company completed two acquisitions.
On September 21, 2017, the Company completed an acquisition of 100% of the equity interest in Tagma Brasil Ltda., a leading Brazilian provider of customized formulation and packaging services for crop protection chemicals that include herbicides, insecticides, fungicides and surfactants. This acquisition expands Univar's agriculture business in one of the world's fastest-growing agricultural markets.
On September 29, 2017, the Company completed a definitive asset purchase agreement with PVS Minibulk, Inc., a provider of Minibulk services for inorganic chemicals in California, Oregon, and Washington. This acquisition expands and strengthens Univar's MiniBulk business in the West Coast market as the Company has the opportunity to service PVS customers and integrate them into the Univar business.
The purchase price of these acquisitions was $21.7 million (net of cash acquired of $0.2 million). The purchase price allocation includes goodwill of $1.0 million and intangibles of $5.3 million. Purchase price adjustments on the 2017 acquisitions resulted in a decrease of $3.2 million to goodwill recorded in 2018. The adjustments were primarily attributable to net cash proceeds of $2.2 million and $1.1 million increase in the value allocated to intangible assets.
The operating results subsequent to the acquisition dates did not have a significant impact on the consolidated financial statement of the Company. The initial purchase price of the 2017 acquisitions was $23.9 million (net of cash acquired of $0.2 million). The accounting for these acquisitions was complete as of September 30, 2018.
As of March 31, 2017, the purchase price allocation for the Bodine and Nexus Ag 2016 acquisitions were finalized. Purchase price adjustments on prior acquisitions resulted in additional cash payments of $0.5 million during the three months ended March 31, 2017.

20. Commitments and contingencies
Lease commitments
Rental and lease commitments primarily relate to land, buildings and fleet. Operating lease expense for the years ended December 31, 2018, 2017 and 2016 were $64.1 million, $76.7 million and $83.3 million, respectively.
As of December 31, 2018, minimum rental commitments under non-cancelable operating leases with lease terms in excess of one year are as follows:

(in millions)	Minimum rental commitments
2019	$54.9
2020	40.4
2021	30.0
2022	24.6
2023	16.3
Thereafter	30.0
Total	$196.2
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
The Company is subject to liabilities from claims alleging personal injury from exposure to asbestos. The claims result primarily from an indemnification obligation related to Univar USA Inc.’s (“Univar”) 1986 purchase of McKesson Chemical Company from McKesson Corporation (“McKesson”). Univar’s obligation to indemnify McKesson for settlements and judgments arising from asbestos claims is the amount which is in excess of applicable insurance coverage, if any, which may be available under McKesson’s historical insurance coverage. Univar is also a defendant in a small number of asbestos claims. As of December 31, 2018, there were fewer than 200 asbestos-related claims for which the Company has liability for defense and indemnity pursuant to the indemnification obligation. Historically, the vast majority of the claims against both McKesson and Univar have been dismissed without payment. While the Company is unable to predict the outcome of these matters, it does not believe, based upon current available facts, that the ultimate resolution of any of these matters will have a material effect on its overall financial position, results of operations, or cash flows. However, the Company cannot predict the outcome of any present or future claims or litigation and adverse developments could negatively impact earnings or cash flows in a particular future period.
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
Changes in total environmental liabilities are as follows:

(in millions)	2018	2017
Environmental liabilities at January 1	$89.2	$95.8
Revised obligation estimates	12.6	12.3
Environmental payments	(18.1)	(19.3)
Foreign exchange	(0.2)	0.4
Environmental liabilities at December 31	$83.5	$89.2
Environmental liabilities of $32.1 million and $29.1 million were classified as current in other accrued expenses in the consolidated balance sheets as of December 31, 2018 and 2017, respectively. The long-term portion of environmental liabilities is recorded in other long-term liabilities in the consolidated balance sheets. The total discount on environmental liabilities was $5.0 million at December 31, 2018 and 2017, respectively. The discount rate used in the present value calculation was 2.7% and 2.4% as of December 31, 2018 and 2017, respectively, which represent risk-free rates.
The Company manages estimated cash flows by project. These estimates are subject to change if there are modifications to the scope of the remediation plan or if other factors, both external and internal, change the timing of the remediation activities. The Company periodically reviews the status of all existing or potential environmental liabilities and adjusts its accruals based on all available, relevant information. Based on current estimates, the expected payments for environmental remediation for the next five years and thereafter at December 31, 2018 are as follows, with projects for which timing is uncertain included in the 2019 estimated amount of $11.4 million:

(in millions)
2019	$32.1
2020	10.3
2021	8.8
2022	7.0
2023	6.5
Thereafter	23.9
Total	$88.6
Customs and International Trade Laws
In 2015, the US Department of Justice (“DOJ”), on behalf of US Customs and Border Patrol (“CBP”), filed a complaint against Univar USA Inc., in the Court of the International Trade seeking approximately $84.0 million, plus additional interest and fees, in allegedly unpaid duties that applied to imports of saccharin from China. Univar denies that any such duties were due because Univar contends the saccharin it imported during the time in question was Taiwanese in origin. The case has progressed through the discovery phase and earlier this year Univar filed a motion for summary judgement, which the Court denied. The case is scheduled for trial in April 2019. Univar has not recorded a liability related to this matter. Although the Company believes its position is defensible, it cannot guarantee the outcome of this or other litigation.
21. Related party transactions
As of January 31, 2018, Temasek reduced its ownership stakes in the Company below 10%. As such, transactions between the Company and Temasek are not considered related party in 2018.

During the year ended December 31, 2016, CVC divested its entire investment in the Company in conjunction with secondary public offering.
The following table summarizes the Company’s sales and purchases with related parties within the ordinary course of business:

	Year ended December 31,
(in millions)	2018	2017	2016
CD&R:
Sales to affiliate companies	$4.5	$5.3	$7.7
Purchases from affiliate companies	0.1	6.0	16.5
Temasek:
Sales to affiliate companies	—	10.1	14.4
Purchases from affiliate companies	—	0.7	10.1
CVC (1):
Sales to affiliate companies	—	—	0.5
Purchases from affiliate companies	—	—	—

(1)	Sales and purchases related information for CVC is disclosed until August 31, 2016.
The following table summarizes the Company’s receivables due from and payables due to related parties:

	December 31,
(in millions)	2018	2017
Due from affiliates	$0.7	$1.0
Due to affiliates	0.2	0.2
22. Segments
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

Financial information for the Company’s segments is as follows:

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations	Consolidated
	Year ended December 31, 2018
Net sales:
External customers	$4,961.0	$1,302.3	$1,975.7	$393.5	$—	$8,632.5
Inter-segment	126.6	9.3	4.0	0.2	(140.1)	—
Total net sales	$5,087.6	$1,311.6	$1,979.7	$393.7	$(140.1)	$8,632.5
Cost of goods sold (exclusive of depreciation)	3,959.3	1,080.1	1,525.6	307.5	(140.1)	6,732.4
Outbound freight and handling	215.6	42.5	62.4	7.8	—	328.3
Warehousing, selling and administrative	536.3	84.3	240.5	45.1	25.2	931.4
Adjusted EBITDA	$376.4	$104.7	$151.2	$33.3	$(25.2)	$640.4
Other operating expenses, net						73.5
Depreciation						125.2
Amortization						54.3
Interest expense, net						132.4
Loss on extinguishment of debt						0.1
Other expense, net						32.7
Income tax expense						49.9
Net income						$172.3
Total assets	$3,114.8	$1,519.9	$973.0	$212.5	$(547.8)	$5,272.4
Property, plant and equipment, net	597.6	141.3	156.7	30.2	30.0	955.8
Capital expenditures	42.9	22.3	15.4	3.5	10.5	94.6

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations	Consolidated
	Year ended December 31, 2017
Net sales:
External customers	$4,657.1	$1,371.5	$1,821.2	$403.9	$—	$8,253.7
Inter-segment	121.9	9.1	4.5	0.5	(136.0)	—
Total net sales	$4,779.0	$1,380.6	$1,825.7	$404.4	$(136.0)	$8,253.7
Cost of goods sold (exclusive of depreciation)	3,706.8	1,143.0	1,411.7	322.7	(136.0)	6,448.2
Outbound freight and handling	192.8	37.3	55.7	6.2	—	292.0
Warehousing, selling and administrative	529.4	86.2	229.1	46.8	28.2	919.7
Adjusted EBITDA	$350.0	$114.1	$129.2	$28.7	$(28.2)	$593.8
Other operating expenses, net						55.4
Depreciation						135.0
Amortization						65.4
Interest expense, net						148.0
Loss on extinguishment of debt						3.8
Other expense, net						17.4
Income tax expense						49.0
Net income						$119.8
Total assets	$3,526.8	$2,091.3	$935.1	$237.5	$(1,058.0)	$5,732.7
Property, plant and equipment, net	636.1	147.7	158.0	33.5	27.7	1,003.0
Capital expenditures	47.5	17.1	14.6	2.4	1.1	82.7

(in millions)	USA	Canada	EMEA	Rest of World	Other/ Eliminations	Consolidated
	Year ended December 31, 2016
Net sales:
External customers	$4,706.7	$1,261.0	$1,704.2	$401.8	$—	$8,073.7
Inter-segment	104.4	8.3	4.5	—	(117.2)	—
Total net sales	$4,811.1	$1,269.3	$1,708.7	$401.8	$(117.2)	$8,073.7
Cost of goods sold (exclusive of depreciation)	3,769.7	1,047.4	1,324.6	322.1	(117.2)	6,346.6
Outbound freight and handling	191.5	34.1	54.9	6.1	—	286.6
Warehousing, selling and administrative	523.5	85.4	219.3	46.8	18.1	893.1
Adjusted EBITDA	$326.4	$102.4	$109.9	$26.8	$(18.1)	$547.4
Other operating expenses, net						37.2
Depreciation						152.3
Amortization						85.6
Impairment charges						133.9
Interest expense, net						159.9
Other expense, net						58.1
Income tax benefit						(11.2)
Net loss						$(68.4)
Total assets	$3,676.8	$1,856.2	$857.4	$211.3	$(1,211.8)	$5,389.9
Property, plant and equipment, net	671.1	148.3	144.8	18.2	37.1	1,019.5
Capital expenditures	56.5	17.4	12.2	2.8	1.2	90.1
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
23. Quarterly financial information (unaudited)
The following tables contain selected unaudited statement of operations information for each quarter of the year ended December 31, 2018 and 2017. The tables include all adjustments, consisting only of normal recurring adjustments, that is necessary for fair presentation of the consolidated financial position and operating results for the quarters presented. Our business is affected by seasonality, which historically has resulted in higher sales volume during our second and third quarter.

Unaudited quarterly results for the year ended December 31, 2018 are as follows:

(in millions, except per share data)	March 31	June 30	September 30	December 31 (1)
Net sales	$2,158.0	$2,372.6	$2,130.7	$1,971.2
Operating income	107.9	117.4	99.6	62.5
Net income	65.4	56.1	49.6	1.2
Income per share:
Basic and diluted (2)	$0.46	$0.40	$0.35	$0.01
Shares used in computation of income (loss) per share:
Basic	140.9	141.1	141.2	141.4
Diluted	142.0	142.0	142.3	142.2

(1)
Included in the fourth quarter of 2018 was a loss of $34.2 million relating to the annual mark to market adjustment on the defined benefit pension and postretirement plans. Refer to “Note 9: Employee benefit plans” for further information.

(2)	As a result of changes in the number of shares outstanding during the year and rounding, the sum of the quarters’ earnings per share may not equal the earnings per share for any year-to-date period.
Unaudited quarterly results for the year ended December 31, 2017 are as follows:

(in millions, except per share data)	March 31	June 30	September 30	December 31 (1)
Net sales	$1,998.8	$2,247.0	$2,048.7	$1,959.2
Operating income	67.5	83.7	88.2	98.6
Net income	22.6	31.3	38.9	27.0
Income per share:
Basic and diluted	$0.16	$0.22	$0.28	$0.19
Shares used in computation of income (loss) per share:
Basic	139.4	140.1	140.4	140.7
Diluted	140.8	141.3	141.4	141.8

(1)
Included in the fourth quarter of 2017 was a loss of $3.8 million relating to the annual mark to market adjustment on the defined benefit pension and postretirement plans. Refer to “Note 9: Employee benefit plans” for further information.

24. Subsequent events
Nexeo Solutions
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
On October 16, 2018, the Company filed its notification form under the Hart-Scott-Rodino Act with the Federal Trade Commission (“FTC”).
On November 5, 2018, the Company filed the initial Registration Statement on Form S-4 with the SEC, related to the Nexeo Acquisition. On January 9, 2019, the Company filed Amendment No. 2 to the Registration Statement which referenced an updated valuation of the stock portion of the merger consideration based on the $19.15 closing price of Univar common stock on January 7, 2019, valued at approximately $1.7 billion in the aggregate. The per share value of Nexeo common stock implied by the merger consideration is $8.72, representing cash consideration of $2.88 and stock consideration with an implied value of $5.84. This Registration Statement became effective on January 29, 2019.
The Nexeo Acquisition was unanimously approved by the Boards of Directors of both companies, and is anticipated to close in the first quarter of 2019, subject to the approval of Univar's shareholders, as well as satisfaction of other customary conditions. On January 29, 2019, Nexeo’s key stockholders, TPG Global and First Pacific, provided consent for the proposed transaction, and as of February 19, 2019, all requisite regulatory approvals and clearances of the proposed transaction had been obtained.
Univar intends to finance the cash portion of the transaction and refinance Nexeo’s existing debt with a combination of available cash and debt financing, for which it has received commitments. Univar entered into a commitment letter, dated as of

September 17, 2018, with Goldman Sachs Bank USA, pursuant to which Goldman committed to provide $1.3 billion of incremental term loans.
The Merger Agreement contains certain termination rights for both Nexeo and Univar. If Nexeo or Univar terminates the Merger Agreement, Nexeo may be obligated to pay Univar, or Univar may be obligated to pay Nexeo, a termination fee of $35.0 million. Furthermore, if the Univar board changes its recommendation in certain circumstances specified in the Merger Agreement in response to an unsolicited proposal for an alternative transaction or following an intervening event, Univar may be obligated to pay Nexeo a termination fee of $128.0 million.
On February 8, 2019, Univar and Nexeo announced an agreement for Nexeo to divest its plastics distribution business to an affiliate of One Rock Capital Partners, LLC for an enterprise value of $640.0 million, subject to customary closing adjustments.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.

ITEM 9B.    OTHER INFORMATION
On February 14, 2019, George J. Fuller, SVP Local Chemical Distribution USA, announced his intention to retire from the Company, effective March 5, 2019.
On February 20, 2019, the Company replaced its Code of Conduct with the Code Handbook. The Code Handbook reflects the values of the Company, both before and after the Nexeo Acquisition. The Code Handbook is easier to understand and to implement as it contains practical examples. The Code Handbook does not meaningfully change any standard of conduct expected from our employees, executives or directors.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our directors is incorporated by reference from the discussion under the heading “Proposal 1: Election of Directors” to be included in the Proxy Statement. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” to be included in the Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading “Governance of the Company,” and headings “What is the composition of the Board of Directors and how often are members elected?, “Who are this year’s nominees?,” “What are the committees of the Board?,” “Directors Continuing in Office,” to be included in the Proxy Statement. Information about our Code of Conduct is incorporated by reference from the discussion under the heading “What are the Company’s Corporate Governance Guidelines and Ethics Policies?” to be included in the Proxy Statement. The most up-to-date version of the Code of Conduct is on the Company’s website at all times along with any notices of changes. Information regarding our executive officers is presented under the heading “Executive Officers of the Registrant pursuant to Instruction 3 to Regulation S-K, Item 401(b)” to be included in the Proxy Statement and is incorporated herein by reference.
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
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information appearing under the heading entitled “Stock Ownership Information” and “Equity Compensation Plan Information” to be included in the Proxy Statement is incorporated herein by reference.
A total of approximately 12.8 million shares of Common Stock held by persons who are deemed to be “affiliates” of the Company, have been excluded from the computation of market value of our common stock on the cover page of this Form 10-K. This total represents that portion of the shares reported as beneficially owned by our directors and executive officers as of June 30, 2018 which are actually issued and outstanding.
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
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Refer to the information under the caption entitled “What fees did the Company pay to Ernst & Young LLP for audit and other services for the fiscal years ended December 31, 2018 and to Ernst & Young LLP for audit and other services for the fiscal year 2017?” to be included in the Proxy Statement, all of which information is incorporated herein by reference.

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

2.1
Agreement and Plan of Merger, dated September 17, 2018, by and among Nexeo, Univar, Pilates Merger Sub I Corp and Pilates Merger Sub II LLC, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Univar Inc., filed on September 18, 2018.

3.1	Fourth Amended and Restated Certificate of Incorporation of Univar Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Univar Inc., filed August 23, 2018.

3.2	Second Amended and Restated Bylaws of Univar Inc., incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-8 of Univar Inc., filed June 23, 2015.

3.3	Amendment to the Second Amended and Restated Bylaws of Univar Inc., incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Univar Inc., filed August 23, 2018.

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of Univar Inc., filed on June 8, 2015.

4.2	Fourth Amended and Restated Stockholders’ Agreement, incorporated by reference to Exhibit 4.2 to the Form 10-K of Univar Inc., filed on March 3, 2016.

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

10.1
European ABL Facility Agreement, dated as of March 24, 2014, as amended and restated on December 19, 2018, by and among Univar B.V., the other borrowers from time to time party thereto, Univar Inc., as guarantor, JPMorgan Chase Bank, N.A., as sole lead arranger and joint bookrunner, Bank of America, N.A., as joint bookrunner and syndication agent, and J.P. Morgan Europe Limited, as administrative agent and collateral agent.

10.2
ABL Credit Agreement, dated as of July 28, 2015 between Univar Inc. and certain of its subsidiaries, the several banks and financial institutions from time to time party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Univar Inc., filed on July 30, 2015.

10.3
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

10.7
Second Amendment to Credit Agreement, dated as of November 28, 2017 between Univar USA Inc., Univar Inc., the several banks and financial institutions from time to time party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Univar Inc., filed November 29, 2017.

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

10.12†	2016 Univar Inc. Management Incentive Plan, incorporated by reference to Exhibit 10.18 to the Form 10-K of Univar Inc. filed on February 28, 2017.

10.13†	Univar Inc. 2011 Stock Incentive Plan, effective as of March 28, 2011, incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1 of Univar Inc., filed on August 14, 2014.

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

10.17†
First Amendment to the Univar USA Inc. Supplemental Valued Investment Plan, dated as of May 31, 2016, incorporated by reference to Exhibit 10.24 to the Form 10-K of Univar Inc. filed on February 28, 2017.

10.18†
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

10.38
Sponsor Support Agreement, dated September 17, 2018, by and among Univar and certain affiliates of TPG Capital, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Univar Inc., filed on September 18, 2018.

10.39
Sponsor Agreement, dated September 17, 2018, by and among Univar and First Pacific Advisors, LLC and certain of its affiliates, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Univar Inc., filed on September 18, 2018.

10.40†	2014 Form of Employee Stock Option Agreement, incorporated by reference to Exhibit 10.62 to the Registration Statement on Form S-1 of Univar Inc., filed on May 26, 2015.

10.41†	2014 Form of Employee Restricted Stock Agreement, incorporated by reference to Exhibit 10.63 to the Registration Statement on Form S-1 of Univar Inc., filed on May 26, 2015.

10.42
Stock Purchase Agreement dated June 1, 2015, among Univar Inc., Dahlia Investments Pte. Ltd., and Univar N.V., incorporated by reference to Exhibit 10.65 to the Registration Statement on Form S-1 of Univar Inc., filed on June 8, 2015.

10.43†	Univar Inc. Employee Stock Purchase Plan is incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 of Univar Inc., filed June 23, 2015.

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

10.46†
Form of Director Restricted Stock Agreement, 2015 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-8 of Univar Inc., filed June 23, 2015.

10.47†	Employment Agreement, dated May 3, 2016, by and between Univar Inc. and Mr. Newlin incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Univar Inc., filed on May 3, 2016.

10.48†
Employee Restricted Stock Unit Agreement, dated as of May 3, 2016, by and between Univar Inc. and Mr. Newlin, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Univar Inc. filed on May 3, 2016.

10.49†
Amendment to Employee Restricted Stock Unit Agreement, dated December 23, 2016, by and between Univar Inc. and Mr. Newlin, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Univar Inc. filed on December 23, 2016.

10.50†
Employee Restricted Stock Unit Agreement, dated as of January 30, 2017, by and between Univar Inc. and Mr. Newlin, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Univar Inc. filed on January 30, 2017.

10.51†
Form of Employee Stock Option Agreement for awards granted after February 1, 2017, 2015 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.67 to the Form 10-K of Univar Inc. filed on February 28, 2017.

10.52†
Form of Employee Restricted Stock Unit Agreement for awards granted after February 1, 2017, 2015 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.68 to the Form 10-K of Univar Inc. filed on February 28, 2017.

10.53†
Amendment to Employee Restricted Stock Agreement, dated as of February 3, 2014, by and between Univar Inc. and David Jukes, incorporated by reference to Exhibit 10.51 to the Form 10-K of Univar Inc., filed on February 28, 2018.

10.54†
Form of Employee Stock Option Agreement for awards granted after April 13, 2017, 2015 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q of Univar Inc. filed on May 5, 2017.

10.55†
Form of Employee Restricted Stock Unit Agreement for awards granted after April 13, 2017, 2015 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q of Univar Inc. filed on May 5, 2017.

10.56†	Form of Employee Stock Option Agreement, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q of Univar Inc. filed on May 5, 2017.

10.57†	Form of Employee Restricted Stock Unit Agreement, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q of Univar Inc. filed on May 5, 2017.

10.58†	Form of Director Restricted Stock Agreement, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to the Form 10-Q of Univar Inc. filed on May 5, 2017.

10.59†	Univar Inc. 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.6 to the Form 10-Q of Univar Inc. filed on May 5, 2017.

10.60†	Univar Inc. Executive Annual Bonus Plan, incorporated by reference to Exhibit 10.7 to the Form 10-Q of Univar Inc. filed on May 5, 2017.

10.61†	Univar Inc. Omnibus Waiver regarding Whistleblower Protections, dated as of May 3, 2017, incorporated by reference to Exhibit 10.8 to the Form 10-Q of Univar Inc. filed on May 5, 2017.

10.62†	Form of Employee Performance Restricted Stock Unit Agreement, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q of Univar Inc. filed on August 4, 2017.

10.63†
Form of Employee Stock Option Agreement for awards granted on or after February 7, 2018, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q of Univar Inc., filed on May 10, 2018.

10.64†
Stock Option Agreement, dated as of February 7, 2018, by and between Univar Inc. and Stephen D. Newlin. 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q of Univar Inc., filed on May 10, 2018.

10.65†
Form of Employee Restricted Stock Unit Agreement for awards granted on or after February 7, 2018, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q of Univar Inc., filed on May 10, 2018.

10.66†
Restricted Stock Unit Agreement, dated as of February 7, 2018, by and between Univar Inc. and Stephen D. Newlin, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to the Form 10-Q of Univar Inc., filed on May 10, 2018

10.67†
Form of Employee Performance-Based Restricted Stock Unit Agreement for awards granted on or after February 7, 2018, 2017 Omnibus Equity Incentive Plan., incorporated by reference to Exhibit 10.6 to the Form 10-Q of Univar Inc., filed on May 10, 2018.

10.68†
Performance-Based Restricted Stock Unit Agreement dated as of February 7, 2018, by and between Univar Inc. and Stephen D. Newlin, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to the Form 10-Q of Univar Inc., filed on May 10, 2018.

10.69†
Form of Director Deferred Share Unit Agreement for awards granted on or after February 7, 2018, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.8 to the Form 10-Q of Univar Inc., filed on May 10, 2018.

10.70†
Form of Director Restricted Stock Agreement for awards granted on or after February 7, 2018, 2017 Omnibus Equity Incentive Plan., incorporated by reference to Exhibit 10.9 to the Form 10-Q of Univar Inc., filed on May 10, 2018.

10.71†	Employment Agreement, dated as of November 1, 2017, by and between Univar Inc., and David Jukes, incorporated by reference to Exhibit 10.1 to the Form 10-Q of Univar Inc. filed on November 3, 2017.

10.72†
Offer Letter, dated April 19, 2016, by and between Univar Europe Limited and David Jukes, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Univar Inc., filed April 19, 2016.

10.73†
Amended Agreement, dated as of April 18, 2016, by and between Univar Europe Limited and David Jukes, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Univar Inc., filed on April 19, 2016.

10.74†
Employment Agreement, dated as of January 10, 2011, by and between Univar Europe Limited and David Jukes, incorporated by reference to Exhibit 10.53 to Registration Statement on Form S-1 of Univar Inc., filed on May 26, 2015.

10.75†	Offer Letter, dated February 1, 2018, by and between Univar Inc. and David Jukes, incorporated by reference to Exhibit 10.1 to the Form 10-Q of Univar Inc., filed on May 10, 2018.

10.76†
Employment Agreement, effective as of January 1, 2017 by and between Univar Europe Limited and Nick Powell, incorporated by reference to Exhibit 10.65 to the Form 10-K of Univar Inc., filed on February 28, 2018.

10.77†
Form of Severance and Change in Control Agreement by and Between Univar Inc. and Certain Executives, incorporated by reference to Exhibit 10.3 to the Form 10-Q of Univar Inc., filed on November 6, 2018.

14.1*	Code Handbook

21.1*	List of Subsidiaries

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Identifies each management compensation plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

ITEM 16.    FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Univar Inc.

By: /s/ CARL J. LUKACH
Carl J. Lukach, Executive Vice President and Chief Financial Officer
Dated February 21, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By: /s/ DAVID C. JUKES	By: /s/ CARL J. LUKACH
David C. Jukes, President and Chief Executive Officer (Principal Executive Officer)	Carl J. Lukach, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
By: /s/ STEPHEN D. NEWLIN	By: /s/ WILLIAM S. STAVROPOULOS
Stephen D. Newlin, Executive Chairman of the Board	William S. Stavropoulos, Lead Director
By: /s/ RHONDA GERMANY BALLINTYN	By: /s/ DANIEL P. DOHENY
Rhonda Germany Ballintyn, Director	Daniel P. Doheny, Director
By: /s/ MARK J. BYRNE	By: /s/ EDWARD J. MOONEY
Mark J. Byrne, Director	Edward J. Mooney, Director
By: /s/ RICHARD P. FOX	By: /s/ KERRY PREETE
Richard P. Fox, Director	Kerry Preete, Director
By: /s/ CHRISTOPHER D. PAPPAS	By: /s/ JOAN BRACA
Christopher D. Pappas, Director	Joan Braca, Director
By: /s/ DAVID H. WASSERMAN	By: /s/ ROBERT L. WOOD
David H. Wasserman, Director	Robert L. Wood, Director