Form 10-Q
period 2019-03-31
Univar Inc.
filed 2019-05-09
CIK 1494319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number 001-37443
__________________________________________________________
Univar Inc.
(Exact name of registrant as specified in its charter)
__________________________________________________________

Delaware	26-1251958
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3075 Highland Parkway, Suite 200 Downers Grove, Illinois	60515
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (331) 777-6000
__________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock ($0.01 par value)	UNVR	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 30, 2019, 169,724,305 shares of the registrant’s common stock, $0.01 par value, were outstanding.

Univar Inc.
Form 10-Q
For the quarterly period ended March 31, 2019

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

Univar Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

		Three months ended March 31,
(in millions, except per share data)	Note	2019	2018
Net sales		$2,160.0	$2,158.0
Cost of goods sold (exclusive of depreciation)		1,663.6	1,671.4
Operating expenses:
Outbound freight and handling		82.9	79.3
Warehousing, selling and administrative		253.4	241.0
Other operating expenses, net	6	164.8	13.6
Depreciation		33.2	31.4
Amortization		14.4	13.4
Total operating expenses		$548.7	$378.7
Operating (loss) income		$(52.3)	$107.9
Other (expense) income:
Interest income		0.6	1.2
Interest expense		(34.8)	(36.1)
Loss on extinguishment of debt		(0.7)	—
Other (expense) income, net	8	(6.1)	2.6
Total other expense		$(41.0)	$(32.3)
(Loss) income from continuing operations before income taxes		(93.3)	75.6
Income tax (benefit) expense from continuing operations	10	(23.3)	10.2
Net (loss) income from continuing operations		$(70.0)	$65.4
Net income from discontinued operations	4	$6.1	$—
Net (loss) income		$(63.9)	$65.4

(Loss) income per common share:
Basic from continuing operations	11	$(0.47)	$0.46
Basic from discontinued operations	11	0.04	—
Basic (loss) income per common share		$(0.43)	$0.46
Diluted from continuing operations	11	(0.47)	0.46
Diluted from discontinued operations	11	0.04	—
Diluted (loss) income per common share		$(0.43)	$0.46

Weighted average common shares outstanding:
Basic	11	149.2	140.9
Diluted	11	149.2	142.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

		Three months ended March 31,
(in millions)	Note	2019	2018
Net (loss) income		$(63.9)	$65.4

Other comprehensive (loss) income, net of tax:
Impact due to adoption of ASU 2018-02 (1)		(3.2)	—
Impact due to adoption of ASU 2017-12 (2)	12	—	0.5
Foreign currency translation	12	8.2	(7.2)
Derivative financial instruments	12	(8.3)	9.1
Total other comprehensive (loss) income, net of tax		$(3.3)	$2.4
Comprehensive (loss) income		$(67.2)	$67.8

(1)
Adjusted due to the adoption of Accounting Standards Update (“ASU”) 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” on January 1, 2019. Refer to “Note 2: Significant accounting policies” for more information.

(2)	Adjusted due to the adoption of ASU 2017-12 “Targeted Improvements to Accounting for Hedging Activities” on January 1, 2018.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	Note	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents		$788.0	$121.6
Trade accounts receivable, net		1,466.5	1,094.7
Inventories		996.6	803.3
Prepaid expenses and other current assets		195.9	169.1
Total current assets		$3,447.0	$2,188.7
Property, plant and equipment, net	14	1,168.2	955.8
Goodwill		2,472.1	1,780.7
Intangible assets, net	14	398.5	238.1
Deferred tax assets		24.4	24.8
Other assets (1)		277.6	84.3
Total assets		$7,787.8	$5,272.4
Liabilities and stockholders’ equity
Current liabilities:
Short-term financing	13	$4.3	$8.1
Trade accounts payable		1,096.7	925.4
Current portion of long-term debt	13	27.2	21.7
Accrued compensation		92.7	93.6
Other accrued expenses		467.0	285.8
Total current liabilities		$1,687.9	$1,334.6
Long-term debt	13	3,694.0	2,350.4
Pension and other postretirement benefit liabilities		252.5	254.4
Deferred tax liabilities		114.4	42.9
Other long-term liabilities (1)		258.0	98.4
Total liabilities		$6,006.8	$4,080.7
Stockholders’ equity:
Preferred stock, 200.0 million shares authorized at $0.01 par value with no shares issued or outstanding as of March 31, 2019 and December 31, 2018		$—	$—
Common stock, 2.0 billion shares authorized at $0.01 par value with 169.7 million and 141.7 million shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively		1.7	1.4
Additional paid-in capital		2,978.0	2,325.0
Accumulated deficit		(822.2)	(761.5)
Accumulated other comprehensive loss	12	(376.5)	(373.2)
Total stockholders’ equity		$1,781.0	$1,191.7
Total liabilities and stockholders’ equity		$7,787.8	$5,272.4

(1)	Operating lease assets and operating lease liabilities are included in other assets and other long-term liabilities. Refer to “Note 18: Leasing” for more information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

		Three months ended March 31,
(in millions)	Note	2019	2018
Operating activities:
Net (loss) income		$(63.9)	$65.4
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization		47.6	44.8
Amortization of deferred financing fees and debt discount		1.8	2.0
Loss on extinguishment of debt		0.7	—
Deferred income taxes		(28.2)	(3.0)
Stock-based compensation expense	6	6.0	9.4
Other		0.5	0.4
Changes in operating assets and liabilities:
Trade accounts receivable, net		(86.6)	(219.4)
Inventories		(42.9)	(80.1)
Prepaid expenses and other current assets		(4.2)	(14.1)
Trade accounts payable		37.3	67.3
Pensions and other postretirement benefit liabilities		(3.3)	(11.6)
Other, net		11.7	(0.1)
Net cash used by operating activities		$(123.5)	$(139.0)
Investing activities:
Purchases of property, plant and equipment		$(16.5)	$(16.2)
Purchases of businesses, net of cash acquired		(1,165.5)	(8.9)
Proceeds from sale of property, plant and equipment		0.7	2.2
Proceeds from sale of business		650.0	—
Other		(1.3)	—
Net cash used by investing activities		$(532.6)	$(22.9)
Financing activities:
Proceeds from issuance of long-term debt	13	$1,341.4	$141.8
Payments on long-term debt and finance lease obligations	13	(4.6)	(320.1)
Short-term financing, net	13	(4.3)	(6.6)
Taxes paid related to net share settlements of stock-based compensation awards		(2.0)	(2.7)
Stock option exercises		—	0.8
Net cash provided (used) by financing activities		$1,330.5	$(186.8)
Effect of exchange rate changes on cash and cash equivalents		$(8.0)	$(2.4)
Net increase (decrease) in cash and cash equivalents		666.4	(351.1)
Cash and cash equivalents at beginning of period		121.6	467.0
Cash and cash equivalents at end of period		$788.0	$115.9
Supplemental disclosure of cash flow information:
Non-cash activities:
Fair value of common stock issued for acquisition of business		$649.3	$—
Additions of property, plant and equipment included in trade accounts payable and other accrued expenses		12.4	7.3
Additions of property, plant and equipment under a finance lease obligation		1.8	6.0
Additions of assets under an operating lease obligation		2.9	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(in millions)	Common stock (shares)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, January 1, 2019	141.7	$1.4	$2,325.0	$(761.5)	$(373.2)	$1,191.7
Impact due to adoption of ASU (1)	—	—	—	3.2	(3.2)	—
Net loss	—	—	—	(63.9)	—	(63.9)
Foreign currency translation adjustment	—	—	—	—	8.2	8.2
Derivative financial instruments, net of tax $2.8	—	—	—	—	(8.3)	(8.3)
Common stock issued for the Nexeo acquisition	27.9	0.3	649.0	—	—	649.3
Restricted stock units vested	0.2	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.1)	—	(2.0)	—	—	(2.0)
Stock-based compensation	—	—	6.0	—	—	6.0
Balance, March 31, 2019	169.7	$1.7	$2,978.0	$(822.2)	$(376.5)	$1,781.0

(in millions)	Common stock (shares)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, January 1, 2018	141.1	$1.4	$2,301.3	$(934.1)	$(278.5)	$1,090.1
Impact due to adoption of ASU’s, net of tax ($0.3) (2)	—	—	—	0.3	0.5	0.8
Net income	—	—	—	65.4	—	65.4
Foreign currency translation adjustment	—	—	—	—	(7.2)	(7.2)
Derivative financial instruments, net of tax ($3.2)	—	—	—	—	9.1	9.1
Restricted stock units vested	0.2	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.1)	—	(2.7)	—	—	(2.7)
Stock option exercises	0.1	—	0.8	—	—	0.8
Stock-based compensation	—	—	9.4	—	—	9.4
Balance, March 31, 2018	141.3	$1.4	$2,308.8	$(868.4)	$(276.1)	$1,165.7

(1)
Adjusted due to the adoption of ASU 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” on January 1, 2019. Refer to “Note 2: Significant accounting policies” for more information.

(2)	Adjusted due to the adoption of ASU 2014-09 “Revenue from Contracts with Customers” and ASU 2017-12 “Targeted Improvements to Accounting for Hedging Activities” on January 1, 2018.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Notes to Condensed Consolidated Financial Statements
As of March 31, 2019 and
For the Three Month Periods Ended March 31, 2019 and 2018
(Unaudited)
1. Nature of operations
Headquartered in Downers Grove, Illinois, Univar Inc. (“the Company” or “Univar”) is a leading global chemicals and ingredients distributor and provider of specialty chemicals. The Company’s operations are structured into four operating segments that represent the geographic areas under which the Company manages its business:

•	Univar USA (“USA”)

•	Univar Canada (“Canada”)

•	Univar Europe, the Middle East and Africa (“EMEA”)

•	Latin America (“LATAM”)
In 2019, the Company renamed its “Rest of World” segment “Latin America” which includes certain developing businesses in Latin America (including Brazil and Mexico) and the Asia-Pacific region.
2. Significant accounting policies
Basis of presentation
The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) as applicable to interim financial reporting. Unless otherwise indicated, all financial data presented in these condensed consolidated financial statements are expressed in US dollars. These condensed consolidated financial statements, in the Company’s opinion, include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, comprehensive income, cash flows and changes in stockholders’ equity. The results of operations for the periods presented are not necessarily indicative of the operating results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
Recently issued and adopted accounting pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 “Leases” (Topic 842), which supersedes the lease recognition requirements in ASC Topic 840, “Leases.” On January 1, 2019, the Company adopted the new Accounting Standards Codification (“ASC”) Topic 842 (“new lease standard”) using the modified retrospective method. The Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the historical lease classification to carryforward. The Company also made an accounting policy election to not recognize leases with an initial term of 12 months or less on the balance sheet. The Company will recognize short-term lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term. The Company recognized the cumulative effect of initially applying the new lease standard as an adjustment to the 2019 opening balance sheet. The cumulative effect of the standard’s adoption also includes adjustments related to previously unrecognized finance leases. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The cumulative effect of the changes made to the January 1, 2019 condensed consolidated balance sheet for the adoption of ASU 2016-02 “Leases” (Topic 842) is as follows:

(in millions)	Balance at December 31, 2018	Adjustments due to ASU 2016-02	Balance at January 1, 2019
Assets
Property, plant and equipment, net	$955.8	$5.4	$961.2
Other assets	84.3	166.8	251.1
Liabilities
Current portion of long-term debt	$21.7	$(4.5)	$17.2
Other accrued expenses	285.8	43.8	329.6
Long-term debt	2,350.4	9.9	2,360.3
Other long-term liabilities	98.4	123.0	221.4
In February 2018, the FASB issued ASU 2018-02 “Income Statement - Reporting Comprehensive Income” (Topic 220)  “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“AOCI”) which gave entities the option to reclassify certain tax effects the FASB refers to as having been stranded, resulting from the Tax Cuts and Jobs Act from AOCI to retained earnings. The Company adopted the ASU as of January 1, 2019 and elected to reclassify $3.2 million of the stranded tax effects from accumulated other comprehensive loss to accumulated deficit.
The Company also adopted the following standard during 2019, which did not have a material impact to the financial statements or financial statement disclosures:

Standard		Effective date
2018-16	Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes	January 1, 2019
Accounting pronouncements issued and not yet adopted
In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement” (Topic 820) - “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The ASU amends the requirements related to fair value disclosures to include new disclosure requirements and eliminates or modifies certain historic disclosures. The ASU amendment was part of the FASB’s disclosure framework project that is designed to increase the effectiveness of companies’ disclosures to the users of the financial statements and footnotes. This guidance will be effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years. Early adoption is permitted. The Company is currently determining the impact to the Company’s disclosure requirements, which will be reflected in the footnote disclosures subsequent to the ASU adoption on January 1, 2020.
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
3. Business combinations
2019 Acquisitions
Acquisition of Nexeo
On February 28, 2019, the Company completed its previously announced acquisition of 100% of the equity interest of Nexeo Solutions, Inc., (“Nexeo”), a leading global chemicals and plastics distributor. The acquisition expands and strengthens Univar’s presence in North America and provides expanded opportunities to create the largest North American sales force in chemical and ingredients distribution and the broadest product offering.
The total purchase price of the acquisition was $1,814.8 million, composed of $1,165.5 million of cash paid (net of cash acquired of $46.8 million) and $649.3 million of newly issued shares of Univar common stock, which represented approximately 27.9 million shares of Univar common stock, based on Univar’s closing stock price of $23.29 on February 27, 2019. Under the merger agreement, each share of Nexeo stock issued and outstanding converted into 0.305 shares of Univar common stock and $3.02 in cash. As part of the acquisition, approximately $936.3 million of Nexeo’s debt and other long-term liabilities were repaid by Univar using the proceeds from long-term debt issued on February 28, 2019.
The $1,165.5 million cash payments along, with acquisition related costs, were funded through the proceeds from $781.5 million of incremental Term B Loans, $309.3 million borrowings under the New Senior ABL Facility and $175.0 million borrowings under the ABL Term Loan. Refer to “Note 13: Debt” for more information.
The initial accounting for this acquisition is considered preliminary, and is subject to adjustments upon receipt of additional information relevant to the acquisition, including working capital adjustments, valuations for certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired and related deferred income taxes. Management has engaged a third-party valuation firm to assist in the valuation of certain Nexeo’s tangible and intangible assets. This valuation is in process and the preliminary values below are based on initial information that continues to be subject to the completion of the valuation and allocation of the assets acquired.

The preliminary purchase price allocation at February 28, 2019 is as follows:

(in millions)
Trade accounts receivable, net	$286.9
Inventories	149.0
Prepaid expenses and other current assets	27.2
Assets held for sale	1,030.9
Property, plant and equipment, net	227.4
Goodwill	682.2
Intangible assets, net	173.9
Other assets	37.0
Trade accounts payable	(133.7)
Other accrued expenses	(94.9)
Liabilities held for sale	(390.9)
Deferred tax liabilities	(102.3)
Other long-term liabilities	(77.9)
Purchase consideration, net of cash	$1,814.8
Assets and liabilities held for sale are related to the Nexeo plastics distribution business (“Nexeo Plastics”). Nexeo Plastics was not aligned with the Company's strategic objectives and, on March 29, 2019, the business was sold to an affiliate of One Rock Capital Partners, LLC for total proceeds of $650.0 million, including $10.0 million for estimated excess working capital. Refer to “Note 4: Discontinued operations” for further information.
The Company recorded $682.2 million of goodwill which is primarily attributable to expected synergies from combining operations. The Company is in process of determining its allocation of goodwill to its USA, Canada and LATAM reporting units as well as determining if goodwill is expected to be deductible for income tax purposes.
The Company assumed 50.0 million warrants, equivalent to 25.0 million Nexeo shares, with an estimated aggregate fair value of $26.0 million at the February 28, 2019 closing date. The warrants were converted into the right to receive, upon exercise, the merger consideration consisting of approximately 7.6 million shares of Univar common stock plus cash. The warrants have an exercise price of $27.80. These warrants will expire on June 9, 2021. The Company recorded the warrants as other long-term liabilities within the condensed consolidated balance sheet. Refer to “Note 15: Fair value measurements” for more information.
The amounts of net sales and net income from continuing operations related to the Nexeo chemical distribution business, included in the Company’s condensed consolidated statements of operations from March 1, 2019 to March 31, 2019 are as follows:

(in millions)
Net sales	$155.6
Net loss from continuing operations	(7.2)
The following unaudited pro forma financial information combines the unaudited results of operations as if the acquisition of Nexeo had occurred at the beginning of the periods presented below. The unaudited pro forma results for all periods presented below exclude the results of operations related to Nexeo Plastics, as this divestiture was reflected as discontinued operations. Refer to “Note 4: Discontinued operations” for additional information.
The unaudited pro forma financial information is as follows:

	Three months ended March 31,
(in millions)	2019	2018
Net sales	$2,486.0	$2,682.1
Net (loss) income from continuing operations	(59.8)	85.4
The pro forma financial information is for comparative purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2018.

The unaudited pro forma information is based upon accounting estimates and judgments that we believe are reasonable. The unaudited pro forma information reflects adjustments directly attributed to the business combination including amortization on acquired intangible assets, interest expense, transaction and acquisition related costs and the related tax effects.
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
The operating results subsequent to the acquisition date did not have a significant impact on the condensed consolidated financial statements of the Company. The accounting for this acquisition has only been preliminarily determined.
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
The operating results subsequent to the acquisition date did not have a significant impact on the condensed consolidated financial statements of the Company. The accounting for these acquisitions was complete as of March 31, 2019.
4. Discontinued operations
On March 29, 2019, the Company completed the sale of the plastics distribution business of Nexeo to an affiliate of One Rock Capital Partners, LLC for total proceeds of $650.0 million, including $10.0 million for estimated excess working capital.
In connection with the transaction, the Company entered into a Transition Services Agreement (TSA), a Warehouse Service Agreement (WSA) and Real Property Agreements with One Rock Capital Partners, LLC which are designed to ensure and facilitate an orderly transfer of business operations. The services provided under the transitional arrangements will terminate at various times, between six and twenty-four months and can be renewed with a maximum of two twelve-month periods. The income and expense for the services will be reported as other operating expenses, net in the condensed consolidated statements of operations. The Real Property Agreements will have a maximum tenure of three years. These arrangements do not constitute significant continuing involvement in the plastics distribution business.
The following table summarizes the operating results of the Company’s discontinued operations related to the sale described above for the period from March 1, 2019 to March 31, 2019, as presented in “Net income from discontinued operations” on the condensed consolidated statements of operations.

(in millions)	Three months ended March 31, 2019
External sales	$156.9
Cost of goods sold (exclusive of depreciation)	136.7
Outbound freight and handling	3.5
Warehousing, selling and administrative	7.9
Other expenses	1.4
Income from discontinued operations before income taxes	$7.4
Income tax expense from discontinued operations	1.3
Net income from discontinued operations	$6.1
There were no significant non-cash operating activities from the Company’s discontinued operations related to the plastics distribution business.

5. Revenue
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
The following table disaggregates external customer net sales by major stream:

(in millions)	USA	Canada	EMEA	LATAM	Consolidated
	Three months ended March 31, 2019
Chemical Distribution	$1,247.5	$211.7	$483.4	$92.6	$2,035.2
Crop Sciences	—	50.5	—	—	50.5
Services	59.7	11.6	0.3	2.7	74.3
Total external customer net sales	$1,307.2	$273.8	$483.7	$95.3	$2,160.0
Revenue is recognized when performance obligations under the terms of the contract are satisfied, which generally occurs when goods or services are transferred to a customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Payment terms and conditions vary by regions where the Company performs business and contract types. The term between invoicing and when payment is due is generally one year or less. As of March 31, 2019, none of the Company’s contracts contained a significant financing component.
Revenue is recognized if the Company has a customer initiated request, the materials are properly segregated and designated as belonging to the customer, materials are ready to be transferred to the customer and Univar is unable to direct the materials to service another customer. In addition, the Company has certain contractual relationships designated as an agency relationship, which requires the Company to recognize revenues on a net basis.
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
Services
The Company generates revenue from services as they are performed and economic value is transferred to customers. Univar’s services provided to customers are primarily related to waste management services and warehousing services. Waste management services is primarily related to plant maintenance, environmental contracting, environmental consulting and the collection and disposal of both hazardous and non-hazardous waste products. Warehousing services is primarily inclusive of blending, warehousing, logistics and distribution services for customers. Waste management and warehousing services are recognized over time as the performance obligations are satisfied.

Costs to obtain or fulfill contracts with customers
Univar expenses costs to obtain contracts when the contract term and benefit period is expected to be one year or less. Contract costs where the contract term and benefit period is expected to be more than a year are capitalized and amortized over the performance obligation period. Capitalized contract costs of $1.3 million and $5.5 million are included in other current assets and other assets as of March 31, 2019.
Deferred revenue
Deferred revenues are recognized as a contract liability when customers provide Univar with consideration prior to the Company satisfying a performance obligation. The following table provides information pertaining to the deferred revenue balance and account activity:

(in millions)
Deferred revenue as of January 1, 2019	$45.6
Deferred revenue as of March 31, 2019	49.8
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	14.2
The deferred revenue balances are all expected to have a duration of one year or less and are recorded within the other accrued expenses line item of the condensed consolidated balance sheet.
6. Other operating expenses, net
Other operating expenses, net consisted of the following activity:

	Three months ended March 31,
(in millions)	2019	2018
Stock-based compensation expense	$6.0	$9.4
Restructuring charges	0.1	0.5
Other employee termination costs	12.9	2.4
Acquisition and integration related expenses	77.1	0.4
Saccharin legal settlement	62.5	—
Other	6.2	0.9
Total other operating expenses, net	$164.8	$13.6
7. Restructuring charges
Restructuring charges recorded relate to large, strategic initiatives aimed at streamlining the Company’s cost structure and improving its operations. These actions primarily result in workforce reductions, lease termination costs and other facility rationalization costs. Restructuring charges are recorded in other operating expenses, net in the condensed consolidated statement of operations.
2018 Restructuring
In 2018, the Company recorded restructuring charges of $3.2 million in USA, consisting of $3.1 million in employee termination costs and $0.1 million in other exit costs for employees impacted by a decision to consolidate departments. Additionally, the Company recorded restructuring charges of $0.9 million in Other, relating to employee termination costs. During the three months ended March 31, 2019, the Company recorded restructuring charges of $0.3 million in USA, consisting of $0.2 million in employee termination costs and $0.1 million in other exit costs. The Company expects to incur approximately $4.4 million of additional employee termination and other exit costs over the next year and expects this program to be substantially completed by 2020.
Also during the year ended December 31, 2018, the Company recorded restructuring charges of $0.9 million in EMEA relating to employee termination costs. The Company reduced its estimate in the amount of $0.2 million within employee termination costs for this program during the three months ended March 31, 2019. The Company does not expect to incur material costs in the future related to this restructuring program. The actions associated with this program are expected to be completed by the end of 2019.
The cost information above does not contain any estimates for programs that may be developed and implemented in future periods.

The following table summarizes activity related to accrued liabilities associated with restructuring:

(in millions)	January 1, 2019	Charge to earnings	Cash paid	Non-cash and other	March 31, 2019
Employee termination costs	$4.2	$—	$(1.5)	$—	$2.7
Facility exit costs	5.0	—	—	—	5.0
Other exit costs	0.2	0.1	—	—	0.3
Total	$9.4	$0.1	$(1.5)	$—	$8.0

(in millions)	January 1, 2018	Charge to earnings	Cash paid	Non-cash and other	December 31, 2018
Employee termination costs	$3.0	$5.3	$(3.4)	$(0.7)	$4.2
Facility exit costs	10.2	(0.7)	(4.4)	(0.1)	5.0
Other exit costs	(0.5)	0.2	(0.1)	0.6	0.2
Total	$12.7	$4.8	$(7.9)	$(0.2)	$9.4

Restructuring liabilities of $7.7 million and $5.9 million were classified as current in other accrued expenses in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively. The long-term portion of restructuring liabilities of $0.3 million and $3.5 million were recorded in other long-term liabilities in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively, and primarily consists of facility exit costs that are expected to be paid within the next five years.
While the Company believes the recorded restructuring liabilities are adequate, revisions to current estimates may be recorded in future periods based on new information as it becomes available.
In 2019, the Company expects to incur restructuring charges related to the February 2019 Nexeo acquisition. These charges are expected to include the estimated costs for optimizing its North American chemical operating facilities and integrating the Company’s combined business support functions.
8. Other (expense) income, net
Other (expense) income, net consisted of the following gains (losses):

	Three months ended March 31,
(in millions)	2019	2018
Foreign currency transactions	$(0.7)	$(0.1)
Foreign currency denominated loans revaluation	5.2	1.2
Undesignated foreign currency derivative instruments (1)	(9.9)	(1.3)
Undesignated interest rate swap contracts (1)	0.2	—
Non-operating retirement benefits (2)	0.6	3.5
Other	(1.5)	(0.7)
Total other (expense) income, net	$(6.1)	$2.6

(1)	Refer to “Note 16: Derivatives” for more information.

(2)	Refer to “Note 9: Employee benefit plans” for more information.

9. Employee benefit plans
The following table summarizes the components of net periodic cost (benefit) recognized in the condensed consolidated statements of operations:

	Domestic - Defined Benefit Pension Plans		Foreign - Defined Benefit Pension Plans
	Three months ended March 31,		Three months ended March 31,
(in millions)	2019	2018	2019	2018
Service cost (1)	$—	$—	$0.6	$0.7
Interest cost (2)	6.8	6.8	3.9	4.0
Expected return on plan assets (2)	(6.3)	(7.8)	(5.0)	(6.5)
Prior service cost (credits) (2)	—	—	—	—
Net periodic cost (benefit)	$0.5	$(1.0)	$(0.5)	$(1.8)

(1)	Service cost is included in warehouse, selling and administrative expenses.

(2)	These amounts are included in other (expense) income, net.
10. Income taxes
The Company’s tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that occur in the relevant period. Each quarter, an estimate of the annual effective tax rate is updated should management revise its forecast of earnings based upon the Company’s operating results. If there is a change in the estimated effective annual tax rate, a cumulative adjustment is made. The quarterly income tax provision and forecast estimate of the annual effective income tax rate may be subject to volatility due to several factors, including the complexity in forecasting jurisdictional earnings before income tax, the rate of realization of forecasting earnings or losses by quarter, acquisitions, divestitures, foreign currency gains and losses, pension gains and losses, and other factors.
The income tax benefit for the three months ended March 31, 2019 was $23.3 million, resulting in an effective income tax rate of 25.0%. A discrete tax benefit of $10.2 million was included in the $23.3 million tax benefit. The Company’s effective income tax rate without discrete items was 42.6%, higher than the US federal statutory rate of 21.0%. This is primarily due to the impact of the Nexeo related acquisition and integration costs, along with state taxes, foreign rate differential, non-deductible compensation and other expenses, and an increase in the valuation allowance on certain income tax attributes. The discrete tax benefit of $10.2 million is substantially attributable to the indirect effects of the Nexeo plastics sale.
The income tax expense for the three months ended March 31, 2018 was $10.2 million, resulting in an effective income tax rate of 13.5%. The Company’s effective income tax rate for the three month period ended March 31, 2018 was lower than the US federal statutory rate of 21.0% primarily due to discrete tax benefits of a $9.0 million release of valuation allowance on certain foreign tax attributes and a $2.7 million recognition of previously unrecognized tax benefits due to a statute of limitation expiration. Without consideration of the total $12.3 million discrete benefits in the period, the Company’s estimated effective annual tax rate was 29.5%, which is higher than the US federal rate of 21.0% due to state income taxes, foreign rate differential, and the overall impact of the new provisions of the Tax Cuts and Jobs Act.

11. Earnings per share
The following table presents the basic and diluted earnings per share computations:

	Three months ended March 31,
(in millions, except per share data)	2019	2018
Basic:
Net (loss) income from continuing operations	$(70.0)	$65.4
Net income from discontinued operations	6.1	—
Net (loss) income	$(63.9)	$65.4
Less: earnings allocated to participating securities	—	0.1
Earnings allocated to common shares outstanding	$(63.9)	$65.3

Weighted average common shares outstanding	149.2	140.9
Basic (loss) income per common share from continuing operations	$(0.47)	$0.46
Basic income per common share from discontinued operations	0.04	—
Basic (loss) income per common share	$(0.43)	$0.46

Diluted:
Net (loss) income from continuing operations	$(70.0)	$65.4
Net income from discontinued operations	6.1	—
Net (loss) income	$(63.9)	$65.4
Less: earnings allocated to participating securities	—	—
Earnings allocated to common shares outstanding	$(63.9)	$65.4

Weighted average common shares outstanding	149.2	140.9
Effect of dilutive securities: stock compensation plans (1)	—	1.1
Weighted average common shares outstanding – diluted	149.2	142.0
Diluted (loss) income per common share from continuing operations	$(0.47)	$0.46
Diluted income per common share from discontinued operations	0.04	—
Diluted (loss) income per common share	$(0.43)	$0.46

(1)
Stock options to purchase 2.8 million and 0.6 million shares of common stock and restricted stock of 0.7 million and nil were outstanding during the three months ended March 31, 2019 and 2018, respectively, but were not included in the calculation of diluted income per share as the impact of these awards would have been anti-dilutive. Diluted shares outstanding also did not include 0.8 million shares of common stock issuable on the exercise of warrants because the warrants were out-of-the-money for the three months ended March 31, 2019.

12. Accumulated other comprehensive loss
The following tables present the changes in accumulated other comprehensive loss by component, net of tax:

(in millions)	Cash flow hedges	Defined benefit pension items	Currency translation items	Total
Balance as of December 31, 2018	$8.9	$(1.1)	$(381.0)	$(373.2)
Impact due to adoption of ASU 2018-02 (1)	1.5	—	(4.7)	(3.2)
Other comprehensive (loss) income before reclassifications	(5.5)	—	8.2	2.7
Amounts reclassified from accumulated other comprehensive loss	(2.8)	—	—	(2.8)
Net current period other comprehensive (loss) income	$(6.8)	$—	$3.5	$(3.3)
Balance as of March 31, 2019	$2.1	$(1.1)	$(377.5)	$(376.5)

Balance as of December 31, 2017	$6.7	$(1.2)	$(284.0)	$(278.5)
Impact due to adoption of ASU 2017-12 (2)	0.5	—	—	0.5
Other comprehensive income (loss) before reclassifications	9.1	—	(7.2)	1.9
Net current period other comprehensive income (loss)	$9.6	$—	$(7.2)	$2.4
Balance as of March 31, 2018	$16.3	$(1.2)	$(291.2)	$(276.1)

(1)
Adjusted due to the adoption of ASU 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” on January 1, 2019. Refer to “Note 2: Significant accounting policies” for more information.

(2)	Adjusted due to the adoption of ASU 2017-12 “Targeted Improvements to Accounting for Hedging Activities” on January 1, 2018.

The following is a summary of the amounts reclassified from accumulated other comprehensive loss to net (loss) income:

	Three months ended March 31,
(in millions)	2019 (1)	2018 (1)	Location of impact on statement of operations
Cash flow hedges:
Interest rate swap contracts	$(3.8)	$—	Interest expense
Tax expense	1.0	—	Income tax (benefit) expense
Net of tax	$(2.8)	$—
Total reclassifications for the period	$(2.8)	$—

(1)	Amounts in parentheses indicate credits to net income in the condensed consolidated statement of operations.

13. Debt
Short-term financing
Short-term financing consisted of the following:

(in millions)	March 31, 2019	December 31, 2018
Amounts drawn under credit facilities	$3.4	$4.7
Bank overdrafts	0.9	3.4
Total short-term financing	$4.3	$8.1
As of March 31, 2019 and December 31, 2018, the Company had $180.0 million and $139.4 million in outstanding letters of credit, respectively.
Long-term debt
Long-term debt consisted of the following:

(in millions)	March 31, 2019	December 31, 2018
Senior Term Loan Facilities:
Term B Loan due 2024, variable interest rate of 4.75% and 4.77% at March 31, 2019 and December 31, 2018, respectively	$1,747.8	$1,747.8
Euro Term B-2 Loan due 2024, variable interest rate of 2.75% at March 31, 2019	476.8	—
Term B-4 Loan due 2024, variable interest rate of 5.00% at March 31, 2019	300.0	—
Asset Backed Loan (ABL) Facilities:
North American ABL Facility due 2024, variable interest rate of 4.11% at March 31, 2019	524.2	—
Canadian ABL Term Loan due 2022, variable interest rate of 4.23% at March 31, 2019	172.3	—
Euro ABL Facility due 2023, variable interest rate of 1.75% at March 31, 2019 and December 31, 2018	62.8	58.5
North American ABL Facility due 2020, variable interest rate of 4.19% at December 31, 2018 (amended February 2019)	—	134.7
Senior Unsecured Notes:
Senior Unsecured Notes due 2023, fixed interest rate of 6.75% at March 31, 2019 and December 31, 2018	399.5	399.5
Finance lease obligations	71.0	54.8
Total long-term debt before discount	$3,754.4	$2,395.3
Less: unamortized debt issuance costs and discount on debt	(33.2)	(23.2)
Total long-term debt	$3,721.2	$2,372.1
Less: current maturities	(27.2)	(21.7)
Total long-term debt, excluding current maturities	$3,694.0	$2,350.4

The weighted average interest rate on long-term debt was 4.21% and 4.29% as of March 31, 2019 and December 31, 2018, respectively.
On February 28, 2019, the Company and certain of its subsidiaries entered into the Fourth Amendment (the “Fourth Amendment”) to that certain credit agreement, dated July 1, 2015 (as amended prior to the Fourth Amendment, the “Credit Agreement” and as amended by the Fourth Amendment, the “Amended Credit Agreement”). Pursuant to the Fourth Amendment, Goldman Sachs Bank USA and the other lenders agreed to provide a new Term B-4 loan facility in an aggregate principal amount of $300.0 million and a new Euro Term B-2 loan facility in an aggregate principal amount of €425.0 million (collectively, the “Incremental Term Loans”, and together with the Amended Credit Agreement, the “Senior Term Facilities”).
The interest rates applicable to the term loans under the Senior Term Facilities are based on, at the borrower’s option, (i) in the case of dollar denominated Term B-4 loan facility, a fluctuating rate of interest determined by reference to a base rate plus an applicable margin equal to 1.75% or a Eurocurrency rate plus an applicable margin equal to 2.75% (in each case with one 0.25% step down based on achievement of a specific leverage level) and (ii) in the case of Euro denominated Euro Term B-2 loan facility, a fluctuating rate of interest determined by reference to a EURIBOR rate plus an applicable margin equal to 2.75%. The Term B-4 loan and the Euro Term B-2 loan are payable in quarterly installments of 0.25% of the aggregate initial principal amount, respectively, commencing June 30, 2019 with the remaining balances due on the maturity date of July 1, 2024. The Company can repay either loan in whole or part without penalty.
On February 28, 2019, the Company and certain of its US and Canadian subsidiaries entered into an Amended and Restated ABL Credit Agreement pursuant to which Bank of America N.A. and the other lenders party thereto agreed to provide for a five year senior secured ABL credit facility in an aggregate amount of $1.2 billion US dollars and $325.0 million Canadian dollars and a three year secured Canadian dollar ABL term loan facility (“ABL Term Loan”) in an aggregate principal amount of the Canadian dollar equivalent of $175.0 million (collectively, the “New Senior ABL Facility”). The New Senior ABL Facility amends and restates in full the ABL facility entered into by Univar on July 28, 2015. Under the two revolving tranches, the borrowers may request loan advances and make loan repayments until the maturity date of February 28, 2024. The maximum amount available to borrowed under the New Senior ABL Facility will be determined by a borrowing base consisting of eligible inventory, eligible accounts receivable and cash of Univar and certain of its subsidiaries.
The interest rates applicable to the loans under the New Senior ABL Facility are based on, at the borrower’s option, (i) with respect to initial term loan facility under the New Senior ABL Facility, a fluctuating rate of interest determined by reference to either a base rate plus an applicable margin ranging from 1.00% to 1.25% and a prime rate plus an applicable margin ranging from 2.00% to 2.25% and (ii) with respect to the US and Canadian revolving loans under the New Senior ABL Facility, a fluctuating rate of interest determined by reference to a base rate plus an applicable margin ranging from 0.25% to 0.50% or a prime rate or Eurocurrency rate plus an applicable margin ranging from 1.25% to 1.50%. The applicable margin will be adjusted after the completion of each full fiscal quarter based upon the pricing grid in the New Senior ABL Facility. The ABL Term Loan is payable in quarterly installments of 25.0% of the aggregate initial principal amount commencing June 30, 2021 with a final amortization payment on February 28, 2022.
Assets pledged under the New Senior ABL Facility, Senior Term Facilities and the Euro ABL include $696.2 million of cash, $1,257.0 million of trade accounts receivable, net, $861.9 million of inventories, $94.5 million of prepaid expenses and other current assets and $973.6 million of property, plant and equipment, net.
As a result of the February 2019 amendment related to the New Senior ABL Facility, the Company recognized a loss on extinguishment of debt of $0.7 million during the three months ended March 31, 2019.
14. Supplemental balance sheet information
Property, plant and equipment, net

(in millions)	March 31, 2019	December 31, 2018
Property, plant and equipment, at cost	$2,175.7	$1,925.9
Less: accumulated depreciation	(1,007.5)	(970.1)
Property, plant and equipment, net	$1,168.2	$955.8
Finance lease assets, net
Included within property, plant and equipment, net are assets related to finance leases where the Company is the lessee. The below table summarizes the cost and accumulated depreciation related to these assets:

(in millions)	March 31, 2019	December 31, 2018
Finance lease assets, at cost	$113.8	$89.4
Less: accumulated depreciation	(45.9)	(37.4)
Finance lease assets, net	$67.9	$52.0

Intangible assets, net
The gross carrying amounts and accumulated amortization of the Company’s intangible assets were as follows:

	March 31, 2019			December 31, 2018
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships	$1,022.2	$(635.1)	$387.1	$846.1	$(620.3)	$225.8
Other	175.4	(164.0)	11.4	175.1	(162.8)	12.3
Total intangible assets	$1,197.6	$(799.1)	$398.5	$1,021.2	$(783.1)	$238.1
Other intangible assets consist of intellectual property trademarks, trade names, supplier relationships, non-compete agreements and exclusive distribution rights.
Other accrued expenses
As of March 31, 2019 and December 31, 2018, there were no components within other accrued expenses that were greater than five percent of total current liabilities.
15. Fair value measurements
Items measured at fair value on a recurring basis
The following table presents the Company’s gross assets and liabilities measured on a recurring basis:

	Level 2		Level 3
(in millions)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Financial current assets:
Forward currency contracts	$0.8	$0.3	$—	$—
Interest rate swap contracts	8.0	12.4	—	—
Financial non-current assets:
Interest rate swap contracts	—	1.5	—	—
Financial current liabilities:
Forward currency contracts	0.7	0.2	—	—
Financial non-current liabilities:
Interest rate swap contracts	5.0	—	—	—
Warrant liability	—	—	21.6	—
The net amounts by legal entity related to forward currency contracts included in prepaid and other current assets were $0.8 million and $0.3 million as of March 31, 2019 and December 31, 2018, respectively. The net amounts related to forward currency contracts included in other accrued expenses were $0.7 million and $0.2 million as of March 31, 2019 and December 31, 2018, respectively.
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
The warrant liability in the table above consisted of the fair value of warrants assumed in connection with the Nexeo acquisition. Refer to “Note 3: Business combinations” for more information. The fair value of the warrant liability is calculated using the Black-Scholes-Merton option valuation model. The fair value of the warrants was computed using the following assumptions: expected option life two years, volatility 23.8%, and risk-free interest rate of 2.27%. As the Company does not have sufficient historical volatility data, the expected volatility is based on the average historical data of a peer group of public companies over a period equal to the expected term of the stock options. The risk-free interest rate assumption was based on the US Treasury rates. Based on the valuation methodology, the warrant liability is classified as Level 3 in the fair value hierarchy.

The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consists of the warrant liability related to the Nexeo acquisition.

(in millions)	Warrant Liability
Fair value as of December 31, 2018	$—
Additions	26.0
Fair value adjustments	(4.4)
Fair value as of March 31, 2019	$21.6
Fair value adjustments are recorded within other operating expenses, net in the condensed consolidated statement of operations.
Financial instruments not carried at fair value
The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	March 31, 2019		December 31, 2018
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt including current portion (Level 2)	$3,721.2	$3,766.4	$2,372.1	$2,314.3
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
16. Derivatives
Interest rate swaps
The objective of the designated interest rate swap contracts is to offset the variability of cash flows in LIBOR indexed debt interest payments attributable to changes in the aforementioned benchmark interest rate related to the USD Term B Loans and USA ABL Facility due 2024.
As of March 31, 2019 and December 31, 2018, the Company had interest rate swap contracts with a total notional amount of $2.3 billion and $2.0 billion, respectively. In March 2019 and December 2018, the Company entered into interest rate swap contracts with a total notional amount of $300.0 million and $500.0 million effective March 2019 and June 2019, respectively whereby a fixed rate of interest (weighted average of 2.27% and 2.73%, respectively) is paid and a variable rate of interest (three-month LIBOR) is received as calculated on the notional amount. In 2017, the Company entered into interest rate swap contracts with a remaining notional amount of $1.5 billion whereby a fixed rate of interest (weighted average of 1.70%) is paid and a variable rate of interest (three-month LIBOR) is received as calculated on the notional amount.
As of March 31, 2019, the designated interest rate swaps held by the Company continue to qualify for hedge accounting. The Company recognizes the changes in fair value of the interest rate swap contracts, whether it is due to effectiveness or ineffectiveness, in other comprehensive income and subsequently is reclassified to the income statement when the hedged item impacts earnings.
During the three months ended March 31, 2019, there were $3.8 million in gains on our interest rate swap contracts that were reclassified to interest expense in the condensed consolidated statement of operations. As of March 31, 2019, we estimate that $7.6 million of derivative gains included in accumulated other comprehensive loss will be reclassified into the condensed consolidated statement of operations within the next 12 months. The activity related to our cash flow hedges is included in “Note 12: Accumulated other comprehensive loss.”
In March 2019, the Company entered into an interest rate swap contract with a total notional amount of $200.0 million effective March 2019 which is not designated against long-term debt. The interest rate swap is used to manage interest rate risk. The Company does not apply hedge accounting for this interest rate swap contract. Changes in fair value of the interest rate swap contract is recognized directly in other (expense) income, net in the condensed consolidated statement of operations. Refer to “Note 8: Other (expense) income, net” for additional information.

The fair value of interest rate swaps is recorded either in prepaid expenses and other current assets, other assets, other accrued expenses or other long-term liabilities in the condensed consolidated balance sheets. As of March 31, 2019 and December 31, 2018, a current asset of $8.0 million and $12.4 million was included in other current assets, respectively. As of March 31, 2019 a non-current liability of $5.0 million was included in other long-term liabilities. As of December 31, 2018, a non-current asset of $1.5 million was included in other assets.
Foreign currency derivatives
The Company uses forward currency contracts to hedge earnings from the effects of foreign exchange relating to certain of the Company’s monetary assets and liabilities denominated in a foreign currency. These derivative instruments are not formally designated as hedges by the Company and the terms of these instruments range from one to three months. Forward currency contracts are recorded at fair value in either prepaid expenses and other current assets or other accrued expenses in the condensed consolidated balance sheet, reflecting their short-term nature. The fair value adjustments and gains and losses are included in other (expense) income, net within the condensed consolidated statements of operations. Refer to “Note 8: Other (expense) income, net” for more information. On February 28, 2019, the Company entered into a new forward currency contract with a total notional amount of €425.0 million ($485.2 million) to hedge foreign exchange risk related to the Euro Term B loan. The total notional amount of undesignated forward currency contracts were $504.4 million and $108.1 million as of March 31, 2019 and December 31, 2018, respectively.
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
The Company is subject to liabilities from claims alleging personal injury from exposure to asbestos. The claims result primarily from an indemnification obligation related to Univar USA Inc.’s (“Univar”) 1986 purchase of McKesson Chemical Company from McKesson Corporation (“McKesson”). Univar is also a defendant in a small number of asbestos claims. As of March 31, 2019, there were fewer than 105 asbestos-related claims for which the Company has liability for defense and indemnity pursuant to the indemnification obligation. The volume of such cases has decreased in recent quarters. Historically, the vast majority of the claims against both McKesson and Univar have been dismissed without payment. The Company does incur costs in defending these claims. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of these matters will have a material effect on its overall financial position, results of operations or cash flows. However, the Company cannot predict the outcome of any present or future claims or litigation and adverse developments could negatively impact earnings or cash flows in a particular future period.
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
In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; changes in the scope of remediation; the interpretation, application and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of the Company’s involvement at various sites for which the Company is allegedly associated. It is the Company’s policy to record appropriate liabilities on a case by case basis when remedial efforts or claims are probable and the costs are reasonable to estimate. We continually monitor our own sites and work with other potentially responsible parties to deploy feasible remediation techniques. The recorded liabilities are adjusted periodically as remediation progresses or other relevant information becomes available. The level of annual expenditures for remedial, monitoring and investigatory activities will change in the future as components of planned remediation activities are completed and the scope, timing and costs of remediation are changed. Given the uncertainties regarding laws, regulations, technology, information related to sites and potentially responsible parties, the Company does not believe it is possible to develop an estimate of the range of reasonably possible losses in excess of the recorded liabilities. Project lives vary, depending on the specific site and type of remediation project. Associated cash payments are expected to be paid from operating activities.
Changes in total environmental liabilities are as follows:

	Three months ended March 31,
(in millions)	2019	2018
Environmental liabilities at beginning of period	$83.5	$89.2
Revised obligation estimates	4.1	2.2
Environmental payments	(4.6)	(4.8)
Foreign exchange	(0.1)	0.1
Environmental liabilities at end of period	$82.9	$86.7
Environmental liabilities of $31.6 million and $32.1 million were classified as current in other accrued expenses in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively. The long-term portion of environmental liabilities is recorded in other long-term liabilities in the condensed consolidated balance sheets.
Customs and International Trade Laws
On April 3, 2019, the Company reached a settlement in a previously disclosed case with the Department of Justice (the “DOJ”) regarding saccharin that allegedly transshipped from the Peoples Republic of China (“China”) through the Republic of China (“Taiwan”) and entered into commerce of the United States between 2007 and 2012. Under the settlement, the Company agreed to pay $62.5 million to fully resolve the matter. The Company does not admit any liability and the DOJ has dismissed the complaint in its entirety.
18. Leasing
The Company engages in leasing transactions to meet the needs of the business. The determination to lease, rather than purchase, an asset is primarily contingent upon capital requirements, duration of the forecasted business investment, and asset availability.
The Company determines if an arrangement is a lease at inception and all arrangements deemed to be leases are subject to an assessment to determine the classification between finance and operating leases. Operating leases are included in other assets, other accrued expenses, and other long-term liabilities on the condensed consolidated balance sheets. Finance leases are included in property, plant and equipment, net, current portion of long-term debt, and long-term debt on the condensed consolidated balance sheets.
Right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term as of the commencement date. The Company’s lease agreements have terms that include both lease and non-lease components. Lease component fees are included in the present value of future minimum lease payments. Conversely, non-lease components are not subject to capitalization and are expensed as incurred. Certain lease agreements include rental payments based on the usage of the equipment or adjustments subject to a change in an index. To the extent the variability in the lease payments is known or subject to a minimum floor, the fees would be included in the present value of the future minimum lease payments. Conversely, variable fees that are not known or subject to a minimum floor are expensed as incurred. The contractual interest rate is used to calculate the present value of the future minimum lease payments. In the event an arrangement excludes a stated interest rate, the Company uses an incremental borrowing rate based on Company and contract specific information available as of the commencement date to determine the present value of future minimum lease payments. The valuation of the ROU asset also includes lease payments made in advance of the lease commencement date and initial direct costs incurred to secure the lease and is reduced for lease incentives. The lease terms include options to extend or terminate the lease when it is reasonably certain the Company will exercise the options.

The Company leases certain warehouses and distribution centers, office space, transportation equipment, and other machinery and equipment. Leases with an initial term of 12 months or less are classified as short-term leases and are not recorded on the condensed consolidated balance sheets. The lease expense for short-term leases is recognized on a straight-line basis over the lease term.
To the extent the Company is reasonably certain to exercise, the lease term related to outstanding leases include renewal or termination options that are at the Company’s sole discretion. Certain leases also include options to purchase the leased property, which are deemed to be finance leases to the extent the Company is reasonably certain to exercise the option. The depreciable life of assets and leasehold improvements are limited by the expected lease term; unless there is either a transfer of title or purchase option the Company is reasonably certain of exercise, which would necessitate the asset or leasehold improvement to be depreciated over the standard property, plant and equipment estimated useful lives.
The Company has certain leasing agreements, related to leased vehicles available to our sales personnel, that contain guaranteed residual value terms, which are not expected to be triggered. The Company’s leasing portfolio does not contain any material restrictive covenants.
The Company has rental or sublease income that is primarily derived from operating leases with third parties for the usage of idled real estate assets.
Leases

(in millions)	Condensed Consolidated Balance Sheet Classifications	March 31, 2019
Assets
Operating lease assets	Other assets	$185.4
Finance lease assets	Property, plant and equipment, net (1)	67.9
Total lease assets		$253.3
Liabilities
Current liabilities:
Current portion of operating lease liabilities	Other accrued expenses	$52.5
Current portion of finance lease liabilities	Current portion of long-term debt	19.5
Noncurrent liabilities:
Operating lease liabilities	Other long-term liabilities	137.4
Finance lease liabilities	Long-term debt	51.5
Total lease liabilities		$260.9

(1)	Finance lease right-of-use assets are recorded net of accumulated amortization of $45.9 million as of March 31, 2019.

Lease Cost

(in millions)	Three months ended March 31, 2019
Condensed Consolidated Statement of Operations Classification	Operating Leases	Finance Leases	Total
Cost of goods sold (exclusive of depreciation)	$3.7	$—	$3.7
Outbound freight and handling	1.8	—	1.8
Warehousing, selling and administrative	7.4	—	7.4
Depreciation	—	4.6	4.6
Interest expense	—	0.6	0.6
Total gross lease component cost	$12.9	$5.2	$18.1
Variable lease costs			0.2
Short-term lease costs			2.6
Total gross lease costs			$20.9
Sublease income (1)			1.0
Total net lease cost			$19.9

(1)	Sublease income excludes rental income from owned properties of $0.2 million, which is included in net sales.

Maturity of Lease Liabilities

(in millions)	Operating Leases	Finance Leases	Total
2019	$47.3	$15.9	$63.2
2020	50.1	18.4	68.5
2021	40.1	14.4	54.5
2022	30.5	11.2	41.7
2023	19.3	2.9	22.2
2024 and After	30.1	0.8	30.9
Total lease payments	$217.4	$63.6	$281.0
Less: Interest	28.4	4.4
Present value of lease liabilities, excluding guaranteed residual values (1)	$189.0	$59.2
Plus: Present value of guaranteed residual values (1)	0.9	11.8
Present value of lease liabilities	$189.9	$71.0

(1)
The Company is not expected to have cash outflows related to the present value of guaranteed residual values. The Company’s current present value of lease liabilities includes guaranteed residual values related to leases in effect prior to the ASC 842 due to the Company’s practical expedient elections denoted within “Note 2: Significant accounting policies.” The gross value of the guaranteed residual values for operating and finance leases is $1.0 million and $13.1 million as of March 31, 2019, respectively.

Lease Term and Discount Rate

March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	5.1
Finance leases	3.4
Weighted-average discount rate
Operating leases	4.96%
Finance leases	4.38%
Other Information

(in millions)	Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$13.5
Operating cash flows from finance leases	0.5
Financing cash flows from finance leases	4.7
19. Segments
Management monitors the operating results of its operating segments separately for the purpose of making decisions about resource allocation and performance assessment. Management evaluates performance on the basis of Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net (loss) income, plus the sum of: interest expense, net of interest income; income tax (benefit) expense; depreciation; amortization; loss on extinguishment of debt; other operating expenses, net; and other (expense) income, net.
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

Financial information for the Company’s segments is as follows:

(in millions)	USA	Canada	EMEA	LATAM	Other/ Eliminations (1)	Consolidated
	Three months ended March 31, 2019
Net sales:
External customers	$1,307.2	$273.8	$483.7	$95.3	$—	$2,160.0
Inter-segment	24.9	1.1	1.0	—	(27.0)	—
Total net sales	$1,332.1	$274.9	$484.7	$95.3	$(27.0)	$2,160.0
Cost of goods sold (exclusive of depreciation)	1,024.8	221.4	368.5	75.9	(27.0)	1,663.6
Outbound freight and handling	55.6	9.7	15.6	2.0	—	82.9
Warehousing, selling and administrative	154.6	22.1	58.5	11.7	6.5	253.4
Adjusted EBITDA	$97.1	$21.7	$42.1	$5.7	$(6.5)	$160.1
Other operating expenses, net						164.8
Depreciation						33.2
Amortization						14.4
Interest expense, net						34.2
Loss on extinguishment of debt						0.7
Other expense, net						6.1
Income tax benefit						(23.3)
Net loss from continuing operations						$(70.0)
Net income from discontinued operations						$6.1
Net loss						$(63.9)
Total assets	$6,245.1	$1,671.4	$1,044.5	$303.1	$(1,476.3)	$7,787.8

(in millions)	USA	Canada	EMEA	LATAM	Other/ Eliminations (1)	Consolidated
	Three months ended March 31, 2018
Net sales:
External customers	$1,204.4	$313.4	$538.6	$101.6	$—	$2,158.0
Inter-segment	35.1	2.0	1.4	0.1	(38.6)	—
Total net sales	$1,239.5	$315.4	$540.0	$101.7	$(38.6)	$2,158.0
Cost of goods sold (exclusive of depreciation)	960.6	253.0	416.0	80.4	(38.6)	1,671.4
Outbound freight and handling	49.9	10.4	17.0	2.0	—	79.3
Warehousing, selling and administrative	137.8	22.5	62.3	11.5	6.9	241.0
Adjusted EBITDA	$91.2	$29.5	$44.7	$7.8	$(6.9)	$166.3
Other operating expenses, net						13.6
Depreciation						31.4
Amortization						13.4
Interest expense, net						34.9
Other income, net						(2.6)
Income tax expense						10.2
Net income						$65.4
Total assets	$3,356.1	$1,821.5	$1,034.0	$247.4	$(764.7)	$5,694.3

(1)
Other/Eliminations represents the elimination of intersegment transactions as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.

20. Subsequent events
On April 3, 2019, using the proceeds from the sale of Nexeo Plastics, the Company repaid $449.2 million of its outstanding Euro and USD Term Loans due 2024. The remaining proceeds were used to pay down revolving debt and fund working capital and general corporate purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our operations are structured into four operating segments that represent the geographic areas under which we operate and manage our business. These segments are Univar USA (“USA”), Univar Canada (“Canada”), Univar Europe and the Middle East and Africa (“EMEA”), and Latin America (“LATAM”), which includes developing businesses in Latin America (including Brazil and Mexico) and the Asia-Pacific region.
We monitor the results of our operating segments separately for the purposes of making decisions about resource allocation and performance assessment. We evaluate performance on the basis of gross profit, which we define as net sales less cost of goods sold (exclusive of depreciation), delivered gross profit, which we define as gross profit less outbound freight and handling expense, gross margin, which we define as gross profit divided by external net sales, delivered gross margin, which we define as delivered gross profit divided by external net sales as well as Adjusted EBITDA, which we define as our consolidated net (loss) income, plus the sum of interest expense, net of interest income, income tax (benefit) expense, depreciation, amortization, loss on extinguishment of debt, other operating expenses, net (which primarily consists of acquisition and integration related expenses, employee stock-based compensation expense, restructuring charges, other employee termination costs, and other unusual or non-recurring expenses) and other (expense) income, net (which consists of gains and losses on foreign currency transactions and undesignated derivative instruments, non-operating retirement benefits, and other non-operating activity). We believe that Adjusted EBITDA is an important indicator of operating performance because:

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
The following is management’s discussion and analysis of the financial condition and results of operations for the three months ended March 31, 2019 as compared to the corresponding period in the prior year. Information included in this section for reported sales volumes and pricing utilize an average price at the consolidated level and respective reporting segment levels. In certain reporting segments we utilized country and revenue stream information to provide a more accurate representation of changes to the business. This discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, set forth in this report under “Financial Statements” and our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

	Three Months Ended				Favorable (unfavorable)	% Change	Impact of currency (1)
(in millions)	March 31, 2019		March 31, 2018
Net sales	$2,160.0	100.0%	$2,158.0	100.0%	$2.0	0.1%	(3.0)%
Cost of goods sold (exclusive of depreciation)	1,663.6	77.0%	1,671.4	77.5%	7.8	(0.5)%	3.0%
Operating expenses:
Outbound freight and handling	82.9	3.8%	79.3	3.7%	(3.6)	4.5%	2.4%
Warehousing, selling and administrative	253.4	11.7%	241.0	11.2%	(12.4)	5.1%	3.1%
Other operating expenses, net	164.8	7.6%	13.6	0.6%	(151.2)	N/M	1.4%
Depreciation	33.2	1.5%	31.4	1.5%	(1.8)	5.7%	2.3%
Amortization	14.4	0.7%	13.4	0.6%	(1.0)	7.5%	2.2%
Total operating expenses	$548.7	25.4%	$378.7	17.5%	$(170.0)	44.9%	2.7%
Operating (loss) income	$(52.3)	(2.4)%	$107.9	5.0%	$(160.2)	N/M	(3.7)%
Other (expense) income:
Interest income	0.6	—%	1.2	0.1%	(0.6)	(50.0)%	(8.3)%
Interest expense	(34.8)	(1.6)%	(36.1)	(1.7)%	1.3	(3.6)%	0.6%
Loss on extinguishment of debt	(0.7)	—%	—	—%	(0.7)	100.0%	—%
Other (expense) income, net	(6.1)	(0.3)%	2.6	0.1%	(8.7)	N/M	7.7%
Total other expense	$(41.0)	(1.9)%	$(32.3)	(1.5)%	$(8.7)	26.9%	1.0%
(Loss) income from continuing operations before income taxes	(93.3)	(4.3)%	75.6	3.5%	(168.9)	N/M	(4.9)%
Income tax (benefit) expense from continuing operations	(23.3)	(1.1)%	10.2	0.5%	33.5	N/M	4.9%
Net (loss) income from continuing operations	$(70.0)	(3.2)%	$65.4	3.0%	$(135.4)	N/M	(4.7)%
Net income from discontinued operations	$6.1	0.3%	$—	—%	$6.1	100.0%	—%
Net (loss) income	$(63.9)	(3.0)%	$65.4	3.0%	$(129.3)	N/M	(5.0)%

(1)	Foreign currency translation is included in the percentage change. Unfavorable impacts from foreign currency translation are designated with parentheses.
Net sales

Net sales percentage change due to:
Acquisitions	7.4%
Reported sales volumes	(5.5)%
Sales pricing and product mix	1.2%
Foreign currency translation	(3.0)%
Total	0.1%

Net sales were $2,160.0 million for the three months ended March 31, 2019, an increase of $2.0 million, or 0.1%, from the three months ended March 31, 2018. Net sales increased from the February 2019 Nexeo acquisition in USA, Canada and LATAM and the May 2018 Earthoil acquisition in EMEA. On a constant currency basis, net sales decreased due to lower reported sales volumes in all segments, partially offset by sales pricing and product mix improvements in USA, EMEA and LATAM for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Refer to the “Segment results” for the three months ended March 31, 2019 discussion for additional information.
Gross profit (exclusive of depreciation)

Gross profit percentage change due to:
Acquisitions	6.8%
Reported sales volumes	(5.5)%
Sales pricing, product costs and other adjustments	3.7%
Foreign currency translation	(3.0)%
Total	2.0%
Gross profit increased $9.8 million, or 2.0%, to $496.4 million for the three months ended March 31, 2019. The increase in gross profit is attributable to higher average selling prices resulting from changes in market and product mix and sales force execution. The increase in gross profit from acquisitions was attributable to the February 2019 Nexeo acquisition in USA, Canada and LATAM segments and the May 2018 Earthoil acquisition in EMEA. Gross margin, which we define as gross profit divided by external net sales, increased to 23.0% for the three months ended March 31, 2019 from 22.5% for the three months ended March 31, 2018. Refer to the “Segment results” for the three months ended March 31, 2019 discussion for additional information.
Outbound freight and handling
Outbound freight and handling expenses increased $3.6 million, or 4.5%, to $82.9 million for the three months ended March 31, 2019. On a constant currency basis, outbound freight and handling expenses increased $5.5 million, or 6.9%, primarily due to the February 2019 Nexeo acquisition as well as overall higher costs to deliver, partially offset by lower reported sales volumes. Refer to the “Segment results” for the three months ended March 31, 2019 discussion for additional information.
Warehousing, selling and administrative
Warehousing, selling and administrative expenses increased $12.4 million, or 5.1%, to $253.4 million for the three months ended March 31, 2019. On a constant currency basis, the $19.7 million increase is primarily due to incremental expenses from the February 2019 Nexeo acquisition and higher environmental remediation expenses. These costs were partially offset by cost containment efforts across all of our segments. Refer to the “Segment results” for the three months ended March 31, 2019 discussion for additional information.
Other operating expenses, net
Other operating expenses, net increased $151.2 million from $13.6 million for the three months ended March 31, 2018 to $164.8 million for the three months ended March 31, 2019. The increase was primarily due to higher acquisition and integration related expenses, expenses related to the saccharin legal settlement and higher other employee termination costs in connection with the February 2019 Nexeo acquisition. Refer to “Note 6: Other operating expenses, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Depreciation and amortization
Depreciation expense increased $1.8 million, or 5.7%, to $33.2 million for the three months ended March 31, 2019. On a constant currency basis, the $2.5 million increase was primarily due to the February 2019 Nexeo acquisition.
Amortization expense increased $1.0 million, or 7.5%, to $14.4 million for the three months ended March 31, 2019. On a constant currency basis, the increase of $1.3 million was primarily attributable to the February 2019 Nexeo acquisition.
Interest expense
Interest expense decreased $1.3 million, or 3.6%, to $34.8 million for the three months ended March 31, 2019 due to changes in average outstanding borrowings as result of early repayments against the Term B loan in 2018, partially offset by additional borrowings in February 2019 in connection with the Nexeo acquisition and increases in interest rates. Refer to “Note 13: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.

Loss on extinguishment of debt
Loss on extinguishment of debt included $0.7 million for the three months ended March 31, 2019 due to February 2019 amendment resulting in the New Senior ABL Facility.
Other (expense) income, net
Other (expense) income, net changed $8.7 million, or 334.6%, from an income of $2.6 million for the three months ended March 31, 2018 to an expense of $6.1 million for the three months ended March 31, 2019. The change was primarily related to losses on undesignated foreign currency derivative instruments as well as the reduction in non-operating pension income, partially offset by foreign currency denominated loan revaluation gains. Refer to “Note 8: Other (expense) income, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Income tax (benefit) expense
Income tax benefit was $23.3 million for the three months ended March 31, 2019, resulting in an effective income tax rate of 25.0%. A discrete tax benefit of $10.2 million was included in the $23.3 million tax benefit. The Company’s effective income tax rate without the discrete items was 42.6%, higher than the US federal statutory rate of 21.0%. This is primarily due to the impact of the Nexeo related acquisition and integration costs, along with state taxes, foreign rate differential, non-deductible compensation and other expenses, and an increase in the valuation allowance on certain tax attributes. The discrete tax benefit of $10.2 million is substantially attributable to the indirect effects of the Nexeo plastics sale.
Income tax expense was $10.2 million for the three months ended March 31, 2018, resulting in an effective income tax rate of 13.5%. The Company’s effective income tax rate for three month period ended March 31, 2018 was lower than the US federal statutory rate of 21.0%, primarily due to discrete tax benefits of a $9.0 million release of valuation allowance on certain foreign tax attributes and a $2.7 million recognition of previously unrecognized tax benefits due to a statute of limitation expiration. Without consideration of the $12.3 million discrete benefits in the period, the Company’s estimated effective annual tax rate was 29.5%, which is higher than the US federal rate of 21.0% due to state income taxes, foreign rate differential and the overall impact of the new provisions of the Tax Cuts and Jobs Act.
Net income from discontinued operations
Net income from discontinued operations was $6.1 million during the three months ended March 31, 2019. Discontinued operations for 2019 represents the Nexeo plastics distribution business.

Segment results
Our Adjusted EBITDA and gross profit by operating segment and in aggregate is summarized in the following tables:

(in millions)	USA	Canada	EMEA	LATAM	Other/ Eliminations (1)	Consolidated
	Three months ended March 31, 2019
Net sales:
External customers	$1,307.2	$273.8	$483.7	$95.3	$—	$2,160.0
Inter-segment	24.9	1.1	1.0	—	(27.0)	—
Total net sales	$1,332.1	$274.9	$484.7	$95.3	$(27.0)	$2,160.0
Cost of goods sold (exclusive of depreciation)	1,024.8	221.4	368.5	75.9	(27.0)	1,663.6
Outbound freight and handling	55.6	9.7	15.6	2.0	—	82.9
Warehousing, selling and administrative	154.6	22.1	58.5	11.7	6.5	253.4
Adjusted EBITDA	$97.1	$21.7	$42.1	$5.7	$(6.5)	$160.1
Other operating expenses, net						164.8
Depreciation						33.2
Amortization						14.4
Interest expense, net						34.2
Loss on extinguishment of debt						0.7
Other expense, net						6.1
Income tax benefit						(23.3)
Net loss from continuing operations						$(70.0)
Net income from discontinued operations						$6.1
Net loss						$(63.9)

(in millions)	USA	Canada	EMEA	LATAM	Other/ Eliminations (1)	Consolidated
	Three months ended March 31, 2019
Gross profit:
Net sales	$1,332.1	$274.9	$484.7	$95.3	$(27.0)	$2,160.0
Cost of goods sold (exclusive of depreciation)	1,024.8	221.4	368.5	75.9	(27.0)	1,663.6
Gross profit (exclusive of depreciation)	$307.3	$53.5	$116.2	$19.4	$—	$496.4

(in millions)	USA	Canada	EMEA	LATAM	Other/ Eliminations (1)	Consolidated
	Three months ended March 31, 2018
Net sales:
External customers	$1,204.4	$313.4	$538.6	$101.6	$—	$2,158.0
Inter-segment	35.1	2.0	1.4	0.1	(38.6)	—
Total net sales	$1,239.5	$315.4	$540.0	$101.7	$(38.6)	$2,158.0
Cost of goods sold (exclusive of depreciation)	960.6	253.0	416.0	80.4	(38.6)	1,671.4
Outbound freight and handling	49.9	10.4	17.0	2.0	—	79.3
Warehousing, selling and administrative	137.8	22.5	62.3	11.5	6.9	241.0
Adjusted EBITDA	$91.2	$29.5	$44.7	$7.8	$(6.9)	$166.3
Other operating expenses, net						13.6
Depreciation						31.4
Amortization						13.4
Interest expense, net						34.9
Other income, net						(2.6)
Income tax expense						10.2
Net income						$65.4

(in millions)	USA	Canada	EMEA	LATAM	Other/ Eliminations (1)	Consolidated
	Three months ended March 31, 2018
Gross profit:
Net sales	$1,239.5	$315.4	$540.0	$101.7	$(38.6)	$2,158.0
Cost of goods sold (exclusive of depreciation)	960.6	253.0	416.0	80.4	(38.6)	1,671.4
Gross profit (exclusive of depreciation)	$278.9	$62.4	$124.0	$21.3	$—	$486.6

(1)
Other/Eliminations represents the elimination of intersegment transactions as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.

USA.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	11.9%	Acquisitions	10.8%
Reported sales volumes	(4.6)%	Reported sales volumes	(4.6)%
Sales pricing and product mix	1.2%	Sales pricing, product costs and other adjustments	4.0%
Total	8.5%	Total	10.2%
External sales in the USA segment were $1,307.2 million, an increase of $102.8 million, or 8.5%, for the three months ended March 31, 2019, primarily due to higher average selling prices resulting from favorable changes in product mix offset by lower reported sales volumes attributable to soft demand. The increase in external net sales from acquisitions was due to the February 2019 Nexeo acquisition.
Gross profit increased $28.4 million, or 10.2%, to $307.3 million for the three months ended March 31, 2019. Gross profit increased due to favorable changes in sales pricing and product mix, partially offset by lower reported sales volumes. The increase in gross profit from acquisitions was due to the February 2019 Nexeo acquisition. Gross margin increased from 23.2% for the three months ended March 31, 2018 to 23.5% during the three months ended March 31, 2019 due to higher average selling prices resulting from the beneficial impact of product mix and sales force execution.

Outbound freight and handling expenses increased $5.7 million, or 11.4%, to $55.6 million for the three months ended March 31, 2019 primarily due to the February 2019 Nexeo acquisition as well as overall higher costs to deliver, partially offset by lower reported sales volumes.
Operating expenses increased $16.8 million, or 12.2%, to $154.6 million for the three months ended March 31, 2019 primarily due to incremental expenses from the February 2019 Nexeo acquisition. The increase was also attributable to higher environmental remediation expense and an increase in benefit costs, partially offset by strong cost containment. Operating expenses as a percentage of external sales increased from 11.4% for the three months ended March 31, 2018 to 11.8% for the three months ended March 31, 2019.
Adjusted EBITDA increased by $5.9 million, or 6.5%, to $97.1 million for the three months ended March 31, 2019 primarily as a result of higher gross profit which offset the effect of higher outbound freight and handling expenses and higher operating expenses. Adjusted EBITDA margin decreased from 7.6% in the three months ended March 31, 2018 to 7.4% for the three months ended March 31, 2019 reflecting higher operating expenses as a percentage of sales and higher outbound freight and handling expenses as a percentage of sales, partially offset by higher gross margin.
Canada.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	2.4%	Acquisitions	2.0%
Reported sales volumes	(6.2)%	Reported sales volumes	(7.2)%
Sales pricing and product mix	(4.3)%	Sales pricing, product costs and other adjustments	(4.7)%
Foreign currency translation	(4.5)%	Foreign currency translation	(4.4)%
Total	(12.6)%	Total	(14.3)%
External sales in the Canada segment were $273.8 million, a decrease of $39.6 million, or 12.6%, for the three months ended March 31, 2019. On a constant currency basis, external net sales decreased primarily due to lower sales volumes attributable to the weather-impacted agriculture market as well as lower demand from Canada's energy sector, largely due to a government mandated production curtailment. The decrease in external net sales from changes in sales pricing and product mix was due to unfavorable changes in market and product mix. The increase in external net sales from acquisitions was due to the February 2019 Nexeo acquisition.
Gross profit decreased $8.9 million, or 14.3%, to $53.5 million for the three months ended March 31, 2019. On a constant currency basis, gross profit decreased due to lower sales volumes in agriculture and lower average selling prices due to changes in market and product mix. The increase in gross profit from acquisitions was due to the February 2019 Nexeo acquisition. Gross margin decreased 0.4% to 19.5% for the three months ended March 31, 2019 reflecting market challenges in agriculture and energy as discussed above.
Outbound freight and handling expenses decreased $0.7 million, or 6.7%, to $9.7 million for the three months ended March 31, 2019 due to lower reported sales volumes.
Operating expenses decreased by $0.4 million, or 1.8%, to $22.1 million for the three months ended March 31, 2019. Operating expenses as a percentage of external sales increased from 7.2% for the three months ended March 31, 2018 to 8.1% for the three months ended March 31, 2019. On a constant currency basis, operating expenses increased $0.7 million, or 3.1%.
Adjusted EBITDA decreased by $7.8 million, or 26.4%, to $21.7 million for the three months ended March 31, 2019. On a constant currency basis, Adjusted EBITDA decreased $6.7 million, or 22.7%, primarily due to decreased gross profit. Adjusted EBITDA margin decreased from 9.4% for the three months ended March 31, 2018 to 7.9% for the three months ended March 31, 2019 primarily as a result of higher operating expenses as a percentage of sales.

EMEA.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	0.3%	Acquisitions	0.4%
Reported sales volumes	(6.1)%	Reported sales volumes	(6.1)%
Sales pricing and product mix	3.8%	Sales pricing, product costs and other adjustments	7.6%
Foreign currency translation	(8.2)%	Foreign currency translation	(8.2)%
Total	(10.2)%	Total	(6.3)%
External sales in the EMEA segment were $483.7 million, a decrease of $54.9 million, or 10.2%, for the three months ended March 31, 2019. On a constant currency basis, external net sales decreased primarily due to lower sales volumes attributable to soft demand, partially offset by higher average selling prices and changes in product mix. The increase in external net sales from acquisitions was due to the May 2018 Earthoil acquisition.
Gross profit decreased $7.8 million, or 6.3%, to $116.2 million in the three months ended March 31, 2019. On a constant currency basis, gross profit increased from higher average selling prices attributable to favorable product mix and price inflation. The increase in gross profit from acquisitions was due to the May 2018 Earthoil acquisition. Gross margin increased from 23.0% for the three months ended March 31, 2018 to 24.0% for the three months ended March 31, 2019 primarily due to the change in product mix and margin management initiatives.
Outbound freight and handling expenses decreased $1.4 million, or 8.2%, to $15.6 million, primarily due to lower reported sales volumes.
Operating expenses decreased $3.8 million, or 6.1%, to $58.5 million for the three months ended March 31, 2019, and increased as a percentage of external sales by 0.5% to 12.1% for the three months ended March 31, 2019. On a constant currency basis, operating expenses increased $1.5 million, or 2.4%, which was primarily due to higher bad debt charges and higher salary expense.
Adjusted EBITDA decreased by $2.6 million, or 5.8%, to $42.1 million for the three months ended March 31, 2019. On a constant currency basis, Adjusted EBITDA increased $0.9 million, or 2.0% primarily due to improved product mix and increased gross margin. For the three months ended March 31, 2019, the pharmaceutical finished goods product line represented approximately 26% of Adjusted EBITDA in the EMEA segment. Adjusted EBITDA margin increased from 8.3% for the three months ended March 31, 2018 to 8.7% for the three months ended March 31, 2019.
LATAM.

Net sales percentage change due to:		Gross profit percentage change due to:
Acquisitions	5.3%	Acquisitions	4.7%
Reported sales volumes	(9.5)%	Reported sales volumes	(10.8)%
Sales pricing and product mix	4.6%	Sales pricing, product costs and other adjustments	4.7%
Foreign currency translation	(6.6)%	Foreign currency translation	(7.5)%
Total	(6.2)%	Total	(8.9)%
External sales in the LATAM segment were $95.3 million, a decrease of $6.3 million, or 6.2%, for the three months ended March 31, 2019. Reported sales volumes were lower due to certain product shortages as well as the Company’s continued focus on margin management efforts. External sales increased from higher average selling prices attributable to favorable changes in product mix, shortages on certain products and improved sales force effectiveness. The increase in external net sales from acquisitions was due to the February 2019 Nexeo acquisition.
Gross profit decreased $1.9 million, or 8.9%, to $19.4 million for the three months ended March 31, 2019. On a constant currency basis, gross profit decreased due to lower reported sales volumes. The increase in gross profit from acquisitions was due to the February 2019 Nexeo acquisition. Gross margin decreased from 21.0% for the three months ended March 31, 2018 to 20.4% for the three months ended March 31, 2019 primarily due to the factors discussed above.
Outbound freight and handling expenses remained flat at $2.0 million for the three months ended March 31, 2019 compared to March 31, 2018.

Operating expenses increased $0.2 million, or 1.7%, to $11.7 million for the three months ended March 31, 2019 and increased as a percentage of external sales from 11.3% when comparing the three months ended March 31, 2018 to 12.3% for the three months ended March 31, 2019. On a constant currency basis, operating expenses increased $1.1 million, or 9.6%.
Adjusted EBITDA decreased by $2.1 million, or 26.9%, to $5.7 million for the three months ended March 31, 2019. On a constant currency basis, Adjusted EBITDA decreased $1.5 million, or 19.2%, primarily due to gross profit reductions. Adjusted EBITDA margin decreased from 7.7% for the three months ended March 31, 2018 to 6.0% for the three months ended March 31, 2019.
Liquidity and Capital Resources
The Company’s primary sources of liquidity are cash generated from its operations and borrowings under its credit facilities. As of March 31, 2019, the Company had $536.3 million available under its credit facilities.
On February 28, 2019, the Company completed the Nexeo acquisition which was funded using proceeds from incremental Term B Loans, borrowings under the New Senior ABL Facility and borrowings under the ABL Term Loan. Refer to “Note 13: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
The Company is in compliance with its debt covenants. The Company’s primary liquidity and capital resource needs are to service its debt and to finance working capital, capital expenditures, other liabilities and cost of acquisitions. The Company expects to have sufficient liquidity and financial flexibility to meet all of its business obligations and capital resources needs. The Company will continue to balance its focus on sales and earnings growth with continuing efforts in cost control and working capital management.
On April 3, 2019, using the proceeds from the sale of Nexeo Plastics, the Company repaid $449.2 million of its outstanding Euro and USD Term Loans due 2024. The remaining proceeds were used to pay down revolving debt and fund working capital and general corporate purposes. In addition, on April 8, 2019, the Company paid the saccharin legal settlement.
Cash Flows
The following table presents a summary of cash flow activity for the periods set forth below:

	Three months ended
(in millions)	March 31, 2019	March 31, 2018
Net cash used by operating activities	$(123.5)	$(139.0)
Net cash used by investing activities	(532.6)	(22.9)
Net cash provided (used) by financing activities	1,330.5	(186.8)
Effect of exchange rate changes on cash and cash equivalents	(8.0)	(2.4)
Net increase (decrease) in cash and cash equivalents	$666.4	$(351.1)
Cash Used by Operating Activities
Cash used by operating activities decreased $15.5 million from $139.0 million for the three months ended March 31, 2018 to $123.5 million for the three months ended March 31, 2019, primarily due to changes in trade working capital offset by changes in net income, exclusive of non-cash items. The change in net income, exclusive of non-cash items provided net cash outflows of $154.5 million from cash inflows of $119.0 million for the three months ended March 31, 2018 to cash outflows of $35.5 million for the three months ended March 31, 2019. Refer to “Results of Operations” above for additional information.
The change in trade working capital, which includes trade accounts receivable, net, inventories, and trade accounts payable, was a cash inflow of $140.0 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Cash inflows from trade accounts receivable, net is attributable to reduced sales volumes during the current year. Inventory cash inflows on a year-over-year basis are primarily due to the prior year buildup of inventory within the USA segment in anticipation of transportation constraints during the summer months. The year-over-year cash outflows related to trade accounts payable are primarily attributable to decreased inventory purchases within the Canada segment during the current year.
The remaining cash inflows represent payment timing differences for other assets and liabilities, including the impact for the saccharin legal settlement reserve.

Cash Used by Investing Activities
Cash used by investing activities increased $509.7 million from $22.9 million for the three months ended March 31, 2018 to $532.6 million for the three months ended March 31, 2019. The increase is primarily related to higher net cash outflows for purchases of businesses of $1,156.6 million year-over-year. During the three months ended March 31, 2019, the Company had net cash outflows of $1,165.5 million related to the Nexeo acquisition, which compares to net cash outflows of $8.9 million during the three months ended March 31, 2018 related to the Kemetyl acquisition. The cash outflows were partially offset by 2019 cash inflow of $650.0 million related to the sale of Nexeo Plastics. Refer to “Note 3: Business combinations” and “Note 4: Discontinued operations” in Item 1 of this Quarterly Report on Form 10-Q for additional information related to the Company's acquisitions and dispositions.
Cash Provided (Used) by Financing Activities
Cash provided (used) by financing activities increased $1,517.3 million from cash used of $186.8 million for the three months ended March 31, 2018 to cash provided of $1,330.5 million for the three months ended March 31, 2019. The increase in financing cash flows for the three months ended March 31, 2019 was primarily due to an increase in debt used to finance the February 2019 Nexeo acquisition. The cash flow increase is also attributable to the absence of prior year payments on the Senior Term B Loan. Refer to “Note 13: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Contractual Obligations and Commitments
See “Note 13: Debt” and “Note 18: Leasing” in the notes to the condensed consolidated financial statements.
Critical Accounting Estimates
There were no material changes in our critical accounting estimates since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
You should read this Quarterly Report on Form 10-Q, including the uncertainties and factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise and changes in future operating results over time or otherwise.
Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
There were no material changes from the “Quantitative and Qualitative Disclosure about Market Risk” disclosed in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation as of March 31, 2019 of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities

Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control over Financial Reporting
As noted in “Note 3: Business combinations” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, the Company completed the acquisition of Nexeo during the quarter ended March 31, 2019. Other than the change in internal control resulting from the acquisition of Nexeo on February 28, 2019, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II.
OTHER INFORMATION
Item 1.        Legal Proceedings
Information pertaining to legal proceedings can be found in Note 17 to the interim condensed consolidated financial statements included in Part I, Financial Statements of this report.
Item 1A.     Risk Factors
There have been no material changes from the “Risk Factors” disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.         Defaults Upon Senior Securities
None.
Item 4.         Mine Safety Disclosures
None.
Item 5.         Other Information
None.

Item 6.         Exhibits

Exhibit Number	Exhibit Description

2.1+
Purchase and Sale Agreement, by and among Nexeo Solutions, Inc., Neon Holdings, Inc. and Univar Inc., dated as of February 8, 2019 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Univar Inc. filed on March 1, 2019)

10.1†
Letter Agreement, by and between Nick Powell and Univar Inc., dated as of February 27, 2019 (incorporated by reference to Exhibit 5.1 to the Current Report on Form 8-K of Univar Inc. filed on March 1, 2019)

10.2
Amended and Restated ABL Credit Agreement, dated as of February  28, 2019 between Univar Inc. and certain of its subsidiaries, the several banks and financial institutions from time to time party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Univar Inc. filed on March 1, 2019)

10.3
Fourth Amendment and the Amended Credit Agreement, dated as of February  28, 2019 between Univar USA Inc., Univar Inc., the several banks and financial institutions from time to time party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Univar Inc. filed on March 1, 2019)

10.4†*	Form of Employee Stock Option Agreement for awards granted on or after February 6, 2019, 2017 Omnibus Equity Incentive Plan

10.5†*	Form of Employee Restricted Stock Unit Agreement for awards granted on or after February 6, 2019, 2017 Omnibus Equity Incentive Plan

10.6†*	Form of Employee Performance Based Restricted Stock Unit Agreement for awards granted on or after February 6, 2019, 2017 Omnibus Equity Incentive Plan

10.7†*	Form of Director Deferred Share Unit Agreement for awards granted on or after February 7, 2019, 2017 Omnibus Equity Incentive Plan

10.8†*	Form of Director Restricted Stock Unit Agreement for awards granted on or after February 7, 2019, 2017 Omnibus Equity Incentive Plan

10.9†*	Form of Director Restricted Stock Agreement for awards granted on or after February 7, 2019, 2017 Omnibus Equity Incentive Plan

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________

†	Identifies each management compensation plan or arrangement.
*	Filed herewith
**	Furnished herewith
+
Certain schedules and similar attachments to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K, and Univar agrees to furnish supplementally to the SEC a copy of any omitted schedule or similar attachments upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univar Inc. (Registrant)

By:	/s/ David C. Jukes
David C. Jukes President and Chief Executive Officer
Date: May 9, 2019

By:	/s/ Carl J. Lukach
Carl J. Lukach Executive Vice President, Chief Financial Officer
Date: May 9, 2019