Form 10-Q
period 2019-06-30
Univar Inc.
filed 2019-08-05
CIK 1494319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 25, 2019, 168,609,421 shares of the registrant’s common stock, $0.01 par value, were outstanding.

Univar Inc.
Form 10-Q
For the quarterly period ended June 30, 2019

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

Univar Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

		Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	Note	2019	2018	2019	2018
Net sales		$2,584.6	$2,372.6	$4,744.6	$4,530.6
Cost of goods sold (exclusive of depreciation)		2,007.3	1,872.1	3,670.9	3,543.5
Operating expenses:
Outbound freight and handling		95.4	86.5	178.3	165.8
Warehousing, selling and administrative		280.8	240.9	534.2	481.9
Other operating expenses, net	6	63.8	11.0	228.6	24.6
Depreciation		39.7	30.9	72.9	62.3
Amortization		18.6	13.8	33.0	27.2
Total operating expenses		$498.3	$383.1	$1,047.0	$761.8
Operating income		$79.0	$117.4	$26.7	$225.3
Other (expense) income:
Interest income		1.1	0.9	1.7	2.1
Interest expense		(39.0)	(32.9)	(73.8)	(69.0)
Loss on extinguishment of debt		—	—	(0.7)	—
Other (expense) income, net	8	(5.6)	(2.1)	(11.7)	0.5
Total other expense		$(43.5)	$(34.1)	$(84.5)	$(66.4)
Income (loss) before income taxes		35.5	83.3	(57.8)	158.9
Income tax expense (benefit) from continuing operations	10	18.5	27.2	(4.8)	37.4
Net income (loss) from continuing operations		$17.0	$56.1	$(53.0)	$121.5
Net (loss) income from discontinued operations	4	$(0.7)	$—	$5.4	$—
Net income (loss)		$16.3	$56.1	$(47.6)	$121.5

Income (loss) per common share:
Basic from continuing operations	11	$0.10	$0.40	$(0.33)	$0.86
Basic from discontinued operations	11	—	—	0.03	—
Basic income (loss) per common share		$0.10	$0.40	$(0.30)	$0.86
Diluted from continuing operations	11	0.10	0.40	(0.33)	0.86
Diluted from discontinued operations	11	—	—	0.03	—
Diluted income (loss) per common share		$0.10	$0.40	$(0.30)	$0.86

Weighted average common shares outstanding:
Basic	11	169.8	141.1	159.5	141.0
Diluted	11	170.7	142.0	159.5	142.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

		Three months ended June 30,		Six months ended June 30,
(in millions)	Note	2019	2018	2019	2018
Net income (loss)		$16.3	$56.1	$(47.6)	$121.5

Other comprehensive (loss) income, net of tax:
Impact due to adoption of ASU 2018-02 (1)		—	—	(3.2)	—
Impact due to adoption of ASU 2017-12 (2)	12	—	—	—	0.5
Foreign currency translation	12	11.6	(55.8)	19.8	(63.0)
Pension and postretirement benefit adjustment	12	0.1	0.1	0.1	0.1
Derivative financial instruments	12	(15.9)	0.3	(24.2)	9.4
Total other comprehensive loss, net of tax		$(4.2)	$(55.4)	$(7.5)	$(53.0)
Comprehensive income (loss)		$12.1	$0.7	$(55.1)	$68.5

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

Univar Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	Note	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents		$109.5	$121.6
Trade accounts receivable, net		1,544.4	1,094.7
Inventories		938.0	803.3
Prepaid expenses and other current assets		214.3	169.1
Total current assets		$2,806.2	$2,188.7
Property, plant and equipment, net	14	1,153.5	955.8
Goodwill		2,488.0	1,780.7
Intangible assets, net	14	381.0	238.1
Deferred tax assets		25.3	24.8
Other assets (1)		277.1	84.3
Total assets		$7,131.1	$5,272.4
Liabilities and stockholders’ equity
Current liabilities:
Short-term financing	13	$3.2	$8.1
Trade accounts payable		1,081.5	925.4
Current portion of long-term debt	13	19.0	21.7
Accrued compensation		86.6	93.6
Other accrued expenses		409.6	285.8
Total current liabilities		$1,599.9	$1,334.6
Long-term debt	13	3,117.1	2,350.4
Pension and other postretirement benefit liabilities		250.7	254.4
Deferred tax liabilities		118.8	42.9
Other long-term liabilities (1)		270.1	98.4
Total liabilities		$5,356.6	$4,080.7
Stockholders’ equity:
Preferred stock, 200.0 million shares authorized at $0.01 par value with no shares issued or outstanding as of June 30, 2019 and December 31, 2018		$—	$—
Common stock, 2.0 billion shares authorized at $0.01 par value with 168.6 million and 141.7 million shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively		1.7	1.4
Additional paid-in capital		2,959.4	2,325.0
Accumulated deficit		(805.9)	(761.5)
Accumulated other comprehensive loss	12	(380.7)	(373.2)
Total stockholders’ equity		$1,774.5	$1,191.7
Total liabilities and stockholders’ equity		$7,131.1	$5,272.4

(1)	Operating lease assets and operating lease liabilities are included in other assets and other long-term liabilities. Refer to “Note 18: Leasing” for more information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

		Six months ended June 30,
(in millions)	Note	2019	2018
Operating activities:
Net (loss) income		$(47.6)	$121.5
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization		105.9	89.5
Amortization of deferred financing fees and debt discount		4.8	3.9
Amortization of pension credit from accumulated other comprehensive loss		0.1	0.1
Loss on extinguishment of debt		0.7	—
Deferred income taxes		(24.9)	5.0
Stock-based compensation expense	6	17.3	13.7
Other		3.0	1.1
Changes in operating assets and liabilities:
Trade accounts receivable, net		(153.8)	(330.2)
Inventories		22.4	(51.6)
Prepaid expenses and other current assets		(27.2)	(25.1)
Trade accounts payable		10.4	206.5
Pensions and other postretirement benefit liabilities		(12.7)	(23.3)
Other, net		(78.9)	(60.1)
Net cash used by operating activities		$(180.5)	$(49.0)
Investing activities:
Purchases of property, plant and equipment		$(45.4)	$(45.1)
Purchases of businesses, net of cash acquired		(1,155.5)	(20.4)
Proceeds from sale of property, plant and equipment		0.8	2.5
Proceeds from sale of business		640.0	—
Other		(1.3)	—
Net cash used by investing activities		$(561.4)	$(63.0)
Financing activities:
Proceeds from issuance of long-term debt	13	$1,195.8	$345.9
Payments on long-term debt and finance lease obligations	13	(459.5)	(553.5)
Short-term financing, net	13	(6.9)	(3.4)
Taxes paid related to net share settlements of stock-based compensation awards		(2.8)	(3.2)
Stock option exercises		5.7	1.1
Other		0.6	0.6
Net cash provided (used) by financing activities		$732.9	$(212.5)
Effect of exchange rate changes on cash and cash equivalents		$(3.1)	$(13.9)
Net decrease in cash and cash equivalents		(12.1)	(338.4)
Cash and cash equivalents at beginning of period		121.6	467.0
Cash and cash equivalents at end of period		$109.5	$128.6
Supplemental disclosure of cash flow information:
Non-cash activities:
Fair value of common stock issued for acquisition of business		$649.3	$—
Additions of property, plant and equipment included in trade accounts payable and other accrued expenses		6.3	4.6
Additions of property, plant and equipment under a finance lease obligation		2.9	10.5
Additions of assets under an operating lease obligation		8.9	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(in millions)	Common stock (shares)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, January 1, 2019	141.7	$1.4	$2,325.0	$(761.5)	$(373.2)	$1,191.7
Impact due to adoption of ASU (1)	—	—	—	3.2	(3.2)	—
Net loss	—	—	—	(47.6)	—	(47.6)
Foreign currency translation adjustment	—	—	—	—	19.8	19.8
Pension and other postretirement benefits adjustment	—	—	—	—	0.1	0.1
Derivative financial instruments, net of tax $8.1	—	—	—	—	(24.2)	(24.2)
Common stock issued for the Nexeo acquisition	27.9	0.3	649.0	—	—	649.3
Shares canceled	(1.5)	—	(35.5)	—	—	(35.5)
Restricted stock units vested	0.3	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.1)	—	(2.8)	—	—	(2.8)
Stock option exercises	0.3	—	5.7	—	—	5.7
Employee stock purchase plan	—	—	0.6	—	—	0.6
Stock-based compensation	—	—	17.3	—	—	17.3
Other	—	—	0.1	—	—	0.1
Balance, June 30, 2019	168.6	$1.7	$2,959.4	$(805.9)	$(380.7)	$1,774.5

(in millions)	Common stock (shares)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, April 1, 2019	169.7	$1.7	$2,978.0	$(822.2)	$(376.5)	$1,781.0
Net income	—	—	—	16.3	—	16.3
Foreign currency translation adjustment	—	—	—	—	11.6	11.6
Pension and other postretirement benefits adjustment	—	—	—	—	0.1	0.1
Derivative financial instruments, net of tax $5.3	—	—	—	—	(15.9)	(15.9)
Shares canceled	(1.5)	—	(35.5)	—	—	(35.5)
Restricted stock units vested	0.1	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(0.8)	—	—	(0.8)
Stock option exercises	0.3	—	5.7	—	—	5.7
Employee stock purchase plan	—	—	0.6	—	—	0.6
Stock-based compensation	—	—	11.3	—	—	11.3
Other	—	—	0.1	—	—	0.1
Balance, June 30, 2019	168.6	$1.7	$2,959.4	$(805.9)	$(380.7)	$1,774.5

(1)
Adjusted due to the adoption of ASU 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” on January 1, 2019. Refer to “Note 2: Significant accounting policies” for more information.

(in millions)	Common stock (shares)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, January 1, 2018	141.1	$1.4	$2,301.3	$(934.1)	$(278.5)	$1,090.1
Impact due to adoption of ASU’s, net of tax ($0.3) (1)	—	—	—	0.3	0.5	0.8
Net income	—	—	—	121.5	—	121.5
Foreign currency translation adjustment	—	—	—	—	(63.0)	(63.0)
Pension and other postretirement benefits adjustment	—	—	—	—	0.1	0.1
Derivative financial instruments, net of tax ($3.4)	—	—	—	—	9.4	9.4
Restricted stock units vested	0.3	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.1)	—	(3.2)	—	—	(3.2)
Stock option exercises	0.1	—	1.1	—	—	1.1
Employee stock purchase plan	—	—	0.5	—	—	0.5
Stock-based compensation	—	—	13.7	—	—	13.7
Balance, June 30, 2018	141.4	$1.4	$2,313.4	$(812.3)	$(331.5)	$1,171.0

(in millions)	Common stock (shares)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, April 1, 2018	141.3	$1.4	$2,308.8	$(868.4)	$(276.1)	$1,165.7
Net income	—	—	—	56.1	—	56.1
Foreign currency translation adjustment	—	—	—	—	(55.8)	(55.8)
Pension and other postretirement benefits adjustment	—	—	—	—	0.1	0.1
Derivative financial instruments, net of tax ($0.2)	—	—	—	—	0.3	0.3
Restricted stock units vested	0.1	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(0.5)	—	—	(0.5)
Stock option exercises	—	—	0.3	—	—	0.3
Employee stock purchase plan	—	—	0.5	—	—	0.5
Stock-based compensation	—	—	4.3	—	—	4.3
Balance, June 30, 2018	141.4	$1.4	$2,313.4	$(812.3)	$(331.5)	$1,171.0

(1)	Adjusted due to the adoption of ASU 2014-09 “Revenue from Contracts with Customers” and ASU 2017-12 “Targeted Improvements to Accounting for Hedging Activities” on January 1, 2018.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Recently issued and adopted accounting pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 “Leases” (Topic 842), which supersedes the lease recognition requirements in ASC Topic 840, “Leases.” On January 1, 2019, the Company adopted the new Accounting Standards Codification (“ASC”) Topic 842 (“new lease standard”) using the modified retrospective method. The Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the historical lease classification to carry forward. The Company also made an accounting policy election to not recognize leases with an initial term of 12 months or less on the balance sheet. The Company will recognize short-term lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term. The Company recognized the cumulative effect of initially applying the new lease standard as an adjustment to the 2019 opening balance sheet. The cumulative effect of the standard’s adoption also includes adjustments related to previously unrecognized finance leases. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

3. Business combinations
2019 Acquisitions
Acquisition of Nexeo
On February 28, 2019, the Company completed its previously announced acquisition of 100% of the equity interest of Nexeo Solutions, Inc. (“Nexeo”), a leading global chemicals and plastics distributor. The acquisition expands and strengthens Univar’s presence in North America and provides expanded opportunities to create the largest North American sales force in chemical and ingredients distribution and the broadest product offering.
The total purchase price of the acquisition was $1,804.8 million, composed of $1,155.5 million of cash paid (net of cash acquired of $56.8 million) and $649.3 million of newly issued shares of Univar common stock, which represented approximately 27.9 million shares of Univar common stock, based on Univar’s closing stock price of $23.29 on February 27, 2019. Under the merger agreement, each share of Nexeo stock issued and outstanding converted into 0.305 shares of Univar common stock and $3.02 in cash. As part of the acquisition, approximately $936.3 million of Nexeo’s debt and other long-term liabilities were repaid by Univar using the proceeds from long-term debt issued on February 28, 2019.
The $1,155.5 million cash payments, along with acquisition related costs, were funded through the proceeds from $781.5 million of incremental Term B Loans, $309.3 million borrowings under the New Senior ABL Facility and $175.0 million borrowings under the ABL Term Loan. Refer to “Note 13: Debt” for more information.
During the three months ended June 30, 2019, the Company updated Nexeo’s purchase price allocation to reflect adjustments from an opening balance sheet review which included changes in cash and cash equivalents, inventories, assets held for sale, property, plant and equipment, net, other assets, goodwill, trade accounts payable, other accrued expenses, liabilities held for sale, deferred tax liabilities and other long-term liabilities. These adjustments included a $6.9 million increase to goodwill, with corresponding adjustments to the tangible assets and liabilities assumed as discussed above.
The initial accounting for this acquisition is considered preliminary, and is subject to adjustments on receipt of additional information relevant to the acquisition, including working capital adjustments, valuations for certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired and related deferred income taxes. Management has engaged a third-party valuation firm to assist in the valuation of certain Nexeo’s tangible and intangible assets. This valuation is in process and the preliminary values below are based on initial information that continues to be subject to the completion of the valuation and allocation of the assets acquired.

The preliminary purchase price allocation at February 28, 2019 is as follows:

(in millions)
Trade accounts receivable, net	$286.9
Inventories	149.4
Prepaid expenses and other current assets	27.2
Assets held for sale	923.8
Property, plant and equipment, net	227.5
Goodwill	689.1
Intangible assets, net	173.9
Other assets	39.8
Trade accounts payable	(137.7)
Other accrued expenses	(110.6)
Liabilities held for sale	(283.8)
Deferred tax liabilities	(110.7)
Other long-term liabilities	(70.0)
Purchase consideration, net of cash	$1,804.8

Assets and liabilities held for sale are related to the Nexeo plastics distribution business (“Nexeo Plastics”). Nexeo Plastics was not aligned with the Company’s strategic objectives and, on March 29, 2019, the business was sold to an affiliate of One Rock Capital Partners, LLC for total proceeds of $640.0 million. Refer to “Note 4: Discontinued operations” for further information.
The Company recorded $689.1 million of goodwill which is primarily attributable to expected synergies from combining operations. The Company is in process of determining its allocation of goodwill to its USA, Canada and LATAM reporting units, as well as determining if goodwill is expected to be deductible for income tax purposes.
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
The amounts of net sales and net loss from continuing operations related to the Nexeo chemical distribution business, included in the Company’s condensed consolidated statements of operations from March 1, 2019 to June 30, 2019 are as follows:

(in millions)
Net sales	$622.3
Net loss from continuing operations	(17.0)

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
The unaudited pro forma financial information is as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Net sales	$2,584.6	$2,906.4	$5,070.6	$5,588.5
Net income (loss) from continuing operations	19.2	71.9	(40.6)	157.3

The pro forma financial information is for comparative purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2018.
The unaudited pro forma information is based upon accounting estimates and judgments the Company believes are reasonable. The unaudited pro forma information reflects adjustments directly attributed to the business combination including amortization on acquired intangible assets, interest expense, transaction and acquisition related costs and the related tax effects.

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
The operating results subsequent to the acquisition date did not have a significant impact on the condensed consolidated financial statements of the Company. The accounting for this acquisition was complete as of June 30, 2019.
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
4. Discontinued operations
On March 29, 2019, the Company completed the sale of the plastics distribution business of Nexeo to an affiliate of One Rock Capital Partners, LLC for total proceeds of $650.0 million, including $10.0 million for estimated excess working capital recorded during the first quarter of 2019. During the three months ended June 30, 2019, the Company recorded working capital adjustments resulting in adjusted total proceeds of $640.0 million.
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
The following table summarizes the operating results of the Company’s discontinued operations related to the sale described above for the three and six months ended June 30, 2019, as presented in “Net (loss) income from discontinued operations” on the condensed consolidated statements of operations.

(in millions)	Three months ended June 30, 2019	Six months ended June 30, 2019
External sales	$—	$156.9
Cost of goods sold (exclusive of depreciation)	—	136.7
Outbound freight and handling	—	3.5
Warehousing, selling and administrative	—	7.9
Other expenses	—	1.4
Income from discontinued operations before income taxes	$—	$7.4
Income tax expense from discontinued operations (1)	0.7	2.0
Net (loss) income from discontinued operations	$(0.7)	$5.4

(1)	The provision for income taxes for the three months ended June 30, 2019 includes an adjustment to the tax expense related to the one month operations reported as of March 31, 2019.

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
The following table disaggregates external customer net sales by major stream:

(in millions)	USA	Canada	EMEA	LATAM	Consolidated
	Three months ended June 30, 2019
Chemical Distribution	$1,515.6	$225.1	$457.5	$114.6	$2,312.8
Crop Sciences	—	167.1	—	—	167.1
Services	89.7	12.6	0.4	2.0	104.7
Total external customer net sales	$1,605.3	$404.8	$457.9	$116.6	$2,584.6

(in millions)	USA	Canada	EMEA	LATAM	Consolidated
	Six months ended June 30, 2019
Chemical Distribution	$2,763.1	$436.8	$940.9	$207.2	$4,348.0
Crop Sciences	—	217.6	—	—	217.6
Services	149.4	24.2	0.7	4.7	179.0
Total external customer net sales	$2,912.5	$678.6	$941.6	$211.9	$4,744.6

Revenue is recognized when performance obligations under the terms of the contract are satisfied, which generally occurs when goods or services are transferred to a customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Payment terms and conditions vary by regions where the Company performs business and contract types. The term between invoicing and when payment is due is generally one year or less. As of June 30, 2019, none of the Company’s contracts contained a significant financing component.
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
Costs to obtain or fulfill contracts with customers
Univar expenses costs to obtain contracts when the contract term and benefit period is expected to be one year or less. Contract costs where the contract term and benefit period is expected to be more than a year are capitalized and amortized over the performance obligation period. Capitalized contract costs of $1.4 million and $5.1 million are included in other current assets and other assets as of June 30, 2019 within the condensed consolidated balance sheets.
Deferred revenue
Deferred revenues are recognized as a contract liability when customers provide Univar with consideration prior to the Company satisfying a performance obligation. The following table provides information pertaining to the deferred revenue balance and account activity:

(in millions)
Deferred revenue as of January 1, 2019	$45.6
Deferred revenue as of June 30, 2019	6.4
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	44.4

The deferred revenue balances are all expected to have a duration of one year or less and are recorded within the other accrued expenses line item of the condensed consolidated balance sheets.
6. Other operating expenses, net
Other operating expenses, net consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Acquisition and integration related expenses	$32.6	$1.0	$109.7	$1.4
Stock-based compensation expense	11.3	4.3	17.3	13.7
Restructuring charges	0.5	—	0.6	0.5
Other employee termination costs	6.2	4.4	19.1	6.8
Saccharin legal settlement	—	—	62.5	—
Other	13.2	1.3	19.4	2.2
Total other operating expenses, net	$63.8	$11.0	$228.6	$24.6

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
2018 Restructuring
In 2018, the Company recorded restructuring charges of $3.2 million in USA, consisting of $3.1 million in employee termination costs and $0.1 million in other exit costs for employees impacted by a decision to consolidate departments. Additionally, the Company recorded restructuring charges of $0.9 million in Other, relating to employee termination costs. During the three months ended June 30, 2019, the Company recorded restructuring charges of $0.5 million in USA, consisting of $0.4 million in employee termination costs and $0.1 million in facility exit costs. During the six months ended June 30, 2019, the Company recorded restructuring charges of $0.8 million in USA, consisting of $0.6 million in employee termination costs, $0.1 million in facility exit costs, and $0.1 million in other exit costs. The Company expects to incur approximately $4.1 million of additional employee termination and other exit costs over the next year and expects this program to be substantially completed by 2020.
Also during the year ended December 31, 2018, the Company recorded restructuring charges of $0.9 million in EMEA relating to employee termination costs. The Company reduced its estimate in the amount of $0.2 million within employee termination costs for this program during the six months ended June 30, 2019. The Company does not expect to incur material costs in the future related to this restructuring program. The actions associated with this program are expected to be completed by the end of 2019.
The cost information above does not contain any estimates for programs that may be developed and implemented in future periods.
The following table summarizes activity related to accrued liabilities associated with restructuring:

(in millions)	January 1, 2019	Charge to earnings	Cash paid	Non-cash and other	June 30, 2019
Employee termination costs	$4.2	$0.4	$(3.2)	$—	$1.4
Facility exit costs	5.0	0.1	(0.1)	—	5.0
Other exit costs	0.2	0.1	—	—	0.3
Total	$9.4	$0.6	$(3.3)	$—	$6.7

(in millions)	January 1, 2018	Charge to earnings	Cash paid	Non-cash and other	December 31, 2018
Employee termination costs	$3.0	$5.3	$(3.4)	$(0.7)	$4.2
Facility exit costs	10.2	(0.7)	(4.4)	(0.1)	5.0
Other exit costs	(0.5)	0.2	(0.1)	0.6	0.2
Total	$12.7	$4.8	$(7.9)	$(0.2)	$9.4

Restructuring liabilities of $6.2 million and $5.9 million were classified as current in other accrued expenses in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively. The long-term portion of restructuring liabilities of $0.5 million and $3.5 million were recorded in other long-term liabilities in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively, and primarily consists of facility exit costs that are expected to be paid within the next five years.
While the Company believes the recorded restructuring liabilities are adequate, revisions to current estimates may be recorded in future periods based on new information as it becomes available.
8. Other (expense) income, net
Other (expense) income, net consisted of the following gains (losses):

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Foreign currency transactions	$(2.1)	$(4.2)	$(2.8)	$(4.3)
Foreign currency denominated loans revaluation	(4.7)	(2.6)	0.5	(1.4)
Undesignated foreign currency derivative instruments (1)	4.3	2.2	(5.6)	0.9
Undesignated interest rate swap contracts (1)	(3.0)	—	(2.8)	—
Non-operating retirement benefits (2)	0.6	3.4	1.2	6.9
Other	(0.7)	(0.9)	(2.2)	(1.6)
Total other (expense) income, net	$(5.6)	$(2.1)	$(11.7)	$0.5

(1)	Refer to “Note 16: Derivatives” for more information.

(2)	Refer to “Note 9: Employee benefit plans” for more information.

9. Employee benefit plans
The following table summarizes the components of net periodic cost (benefit) recognized in the condensed consolidated statements of operations:

	Domestic - Defined Benefit Pension Plans
	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Service cost (1)	$—	$—	$—	$—
Interest cost (2)	6.8	6.8	13.6	13.6
Expected return on plan assets (2)	(6.3)	(7.8)	(12.6)	(15.6)
Net periodic cost (benefit)	$0.5	$(1.0)	$1.0	$(2.0)

	Foreign - Defined Benefit Pension Plans
	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Service cost (1)	$0.6	$0.7	$1.2	$1.4
Interest cost (2)	3.9	3.9	7.8	7.9
Expected return on plan assets (2)	(5.1)	(6.4)	(10.1)	(12.9)
Prior service cost (2)	0.1	0.1	0.1	0.1
Net periodic benefit	$(0.5)	$(1.7)	$(1.0)	$(3.5)

(1)	Service cost is included in warehouse, selling and administrative expenses.

(2)	These amounts are included in other (expense) income, net.
10. Income taxes
The Company’s tax provision for interim periods is determined using an estimate of the annual effective income tax rate, adjusted for discrete items, if any, that occur in the relevant period. Each quarter, an estimate of the annual effective income tax rate is updated should management revise its forecast of earnings based upon the Company’s operating results. If there is a change in the estimated effective annual income tax rate, a cumulative adjustment is made. The quarterly income tax provision and forecast estimate of the annual effective income tax rate may be subject to volatility due to several factors, including the complexity in forecasting jurisdictional earnings before income tax, the rate of realization of forecasting earnings or losses by quarter, acquisitions, divestitures, foreign currency gains and losses, pension gains and losses, and other factors.
The income tax expense of $18.5 million and income tax benefit of $4.8 million for the three and six months ended June 30, 2019, resulted in an effective income tax rate of 52.1% and 8.3%, respectively. Discrete tax benefits of $3.8 million and $14.0 million are included in the $18.5 million income tax expense and the $4.8 million income tax benefit for the three and six month period ended June 30, 2019. The Company’s effective income tax rate without discrete items was 52.3%, higher than the US federal statutory rate of 21.0% primarily due to the impact of non-deductible Nexeo related acquisition and integration costs, along with state taxes, foreign rate differential, non-deductible compensation and other expenses, and an increase in the valuation allowance on certain income tax attributes. The six months ended June 30, 2019 discrete tax benefit of $14.0 million is substantially attributable to the indirect effects of the Nexeo Plastics sale.
The income tax expense for the three and six months ended June 30, 2018 was $27.2 million and $37.4 million, and resulted in an effective income tax rate of 32.7% and 23.5%. The Company’s effective income tax rate for the three and six month period ended June 30, 2018 was higher than the US federal statutory rate of 21.0% primarily due to the addition of state taxes, and the higher tax rates incurred on the company’s earnings outside the US, including the overall net impact of the 2017 US Tax Cuts and Jobs Act on foreign net earnings. The increases in the effective income tax rate were partially offset by the release of valuation allowances on certain tax attributes. The Company’s effective income tax rate for the six month period ended June 30, 2018 was lower than its three month period effective income tax rate ended June 30, 2018 mainly due to the impact of the discrete tax benefits recorded in the previous quarter.

11. Earnings per share
The following table presents the basic and diluted earnings per share computations:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2019	2018	2019	2018
Basic:
Net income (loss) from continuing operations	$17.0	$56.1	$(53.0)	$121.5
Net (loss) income from discontinued operations	(0.7)	—	5.4	—
Net income (loss)	$16.3	$56.1	$(47.6)	$121.5
Less: earnings allocated to participating securities	—	0.1	—	0.2
Earnings allocated to common shares outstanding	$16.3	$56.0	$(47.6)	$121.3

Weighted average common shares outstanding	169.8	141.1	159.5	141.0
Basic income (loss) per common share from continuing operations	$0.10	$0.40	$(0.33)	$0.86
Basic income per common share from discontinued operations	—	—	0.03	—
Basic income (loss) per common share (2)	$0.10	$0.40	$(0.30)	$0.86

Diluted:
Net income (loss) from continuing operations	$17.0	$56.1	$(53.0)	$121.5
Net (loss) income from discontinued operations	(0.7)	—	5.4	—
Net income (loss)	$16.3	$56.1	$(47.6)	$121.5
Less: earnings allocated to participating securities	—	—	—	—
Earnings allocated to common shares outstanding	$16.3	$56.1	$(47.6)	$121.5

Weighted average common shares outstanding	169.8	141.1	159.5	141.0
Effect of dilutive securities: stock compensation plans (1)	0.9	0.9	—	1.0
Weighted average common shares outstanding – diluted	170.7	142.0	159.5	142.0
Diluted income (loss) per common share from continuing operations	$0.10	$0.40	$(0.33)	$0.86
Diluted income per common share from discontinued operations	—	—	0.03	—
Diluted income (loss) per common share (2)	$0.10	$0.40	$(0.30)	$0.86

(1)
Stock options to purchase 2.9 million and 1.5 million shares of common stock and restricted stock of nil were outstanding during the three months ended June 30, 2019 and 2018, respectively, but were not included in the calculation of diluted income per share as the impact of these awards would have been anti-dilutive. Stock options to purchase 3.0 million and 1.4 million shares of common stock and restricted stock of 0.8 million and nil were outstanding during the six months ended June 30, 2019 and 2018, respectively, but were not included in the calculation of diluted income per share as the impact of these awards would have been anti-dilutive. Diluted shares outstanding also did not include 7.6 million and 5.1 million shares of common stock issuable on the exercise of warrants because the warrants were out-of-the-money for the three and six months ended June 30, 2019.

(2)	As a result of changes in the number of shares outstanding during the year and rounding, the sum of the quarters’ earnings per share may not equal the earnings per share for any year-to-date period.

12. Accumulated other comprehensive loss
The following tables present the changes in accumulated other comprehensive loss by component, net of tax:

(in millions)	Cash flow hedges	Defined benefit pension items	Currency translation items	Total
Balance as of December 31, 2018	$8.9	$(1.1)	$(381.0)	$(373.2)
Impact due to adoption of ASU 2018-02 (1)	1.5		(4.7)	(3.2)
Other comprehensive (loss) income before reclassifications	(18.6)	—	19.8	1.2
Amounts reclassified from accumulated other comprehensive loss	(5.6)	0.1	—	(5.5)
Net current period other comprehensive (loss) income	$(22.7)	$0.1	$15.1	$(7.5)
Balance as of June 30, 2019	$(13.8)	$(1.0)	$(365.9)	$(380.7)

Balance as of December 31, 2017	$6.7	$(1.2)	$(284.0)	$(278.5)
Impact due to adoption of ASU 2017-12 (2)	0.5	—	—	0.5
Other comprehensive income (loss) before reclassifications	11.6	—	(63.0)	(51.4)
Amounts reclassified from accumulated other comprehensive loss	$(2.2)	$0.1	$—	$(2.1)
Net current period other comprehensive income (loss)	$9.9	$0.1	$(63.0)	$(53.0)
Balance as of June 30, 2018	$16.6	$(1.1)	$(347.0)	$(331.5)

(1)
Adjusted due to the adoption of ASU 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” on January 1, 2019. Refer to “Note 2: Significant accounting policies” for more information.

(2)	Adjusted due to the adoption of ASU 2017-12 “Targeted Improvements to Accounting for Hedging Activities” on January 1, 2018.

The following is a summary of the amounts reclassified from accumulated other comprehensive loss to net (loss) income:

	Three months ended June 30,
(in millions)	2019 (1)	2018 (1)	Location of impact on statement of operations
Amortization of defined benefit pension items:
Prior service cost	$0.1	$0.1	Other (expense) income, net
Tax expense	—	—	Income tax expense (benefit)
Net of tax	$0.1	$0.1
Cash flow hedges:
Interest rate swap contracts	$(3.7)	$(3.0)	Interest expense
Tax expense	0.9	0.8	Income tax expense (benefit)
Net of tax	$(2.8)	$(2.2)
Total reclassifications for the period	$(2.7)	$(2.1)

	Six months ended June 30,
(in millions)	2019 (1)	2018 (1)	Location of impact on statement of operations
Amortization of defined benefit pension items:
Prior service cost	$0.1	$0.1	Other (expense) income, net
Tax expense	—	—	Income tax expense (benefit)
Net of tax	$0.1	$0.1
Cash flow hedges:
Interest rate swap contracts	$(7.5)	$(3.0)	Interest expense
Tax expense	1.9	0.8	Income tax expense (benefit)
Net of tax	$(5.6)	$(2.2)
Total reclassifications for the period	$(5.5)	$(2.1)

(1)	Amounts in parentheses indicate credits to net income in the condensed consolidated statement of operations.

13. Debt
Short-term financing
Short-term financing consisted of the following:

(in millions)	June 30, 2019	December 31, 2018
Amounts drawn under credit facilities	$1.5	$4.7
Bank overdrafts	1.7	3.4
Total short-term financing	$3.2	$8.1

As of June 30, 2019 and December 31, 2018, the Company had $142.0 million and $139.4 million in outstanding letters of credit, respectively.
Long-term debt
Long-term debt consisted of the following:

(in millions)	June 30, 2019	December 31, 2018
Senior Term Loan Facilities:
Term B Loan due 2024, variable interest rate of 4.65% and 4.77% at June 30, 2019 and December 31, 2018, respectively	$1,438.0	$1,747.8
Euro Term B-2 Loan due 2024, variable interest rate of 2.75% at June 30, 2019	398.2	—
Term B-4 Loan due 2024, variable interest rate of 4.90% at June 30, 2019	245.0	—
Asset Backed Loan (ABL) Facilities:
North American ABL Facility due 2024, variable interest rate of 3.98% at June 30, 2019	397.5	—
Canadian ABL Term Loan due 2022, variable interest rate of 4.21% at June 30, 2019	175.7	—
Euro ABL Facility due 2023, variable interest rate of 1.75% at June 30, 2019 and December 31, 2018	46.6	58.5
North American ABL Facility due 2020, variable interest rate of 4.19% at December 31, 2018 (amended February 2019)	—	134.7
Senior Unsecured Notes:
Senior Unsecured Notes due 2023, fixed interest rate of 6.75% at June 30, 2019 and December 31, 2018	399.5	399.5
Finance lease obligations	66.2	54.8
Total long-term debt before discount	$3,166.7	$2,395.3
Less: unamortized debt issuance costs and discount on debt	(30.6)	(23.2)
Total long-term debt	$3,136.1	$2,372.1
Less: current maturities	(19.0)	(21.7)
Total long-term debt, excluding current maturities	$3,117.1	$2,350.4

The weighted average interest rate on long-term debt was 4.38% and 4.29% as of June 30, 2019 and December 31, 2018, respectively.
On April 3, 2019, using the proceeds from the sale of Nexeo Plastics, the Company repaid $448.8 million of its outstanding Euro and USD Term Loans due 2024. As a result of the prepayment of $309.8 million of the Term B Loan, €74.8 million of the Euro Term B-2 Loan and $55.0 million of the Term B-4 Loan, there are no mandatory principal payments required under the Senior Term Facilities until 2024.
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
The interest rates applicable to the term loans under the Senior Term Facilities are based on, at the borrower’s option, (i) in the case of dollar denominated Term B-4 loan facility, a fluctuating rate of interest determined by reference to a base rate plus an applicable margin equal to 1.75% or a Eurocurrency rate plus an applicable margin equal to 2.75% (in each case with one 0.25% step down based on achievement of a specific leverage level) and (ii) in the case of Euro denominated Euro Term B-2 loan facility, a fluctuating rate of interest determined by reference to a EURIBOR rate plus an applicable margin equal to 2.75%. The Term B-4 loan and the Euro Term B-2 loan remaining balances are due on the maturity date of July 1, 2024. The Company can repay either loan in whole or part without penalty.
On February 28, 2019, the Company and certain of its US and Canadian subsidiaries entered into an Amended and Restated ABL Credit Agreement pursuant to which Bank of America N.A. and the other lenders party thereto agreed to provide for a five year senior secured ABL credit facility in an aggregate amount of $1.2 billion US dollars and $325.0 million Canadian dollars and a three year secured Canadian dollar ABL term loan facility (“ABL Term Loan”) in an aggregate principal amount of the Canadian dollar equivalent of $175.0 million (collectively, the “New Senior ABL Facility”). The New Senior ABL Facility amends and restates in full the ABL facility entered into by Univar on July 28, 2015. Under the two revolving tranches, the borrowers may request loan advances and make loan repayments until the maturity date of February 28, 2024. The maximum amount available to be borrowed under the New Senior ABL Facility will be determined by a borrowing base consisting of eligible inventory, eligible accounts receivable and cash of Univar and certain of its subsidiaries.
The interest rates applicable to the loans under the New Senior ABL Facility are based on, at the borrower’s option, (i) with respect to initial term loan facility under the New Senior ABL Facility, a fluctuating rate of interest determined by reference to either a prime rate plus an applicable margin ranging from 1.00% to 1.25% or a BA rate plus an applicable margin ranging from 2.00% to 2.25% and (ii) with respect to the US and Canadian revolving loans under the New Senior ABL Facility, a fluctuating rate of interest determined by reference to a base rate plus an applicable margin ranging from 0.25% to 0.50% or a Eurocurrency rate plus an applicable margin ranging from 1.25% to 1.50%. The applicable margin will be adjusted after the completion of each full fiscal quarter based upon the pricing grid in the New Senior ABL Facility. The ABL Term Loan is payable in quarterly installments of 25.0% of the aggregate initial principal amount commencing June 30, 2021 with a final amortization payment on February 28, 2022.
Assets pledged under the New Senior ABL Facility, Senior Term Facilities and the Euro ABL include $36.9 million of cash, $1,329.0 million of trade accounts receivable, net, $801.9 million of inventories, $147.7 million of prepaid expenses and other current assets and $958.3 million of property, plant and equipment, net.
As a result of the February 2019 amendment related to the New Senior ABL Facility, the Company recognized a loss on extinguishment of debt of $0.7 million during the six months ended June 30, 2019.
14. Supplemental balance sheet information
Property, plant and equipment, net

(in millions)	June 30, 2019	December 31, 2018
Property, plant and equipment, at cost	$2,193.5	$1,925.9
Less: accumulated depreciation	(1,040.0)	(970.1)
Property, plant and equipment, net	$1,153.5	$955.8

Finance lease assets, net
Included within property, plant and equipment, net are assets related to finance leases where the Company is the lessee. The below table summarizes the cost and accumulated depreciation related to these assets:

(in millions)	June 30, 2019	December 31, 2018
Finance lease assets, at cost	$113.9	$89.4
Less: accumulated depreciation	(49.7)	(37.4)
Finance lease assets, net	$64.2	$52.0

Intangible assets, net
The gross carrying amounts and accumulated amortization of the Company’s intangible assets were as follows:

	June 30, 2019			December 31, 2018
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships	$1,025.9	$(655.5)	$370.4	$846.1	$(620.3)	$225.8
Other	175.8	(165.2)	10.6	175.1	(162.8)	12.3
Total intangible assets	$1,201.7	$(820.7)	$381.0	$1,021.2	$(783.1)	$238.1

Other intangible assets consist of intellectual property trademarks, trade names, supplier relationships, non-compete agreements and exclusive distribution rights.
Other accrued expenses
As of June 30, 2019 and December 31, 2018, there were no components within other accrued expenses that were greater than five percent of total current liabilities.
15. Fair value measurements
Items measured at fair value on a recurring basis
The following table presents the Company’s gross assets and liabilities measured on a recurring basis:

	Level 2		Level 3
(in millions)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Financial current assets:
Forward currency contracts	$2.4	$0.3	$—	$—
Interest rate swap contracts	—	12.4	—	—
Financial non-current assets:
Interest rate swap contracts	—	1.5	—	—
Financial current liabilities:
Forward currency contracts	0.2	0.2	—	—
Interest rate swap contracts	0.4	—	—	—
Financial non-current liabilities:
Interest rate swap contracts	20.9	—	—	—
Warrant liability	—	—	23.4	—

The net amounts by legal entity related to forward currency contracts included in prepaid and other current assets were $2.4 million and $0.3 million as of June 30, 2019 and December 31, 2018, respectively. The net amounts related to forward currency contracts included in other accrued expenses were $0.2 million and $0.2 million as of June 30, 2019 and December 31, 2018, respectively.
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

The warrant liability in the table above consisted of the fair value of warrants assumed in connection with the Nexeo acquisition. Refer to “Note 3: Business combinations” for more information. The fair value of the warrant liability is calculated using the Black-Scholes-Merton option valuation model. The fair value of the warrants was computed using the following assumptions: expected option life two years, volatility 26.07%, and risk-free interest rate of 1.75%. As the Company does not have sufficient historical volatility data, the expected volatility is based on the average historical data of a peer group of public companies over a period equal to the expected term of the stock options. The risk-free interest rate assumption was based on the US Treasury rates. Based on the valuation methodology, the warrant liability is classified as Level 3 in the fair value hierarchy.
The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consists of the warrant liability related to the Nexeo acquisition.

(in millions)	Warrant Liability
Fair value as of December 31, 2018	$—
Additions	26.0
Fair value adjustments	(2.6)
Fair value as of June 30, 2019	$23.4

Fair value adjustments are recorded within other operating expenses, net in the condensed consolidated statement of operations.
Financial instruments not carried at fair value
The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	June 30, 2019		December 31, 2018
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt including current portion (Level 2)	$3,136.1	$3,173.9	$2,372.1	$2,314.3

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
As of June 30, 2019 and December 31, 2018, the Company had designated interest rate swap contracts with a total notional amount of $1.8 billion and $2.0 billion, respectively. In March 2019 and December 2018, the Company entered into interest rate swap contracts with a total notional amount of $300.0 million and $500.0 million effective March 2019 and June 2019, respectively whereby a fixed rate of interest (weighted average of 2.27% and 2.73%, respectively) is paid and a variable rate of interest (three-month LIBOR) is received as calculated on the notional amount. In 2017, the Company entered into interest rate swap contracts with a remaining notional amount of $1.0 billion whereby a fixed rate of interest (weighted average of 1.70%) is paid and a variable rate of interest (three-month LIBOR) is received as calculated on the notional amount.
As of June 30, 2019, the designated interest rate swaps held by the Company continue to qualify for hedge accounting. The Company recognizes the changes in fair value of the interest rate swap contracts, whether it is due to effectiveness or ineffectiveness, in other comprehensive income and subsequently is reclassified to the income statement when the hedged item impacts earnings.
During the three and six months ended June 30, 2019, there were $3.7 million and $7.5 million in gains on our interest rate swap contracts that were reclassified to interest expense in the condensed consolidated statement of operations, respectively. As of June 30, 2019, the Company estimates that $0.1 million of derivative losses included in accumulated other comprehensive loss will be reclassified into the condensed consolidated statement of operations within the next 12 months. The activity related to our cash flow hedges is included in “Note 12: Accumulated other comprehensive loss.”
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
The fair value of interest rate swaps is recorded either in prepaid expenses and other current assets, other assets, other accrued expenses or other long-term liabilities in the condensed consolidated balance sheets. As of June 30, 2019 and December 31, 2018 a current liability of $0.4 million was included in other accrued expenses and a current asset of $12.4 million was included in other current assets, respectively. As of June 30, 2019 a non-current liability of $20.9 million was included in other long-term liabilities. As of December 31, 2018, a non-current asset of $1.5 million was included in other assets.
Foreign currency derivatives
The Company uses forward currency contracts to hedge earnings from the effects of foreign exchange relating to certain of the Company’s monetary assets and liabilities denominated in a foreign currency. These derivative instruments are not formally designated as hedges by the Company and the terms of these instruments range from one to three months. Forward currency contracts are recorded at fair value in either prepaid expenses and other current assets or other accrued expenses in the condensed consolidated balance sheet, reflecting their short-term nature. The fair value adjustments and gains and losses are included in other (expense) income, net within the condensed consolidated statements of operations. Refer to “Note 8: Other (expense) income, net” for more information. On March 29, 2019, the Company entered into a €350.0 million forward currency contract to hedge foreign exchange risk related to the Euro Term B loan. On June 28, 2019, the Company entered into a new forward currency contract with a total notional amount of €350.0 million with a termination date of October 1, 2019 to replace its existing forward currency contract which has a termination date of July 1, 2019. The total notional amount of undesignated forward currency contracts were $910.7 million and $108.1 million as of June 30, 2019 and December 31, 2018, respectively.
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
The Company is subject to liabilities from claims alleging personal injury from exposure to asbestos. The claims result primarily from an indemnification obligation related to Univar USA Inc.’s (“Univar”) 1986 purchase of McKesson Chemical Company from McKesson Corporation (“McKesson”). Univar is also a defendant in a small number of asbestos claims. As of June 30, 2019, there were fewer than 97 asbestos-related claims for which the Company has liability for defense and indemnity pursuant to the indemnification obligation. The volume of such cases has decreased in recent quarters. Historically, the vast majority of the claims against both McKesson and Univar have been dismissed without payment. The Company does incur costs in defending these claims. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of these matters will have a material effect on its overall financial position, results of operations or cash flows. However, the Company cannot predict the outcome of any present or future claims or litigation and adverse developments could negatively impact earnings or cash flows in a particular future period.
Merger-related Appraisal Litigation
In connection with the previously disclosed acquisition of Nexeo Solutions, Inc., on June 26, 2019, the Company reached an agreement with BCIM Strategic Value Master Fund, LP (“BCIM”) to resolve a dispute regarding the fair value of 5.0 million shares of Nexeo common stock, for which BCIM sought appraisal in a petition filed in the Delaware Court of Chancery, captioned BCIM Strategic Value Master Fund, LP v. Nexeo Solutions, Inc., No. 2019-0363-KSJM. The terms of the agreement, among other matters, provide that, in exchange for a release and dismissal of all asserted claims, the Company will make a cash payment of $63.5 million to BCIM and, as a result, BCIM will relinquish any and all rights to approximately $15.1 million in cash and

1.5 million shares of Univar common stock valued at $35.5 million in the custody of Equiniti, the transfer agent. With this resolution, this cash and shares were returned to the Company. At June 30, 2019, the $63.5 million due to BCIM is recorded as a current liability within other accrued expenses and the returned Univar common stock has been recorded as canceled in the condensed consolidated balance sheets. The period during which former holders of Nexeo common stock were eligible to seek appraisal has expired, and no other such claims are pending.
Environmental
The Company is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively “environmental remediation work”) at approximately 130 locations, some that are now or were previously Company-owned/occupied and some that were never Company-owned/occupied (“non-owned sites”).
The Company’s environmental remediation work at some sites is being conducted pursuant to governmental proceedings or investigations. At other sites, the Company, with appropriate state or federal agency oversight and approval, is conducting the environmental remediation work voluntarily. The Company is currently undergoing remediation efforts or is in the process of active review of the need for potential remediation efforts at approximately 108 current or formerly Company-owned/occupied sites. In addition, the Company may be liable for a share of the clean-up of approximately 22 non-owned sites. These non-owned sites are typically (a) locations of independent waste disposal or recycling operations with alleged or confirmed contaminated soil and/or groundwater to which the Company may have shipped waste products or drums for re-conditioning, or (b) contaminated non-owned sites near historical sites owned or operated by the Company or its predecessors from which contamination is alleged to have arisen.
In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; changes in the scope of remediation; the interpretation, application and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of the Company’s involvement at various sites for which the Company is allegedly associated. It is the Company’s policy to record appropriate liabilities on a case by case basis when remedial efforts or claims are probable and the costs are reasonable to estimate. The Company continually monitors its own sites and work with other potentially responsible parties to deploy feasible remediation techniques. The recorded liabilities are adjusted periodically as remediation progresses or other relevant information becomes available. The level of annual expenditures for remedial, monitoring and investigatory activities will change in the future as components of planned remediation activities are completed and the scope, timing and costs of remediation are changed. Given the uncertainties regarding laws, regulations, technology, information related to sites and potentially responsible parties, the Company does not believe it is possible to develop an estimate of the range of reasonably possible losses in excess of the recorded liabilities. Project lives vary, depending on the specific site and type of remediation project. Associated cash payments are expected to be paid from operating activities.
Changes in total environmental liabilities are as follows:

	Six months ended June 30,
(in millions)	2019	2018
Environmental liabilities at beginning of period	$83.5	$89.2
Revised obligation estimates	8.2	5.0
Environmental payments	(8.9)	(8.0)
Foreign exchange	—	(0.1)
Environmental liabilities at end of period	$82.8	$86.1

Environmental liabilities of $31.0 million and $32.1 million were classified as current in other accrued expenses in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively. The long-term portion of environmental liabilities is recorded in other long-term liabilities in the condensed consolidated balance sheets.
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
The Company determines if an arrangement is a lease at inception and all arrangements deemed to be leases are subject to an assessment to determine the classification between finance and operating leases. Operating leases are included in other assets, other accrued expenses, and other long-term liabilities on the condensed consolidated balance sheet for the period ended June 30, 2019. Finance leases are included in property, plant and equipment, net, current portion of long-term debt, and long-term debt on the condensed consolidated balance sheets.
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
To the extent the Company is reasonably certain to exercise, the lease term related to outstanding leases include renewal or termination options that are at the Company’s sole discretion. Certain leases also include options to purchase the leased property, which are deemed to be finance leases to the extent the Company is reasonably certain to exercise the option. The depreciable life of assets and leasehold improvements are limited by the expected lease term; unless there is either a transfer of title or purchase option the Company is reasonably certain to exercise, which would necessitate the asset or leasehold improvement to be depreciated over the standard property, plant and equipment estimated useful lives.
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

Leases

(in millions)	Condensed Consolidated Balance Sheet Classifications	June 30, 2019
Assets
Operating lease assets	Other assets	$177.4
Finance lease assets	Property, plant and equipment, net (1)	64.2
Total lease assets		$241.6
Liabilities
Current liabilities:
Current portion of operating lease liabilities	Other accrued expenses	$52.2
Current portion of finance lease liabilities	Current portion of long-term debt	19.0
Noncurrent liabilities:
Operating lease liabilities	Other long-term liabilities	130.5
Finance lease liabilities	Long-term debt	47.2
Total lease liabilities		$248.9

(1)	Finance lease right-of-use assets are recorded net of accumulated amortization of $49.7 million as of June 30, 2019.
Lease Cost

(in millions)	Three months ended June 30, 2019
Condensed Consolidated Statement of Operations Classification	Operating Leases	Finance Leases	Total
Cost of goods sold (exclusive of depreciation)	$4.0	$—	$4.0
Outbound freight and handling	1.9	—	1.9
Warehousing, selling and administrative	6.5	—	6.5
Depreciation	—	4.8	4.8
Interest expense	—	0.7	0.7
Total gross lease component cost	$12.4	$5.5	$17.9
Variable lease costs			0.7
Short-term lease costs			9.0
Total gross lease costs			$27.6
Sublease income (1)			0.6
Total net lease cost			$27.0

(in millions)	Six months ended June 30, 2019
Condensed Consolidated Statement of Operations Classification	Operating Leases	Finance Leases	Total
Cost of goods sold (exclusive of depreciation)	$7.7	$—	$7.7
Outbound freight and handling	3.7	—	3.7
Warehousing, selling and administrative	13.9	—	13.9
Depreciation	—	9.4	9.4
Interest expense	—	1.3	1.3
Total gross lease component cost	$25.3	$10.7	$36.0
Variable lease costs			0.9
Short-term lease costs			11.6
Total gross lease costs			$48.5
Sublease income (1)			1.6
Total net lease cost			$46.9

(1)	Sublease income for the three and six months ended June 30, 2019 excludes rental income from owned properties of $1.3 million and $1.5 million, respectively, which is included in net sales.

Maturity of Lease Liabilities

(in millions)	Operating Leases	Finance Leases	Total
2019	$32.9	$10.3	$43.2
2020	51.7	18.5	70.2
2021	41.8	14.7	56.5
2022	32.1	11.4	43.5
2023	21.0	2.9	23.9
2024 and After	35.8	1.1	36.9
Total lease payments	$215.3	$58.9	$274.2
Less: Interest	33.5	4.6
Present value of lease liabilities, excluding guaranteed residual values (1)	$181.8	$54.3
Plus: Present value of guaranteed residual values (1)	0.9	11.9
Present value of lease liabilities	$182.7	$66.2

(1)
The Company is not expected to have cash outflows related to the present value of guaranteed residual values. The Company’s current present value of lease liabilities includes guaranteed residual values related to leases in effect prior to the ASC 842 due to the Company’s practical expedient elections denoted within “Note 2: Significant accounting policies.” The gross value of the guaranteed residual values for operating and finance leases is $1.0 million and $13.1 million as of June 30, 2019, respectively.

Lease Term and Discount Rate

June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	5.0
Finance leases	3.2
Weighted-average discount rate
Operating leases	4.99%
Finance leases	4.35%
Other Information

(in millions)	Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$28.9
Operating cash flows from finance leases	1.3
Financing cash flows from finance leases	9.6

19. Segments
Management monitors the operating results of its operating segments separately for the purpose of making decisions about resource allocation and performance assessment. Management evaluates performance on the basis of Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net income (loss), plus the sum of: net (loss) income from discontinued operations, interest expense, net of interest income; income tax expense (benefit); depreciation; amortization; loss on extinguishment of debt; other operating expenses, net; and other (expense) income, net.
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

Financial information for the Company’s segments is as follows:

(in millions)	USA	Canada	EMEA	LATAM	Other/ Eliminations (1)	Consolidated
	Three months ended June 30, 2019
Net sales:
External customers	$1,605.3	$404.8	$457.9	$116.6	$—	$2,584.6
Inter-segment	23.4	1.7	1.0	—	(26.1)	—
Total net sales	$1,628.7	$406.5	$458.9	$116.6	$(26.1)	$2,584.6
Cost of goods sold (exclusive of depreciation)	1,254.6	338.0	348.7	92.1	(26.1)	2,007.3
Outbound freight and handling	66.4	11.6	14.9	2.5	—	95.4
Warehousing, selling and administrative	180.1	23.1	57.1	12.6	7.9	280.8
Adjusted EBITDA	$127.6	$33.8	$38.2	$9.4	$(7.9)	$201.1
Other operating expenses, net						63.8
Depreciation						39.7
Amortization						18.6
Interest expense, net						37.9
Other expense, net						5.6
Income tax expense						18.5
Net income from continuing operations						$17.0
Net loss from discontinued operations						$(0.7)
Net income						$16.3
Total assets	$5,600.9	$1,715.1	$1,030.1	$317.1	$(1,532.1)	$7,131.1

(in millions)	USA	Canada	EMEA	LATAM	Other/ Eliminations (1)	Consolidated
	Three months ended June 30, 2018
Net sales:
External customers	$1,309.8	$450.9	$511.9	$100.0	$—	$2,372.6
Inter-segment	37.9	2.2	1.2	—	(41.3)	—
Total net sales	$1,347.7	$453.1	$513.1	$100.0	$(41.3)	$2,372.6
Cost of goods sold (exclusive of depreciation)	1,056.9	384.2	394.9	77.4	(41.3)	1,872.1
Outbound freight and handling	56.7	12.0	15.8	2.0	—	86.5
Warehousing, selling and administrative	136.9	22.3	62.3	11.5	7.9	240.9
Adjusted EBITDA	$97.2	$34.6	$40.1	$9.1	$(7.9)	$173.1
Other operating expenses, net						11.0
Depreciation						30.9
Amortization						13.8
Interest expense, net						32.0
Other expense, net						2.1
Income tax expense						27.2
Net income						$56.1
Total assets	$3,310.1	$1,758.6	$1,017.3	$220.6	$(597.5)	$5,709.1

(in millions)	USA	Canada	EMEA	LATAM	Other/ Eliminations (1)	Consolidated
	Six months ended June 30, 2019
Net sales:
External customers	$2,912.5	$678.6	$941.6	$211.9	$—	$4,744.6
Inter-segment	48.3	2.8	2.0	—	(53.1)	—
Total net sales	$2,960.8	$681.4	$943.6	$211.9	$(53.1)	$4,744.6
Cost of goods sold (exclusive of depreciation)	2,279.4	559.4	717.2	168.0	(53.1)	3,670.9
Outbound freight and handling	122.0	21.3	30.5	4.5	—	178.3
Warehousing, selling and administrative	334.7	45.2	115.6	24.3	14.4	534.2
Adjusted EBITDA	$224.7	$55.5	$80.3	$15.1	$(14.4)	$361.2
Other operating expenses, net						228.6
Depreciation						72.9
Amortization						33.0
Interest expense, net						72.1
Loss on extinguishment of debt						0.7
Other expense, net						11.7
Income tax benefit						(4.8)
Net loss from continuing operations						$(53.0)
Net income from discontinued operations						$5.4
Net loss						$(47.6)
Total assets	$5,600.9	$1,715.1	$1,030.1	$317.1	$(1,532.1)	$7,131.1

(in millions)	USA	Canada	EMEA	LATAM	Other/ Eliminations (1)	Consolidated
	Six months ended June 30, 2018
Net sales:
External customers	$2,514.2	$764.3	$1,050.5	$201.6	$—	$4,530.6
Inter-segment	73.0	4.2	2.6	0.1	(79.9)	—
Total net sales	$2,587.2	$768.5	$1,053.1	$201.7	$(79.9)	$4,530.6
Cost of goods sold (exclusive of depreciation)	2,017.5	637.2	810.9	157.8	(79.9)	3,543.5
Outbound freight and handling	106.6	22.4	32.8	4.0	—	165.8
Warehousing, selling and administrative	274.7	44.8	124.6	23.0	14.8	481.9
Adjusted EBITDA	$188.4	$64.1	$84.8	$16.9	$(14.8)	$339.4
Other operating expenses, net						24.6
Depreciation						62.3
Amortization						27.2
Interest expense, net						66.9
Other income, net						(0.5)
Income tax expense						37.4
Net income						$121.5
Total assets	$3,310.1	$1,758.6	$1,017.3	$220.6	$(597.5)	$5,709.1

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
We monitor the results of our operating segments separately for the purposes of making decisions about resource allocation and performance assessment. We evaluate performance on the basis of gross profit, which we define as net sales less cost of goods sold (exclusive of depreciation), gross margin, which we define as gross profit divided by external net sales, Adjusted EBITDA, which we define as our consolidated net income (loss), plus the sum of net (loss) income from discontinued operations, interest expense, net of interest income, income tax expense (benefit), depreciation, amortization, loss on extinguishment of debt, other operating expenses, net (which primarily consists of acquisition and integration related expenses, employee stock-based compensation expense, restructuring charges, other employee termination costs, and other unusual or non-recurring expenses) and other (expense) income, net (which consists of gains and losses on foreign currency transactions and undesignated derivative instruments, non-operating retirement benefits, and other non-operating activity) as well as Adjusted EBITDA margin, which we define as Adjusted EBITDA divided by external net sales. We believe that Adjusted EBITDA is an important indicator of operating performance because:

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
The following is management’s discussion and analysis of the financial condition and results of operations for the three and six months ended June 30, 2019 as compared to the corresponding period in the prior year. Information included in this section for sales volumes and pricing utilize an average price at the consolidated level and respective reporting segment levels. In certain reporting segments we utilized country and revenue stream information to provide a more accurate representation of changes to the business. This discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, set forth in this report under “Financial Statements” and our Annual Report on Form 10-K for the year ended December 31, 2018.
Non-GAAP Financial Measures
We believe that certain financial measures that do not comply with US GAAP provide relevant and meaningful information concerning the ongoing operating results of the Company. These financial measures include gross profit, gross margin (both exclusive of depreciation) and Adjusted EBITDA. Such non-GAAP financial measures are used from time to time herein but should not be viewed as a substitute for GAAP measures of performance.
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
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

	Three Months Ended				Favorable (unfavorable)	% Change	Impact of currency (1)
(in millions)	June 30, 2019		June 30, 2018
Net sales	$2,584.6	100.0%	$2,372.6	100.0%	$212.0	8.9%	(2.1)%
Cost of goods sold (exclusive of depreciation)	2,007.3	77.7%	1,872.1	78.9%	(135.2)	7.2%	2.1%
Operating expenses:
Outbound freight and handling	95.4	3.7%	86.5	3.6%	(8.9)	10.3%	1.6%
Warehousing, selling and administrative	280.8	10.9%	240.9	10.2%	(39.9)	16.6%	2.0%
Other operating expenses, net	63.8	2.5%	11.0	0.5%	(52.8)	480.0%	0.9%
Depreciation	39.7	1.5%	30.9	1.3%	(8.8)	28.5%	1.6%
Amortization	18.6	0.7%	13.8	0.6%	(4.8)	34.8%	1.4%
Total operating expenses	$498.3	19.3%	$383.1	16.1%	$(115.2)	30.1%	1.8%
Operating income	$79.0	3.1%	$117.4	4.9%	$(38.4)	(32.7)%	(3.1)%
Other (expense) income:
Interest income	1.1	—%	0.9	—%	0.2	22.2%	(11.1)%
Interest expense	(39.0)	(1.5)%	(32.9)	(1.4)%	(6.1)	18.5%	0.6%
Other expense, net	(5.6)	(0.2)%	(2.1)	(0.1)%	(3.5)	166.7%	9.5%
Total other expense	$(43.5)	(1.7)%	$(34.1)	(1.4)%	$(9.4)	27.6%	0.8%
Income from continuing operations before income taxes	35.5	1.4%	83.3	3.5%	(47.8)	(57.4)%	(4.0)%
Income tax expense from continuing operations	18.5	0.7%	27.2	1.1%	8.7	(32.0)%	3.0%
Net income from continuing operations	$17.0	0.7%	$56.1	2.4%	$(39.1)	(69.7)%	(4.5)%
Net loss from discontinued operations	$(0.7)	—%	$—	—%	$(0.7)	100.0%	—%
Net income	$16.3	0.6%	$56.1	2.4%	$(39.8)	(70.9)%	(4.4)%

(1)	Foreign currency translation is included in the percentage change. Unfavorable impacts from foreign currency translation are designated with parentheses.
Net sales
Net sales were $2,584.6 million for the three months ended June 30, 2019, an increase of $212.0 million, or 8.9%, from the three months ended June 30, 2018. Net sales increased from the February 2019 Nexeo acquisition in USA, Canada and LATAM and the May 2018 Earthoil acquisition in EMEA. On a constant currency basis, net sales decreased due to lower sales volumes in USA, EMEA, and Canada as well as from changes in sales pricing and product mix in USA, Canada and LATAM for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Refer to the “Segment results” for the three months ended June 30, 2019 discussion for additional information.
Gross profit (exclusive of depreciation)
Gross profit increased $76.8 million, or 15.3%, to $577.3 million for the three months ended June 30, 2019. The increase in gross profit is attributable to higher average selling prices resulting from changes in market and product mix. The increase in gross profit from acquisitions was attributable to the February 2019 Nexeo acquisition in USA, Canada and LATAM segments and the May 2018 Earthoil acquisition in EMEA. Gross margin, which the Company defines as gross profit divided by external net sales, increased to 22.3% for the three months ended June 30, 2019 from 21.1% for the three months ended June 30, 2018. Refer to the “Segment results” for the three months ended June 30, 2019 discussion for additional information.

Outbound freight and handling
Outbound freight and handling expenses increased $8.9 million, or 10.3%, to $95.4 million for the three months ended June 30, 2019. On a constant currency basis, outbound freight and handling expenses increased $10.3 million, or 11.9%, primarily due to the February 2019 Nexeo acquisition, partially offset by lower sales volumes. Refer to the “Segment results” for the three months ended June 30, 2019 discussion for additional information.
Warehousing, selling and administrative
Warehousing, selling and administrative expenses increased $39.9 million, or 16.6%, to $280.8 million for the three months ended June 30, 2019. On a constant currency basis, the $44.8 million increase is primarily due to incremental expenses from the February 2019 Nexeo acquisition and higher environmental remediation expenses. These costs were partially offset by cost containment efforts across all of our segments. Refer to the “Segment results” for the three months ended June 30, 2019 discussion for additional information.
Other operating expenses, net
Other operating expenses, net increased $52.8 million from $11.0 million for the three months ended June 30, 2018 to $63.8 million for the three months ended June 30, 2019. The increase was primarily due to higher acquisition and integration related expenses, higher stock-based compensation and higher other employee termination costs in connection with the February 2019 Nexeo acquisition. Refer to “Note 6: Other operating expenses, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Depreciation and amortization
Depreciation expense increased $8.8 million, or 28.5%, to $39.7 million for the three months ended June 30, 2019. On a constant currency basis, the $9.3 million increase was primarily due to the February 2019 Nexeo acquisition.
Amortization expense increased $4.8 million, or 34.8%, to $18.6 million for the three months ended June 30, 2019. On a constant currency basis, the increase of $5.0 million was primarily attributable to the February 2019 Nexeo acquisition.
Interest expense
Interest expense increased $6.1 million, or 18.5%, to $39.0 million for the three months ended June 30, 2019 due to higher average outstanding borrowings in connection with the February 2019 Nexeo acquisition. Refer to “Note 13: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other expense, net
Other expense, net increased $3.5 million, or 166.7%, from $2.1 million for the three months ended June 30, 2018 to $5.6 million for the three months ended June 30, 2019. The increase was primarily related to mark-to-market losses on interest rate swaps as well as the reduction in non-operating pension income. Refer to “Note 8: Other (expense) income, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Income tax expense from continuing operations
Income tax expense was $18.5 million for the three months ended June 30, 2019, resulting in an effective income tax rate of 52.1%. A discrete tax benefit of $3.8 million was included in the $18.5 million tax expense. The Company’s effective income tax rate without the discrete items was 46.1%, higher than the US federal statutory rate of 21.0%. This is primarily due to the impact of non-deductible Nexeo related acquisition and integration costs, along with state taxes, foreign rate differential, non-deductible compensation and other expenses, and an increase in the valuation allowance on certain tax attributes. The discrete tax benefit of $3.8 million is substantially attributable to the indirect effects of the Nexeo Plastics sale.
Income tax expense was $27.2 million for the three months ended June 30, 2018, resulting in an effective income tax rate of 32.7%. The Company’s effective income tax rate for three months ended June 30, 2018 was higher than the US federal statutory rate of 21.0%, primarily due to the addition of state taxes and the higher tax rates incurred on the company's earnings outside the US. These increases in the effective income tax rate were partially offset by the release of valuation allowances on certain tax attributes.
Net loss from discontinued operations
Net loss from discontinued operations was $0.7 million during the three months ended June 30, 2019. Discontinued operations for 2019 represents the Nexeo plastics distribution business.

Segment results
Our Adjusted EBITDA and gross profit by operating segment and in aggregate is summarized in the following tables:

(in millions)	USA	Canada	EMEA	LATAM	Other/ Eliminations (1)	Consolidated
	Three months ended June 30, 2019
Net sales:
External customers	$1,605.3	$404.8	$457.9	$116.6	$—	$2,584.6
Inter-segment	23.4	1.7	1.0	—	(26.1)	—
Total net sales	$1,628.7	$406.5	$458.9	$116.6	$(26.1)	$2,584.6
Cost of goods sold (exclusive of depreciation)	1,254.6	338.0	348.7	92.1	(26.1)	2,007.3
Outbound freight and handling	66.4	11.6	14.9	2.5	—	95.4
Warehousing, selling and administrative	180.1	23.1	57.1	12.6	7.9	280.8
Adjusted EBITDA	$127.6	$33.8	$38.2	$9.4	$(7.9)	$201.1
Other operating expenses, net						63.8
Depreciation						39.7
Amortization						18.6
Interest expense, net						37.9
Other expense, net						5.6
Income tax expense						18.5
Net income from continuing operations						$17.0
Net loss from discontinued operations						$(0.7)
Net income						$16.3

(in millions)	USA	Canada	EMEA	LATAM	Other/ Eliminations (1)	Consolidated
	Three months ended June 30, 2019
Gross profit:
Net sales	$1,628.7	$406.5	$458.9	$116.6	$(26.1)	$2,584.6
Cost of goods sold (exclusive of depreciation)	1,254.6	338.0	348.7	92.1	(26.1)	2,007.3
Gross profit (exclusive of depreciation)	$374.1	$68.5	$110.2	$24.5	$—	$577.3

(in millions)	USA	Canada	EMEA	LATAM	Other/ Eliminations (1)	Consolidated
	Three months ended June 30, 2018
Net sales:
External customers	$1,309.8	$450.9	$511.9	$100.0	$—	$2,372.6
Inter-segment	37.9	2.2	1.2	—	(41.3)	—
Total net sales	$1,347.7	$453.1	$513.1	$100.0	$(41.3)	$2,372.6
Cost of goods sold (exclusive of depreciation)	1,056.9	384.2	394.9	77.4	(41.3)	1,872.1
Outbound freight and handling	56.7	12.0	15.8	2.0	—	86.5
Warehousing, selling and administrative	136.9	22.3	62.3	11.5	7.9	240.9
Adjusted EBITDA	$97.2	$34.6	$40.1	$9.1	$(7.9)	$173.1
Other operating expenses, net						11.0
Depreciation						30.9
Amortization						13.8
Interest expense, net						32.0
Other expense, net						2.1
Income tax expense						27.2
Net income						$56.1

(in millions)	USA	Canada	EMEA	LATAM	Other/ Eliminations (1)	Consolidated
	Three months ended June 30, 2018
Gross profit:
Net sales	$1,347.7	$453.1	$513.1	$100.0	$(41.3)	$2,372.6
Cost of goods sold (exclusive of depreciation)	1,056.9	384.2	394.9	77.4	(41.3)	1,872.1
Gross profit (exclusive of depreciation)	$290.8	$68.9	$118.2	$22.6	$—	$500.5

(1)
Other/Eliminations represents the elimination of intersegment transactions as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.

USA.
External sales in the USA segment were $1,605.3 million, an increase of $295.5 million, or 22.6%, for the three months ended June 30, 2019. The increase in external net sales was primarily related to the February 2019 Nexeo acquisition partially offset by lower sales volumes attributable to soft market demand across most end markets.
Gross profit increased $83.3 million, or 28.6%, to $374.1 million for the three months ended June 30, 2019. The increase in gross profit was primarily related to the February 2019 Nexeo acquisition and favorable changes in sales pricing and product mix. The increase was partially offset by lower sales volumes. Gross margin increased from 22.2% for the three months ended June 30, 2018 to 23.3% during the three months ended June 30, 2019 due to changes in product mix and sales force execution.
Outbound freight and handling expenses increased $9.7 million, or 17.1%, to $66.4 million for the three months ended June 30, 2019 primarily due to the February 2019 Nexeo acquisition, partially offset by lower sales volumes.
Operating expenses increased $43.2 million, or 31.6%, to $180.1 million for the three months ended June 30, 2019 primarily due to incremental expenses from the February 2019 Nexeo acquisition. The increase was also attributable to higher environmental remediation expense partially offset by strong cost containment. Operating expenses as a percentage of external sales increased from 10.5% for the three months ended June 30, 2018 to 11.2% for the three months ended June 30, 2019.
Adjusted EBITDA increased by $30.4 million, or 31.3%, to $127.6 million for the three months ended June 30, 2019 primarily as a result of higher gross profit which offset the effect of higher outbound freight and handling expenses and higher operating expenses. Adjusted EBITDA margin increased from 7.4% in the three months ended June 30, 2018 to 7.9% for the three months ended June 30, 2019 primarily as a result of higher gross margin and lower outbound freight and handling expenses as a percentage of sales.
Canada.
External sales in the Canada segment were $404.8 million, a decrease of $46.1 million, or 10.2%, for the three months ended June 30, 2019. On a constant currency basis, external net sales decreased $30.4 million, or 6.7%, primarily due to lower sales volumes attributable to the weather-impacted agriculture market as well as lower demand from Canada’s energy sector. The decrease also resulted from lower average selling prices due to changes in market and product mix, partially offset by the increase from the February 2019 Nexeo acquisition.
Gross profit decreased $0.4 million, or 0.6%, to $68.5 million for the three months ended June 30, 2019. On a constant currency basis, gross profit increased $2.2 million, or 3.2%, due to contributions from the February 2019 Nexeo acquisition partially offset by lower sales volumes in agriculture. Gross margin increased 1.6% to 16.9% for the three months ended June 30, 2019 as a result of higher margins on certain commodity chemicals.
Outbound freight and handling expenses decreased $0.4 million, or 3.3%, to $11.6 million for the three months ended June 30, 2019 due to lower sales volumes, partially offset by incremental expenses from the February 2019 Nexeo acquisition.
Operating expenses increased by $0.8 million, or 3.6%, to $23.1 million for the three months ended June 30, 2019. Operating expenses as a percentage of external sales increased from 4.9% for the three months ended June 30, 2018 to 5.7% for the three months ended June 30, 2019 primarily due to incremental expenses from the February 2019 Nexeo acquisition, partially offset by strong cost containment. On a constant currency basis, operating expenses increased $1.7 million, or 7.6%.
Adjusted EBITDA decreased by $0.8 million, or 2.3%, to $33.8 million for the three months ended June 30, 2019. On a constant currency basis, Adjusted EBITDA increased $0.5 million, or 1.4%. Adjusted EBITDA margin increased from 7.7% for the three months ended June 30, 2018 to 8.3% for the three months ended June 30, 2019 primarily as a result of higher gross margin.
EMEA.
External sales in the EMEA segment were $457.9 million, a decrease of $54.0 million, or 10.5%, for the three months ended June 30, 2019. On a constant currency basis, external net sales decreased $22.9 million, or 4.5%, primarily due to lower sales volumes attributable to soft demand. The decrease in external net sales was partially offset by higher average selling prices due to favorable mix improvement as well as incremental sales from the May 2018 Earthoil acquisition.
Gross profit decreased $8.0 million, or 6.8%, to $110.2 million in the three months ended June 30, 2019. On a constant currency basis, gross profit decreased $0.7 million, or 0.6%, from lower sales volumes, partially offset by higher average selling prices and the May 2018 Earthoil acquisition. Gross margin increased from 23.1% for the three months ended June 30, 2018 to 24.1% for the three months ended June 30, 2019 primarily due to the favorable change in product mix and margin management initiatives.
Outbound freight and handling expenses decreased $0.9 million, or 5.7%, to $14.9 million, primarily due to lower sales volumes.
Operating expenses decreased $5.2 million, or 8.3%, to $57.1 million for the three months ended June 30, 2019, and increased as a percentage of external sales by 0.3% to 12.5% for the three months ended June 30, 2019. On a constant currency basis, operating expenses decreased $1.6 million, or 2.6%, which was primarily due to lower variable compensation cost.
Adjusted EBITDA decreased by $1.9 million, or 4.7%, to $38.2 million for the three months ended June 30, 2019. On a constant currency basis, Adjusted EBITDA increased $0.9 million, or 2.2% primarily due to effective cost containment. For the three months ended June 30, 2019, the pharmaceutical finished goods product line represented approximately 32% of Adjusted EBITDA in the EMEA segment. Adjusted EBITDA margin increased from 7.8% for the three months ended June 30, 2018 to 8.3% for the three months ended June 30, 2019.
LATAM.
External sales in the LATAM segment were $116.6 million, an increase of $16.6 million, or 16.6%, for the three months ended June 30, 2019. On a constant currency basis, external net sales increased $19.6 million, or 19.6%, primarily due to the February 2019 Nexeo acquisition and higher sales volumes in all regions.

Gross profit increased $1.9 million, or 8.4%, to $24.5 million for the three months ended June 30, 2019. On a constant currency basis, gross profit increased $2.8 million, or 12.4%, due to higher sales volumes in all regions and due to the February 2019 Nexeo acquisition. Gross margin decreased from 22.6% for the three months ended June 30, 2018 to 21.0% for the three months ended June 30, 2019.
Outbound freight and handling expenses increased $0.5 million, or 25.0%, to $2.5 million for the three months ended June 30, 2019 compared to June 30, 2018 primarily due to higher sales volumes.
Operating expenses increased $1.1 million, or 9.6%, to $12.6 million for the three months ended June 30, 2019 and decreased as a percentage of external sales from 11.5% when comparing the three months ended June 30, 2018 to 10.8% for the three months ended June 30, 2019. On a constant currency basis, operating expenses increased $1.6 million, or 13.9%, primarily due to incremental expenses from the February 2019 Nexeo acquisition partially offset by strong cost control.
Adjusted EBITDA increased by $0.3 million, or 3.3%, to $9.4 million for the three months ended June 30, 2019. On a constant currency basis, Adjusted EBITDA increased $0.7 million, or 7.7%, primarily due to increased gross profit. Adjusted EBITDA margin decreased from 9.1% for the three months ended June 30, 2018 to 8.1% for the three months ended June 30, 2019.
Results of Operations
The following tables set forth, for the periods indicated, certain statements of operations data first on the basis of reported data and then as a percentage of total net sales for the relevant period.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

	Six Months Ended				Favorable (unfavorable)	% Change	Impact of currency (1)
(in millions)	June 30, 2019		June 30, 2018
Net sales	$4,744.6	100.0%	$4,530.6	100.0%	$214.0	4.7%	(2.6)%
Cost of goods sold (exclusive of depreciation)	3,670.9	77.4%	3,543.5	78.2%	(127.4)	3.6%	2.5%
Operating expenses:
Outbound freight and handling	178.3	3.8%	165.8	3.7%	(12.5)	7.5%	2.0%
Warehousing, selling and administrative	534.2	11.3%	481.9	10.6%	(52.3)	10.9%	10.6%
Other operating expenses, net	228.6	4.8%	24.6	0.5%	(204.0)	829.3%	1.2%
Depreciation	72.9	1.5%	62.3	1.4%	(10.6)	17.0%	1.9%
Amortization	33.0	0.7%	27.2	0.6%	(5.8)	21.3%	1.9%
Total operating expenses	$1,047.0	22.1%	$761.8	16.8%	$(285.2)	37.4%	2.3%
Operating income	$26.7	0.6%	$225.3	5.0%	$(198.6)	(88.1)%	(3.3)%
Other (expense) income:
Interest income	1.7	—%	2.1	—%	(0.4)	(19.0)%	(4.7)%
Interest expense	(73.8)	(1.6)%	(69.0)	(1.5)%	(4.8)	7.0%	0.7%
Loss on extinguishment of debt	(0.7)	—%	—	—%	(0.7)	100.0%	—%
Other (expense) income, net	(11.7)	(0.2)%	0.5	—%	(12.2)	N/M	60.0%
Total other expense	$(84.5)	(1.8)%	$(66.4)	(1.5)%	$(18.1)	27.3%	1.0%
(Loss) income from continuing operations before income taxes	(57.8)	(1.2)%	158.9	3.5%	(216.7)	N/M	(4.4)%
Income tax (benefit) expense from continuing operations	(4.8)	(0.1)%	37.4	0.8%	42.2	N/M	3.4%
Net (loss) income from continuing operations	$(53.0)	(1.1)%	$121.5	2.7%	$(174.5)	N/M	(4.6)%
Net income from discontinued operations	$5.4	0.1%	$—	—%	$5.4	100.0%	—%
Net (loss) income	$(47.6)	(1.0)%	$121.5	2.7%	$(169.1)	N/M	(4.7)%

(1)	Foreign currency translation is included in the percentage change. Unfavorable impacts from foreign currency translation are designated with parentheses.

Net sales
Net sales were $4,744.6 million for the six months ended June 30, 2019, an increase of $214.0 million, or 4.7%, from the six months ended June 30, 2018. On a constant currency basis, net sales increased from the February 2019 Nexeo acquisition in USA, Canada and LATAM and the May 2018 Earthoil acquisition in EMEA. The increase was partially offset by lower sales volumes in USA, Canada and EMEA and by unfavorable changes in sales pricing and product mix in USA, Canada and LATAM for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Refer to the “Segment results” for the six months ended June 30, 2019 discussion for additional information.
Gross profit (exclusive of depreciation)
Gross profit increased $86.6 million, or 8.8%, to 1,073.7 million for the six months ended June 30, 2019. The increase in gross profit is attributable to changes in market and product mix and sales force execution. The increase in gross profit from acquisitions was attributable to the February 2019 Nexeo acquisition in USA, Canada and LATAM segments and the May 2018 Earthoil acquisition in EMEA. Gross margin, which the Company defines as gross profit divided by external net sales, increased to 22.6% for the six months ended June 30, 2019 from 21.8% for the six months ended June 30, 2018. Refer to the “Segment results” for the six months ended June 30, 2019 discussion for additional information.
Outbound freight and handling
Outbound freight and handling expenses increased $12.5 million, or 7.5%, to $178.3 million for the six months ended June 30, 2019. On a constant currency basis, outbound freight and handling expenses increased $15.8 million, or 9.5%, primarily due to the February 2019 Nexeo acquisition as well as overall higher costs to deliver, partially offset by lower sales volumes. Refer to the “Segment results” for the six months ended June 30, 2019 discussion for additional information.
Warehousing, selling and administrative
Warehousing, selling and administrative expenses increased $52.3 million, or 10.9%, to $534.2 million for the six months ended June 30, 2019. On a constant currency basis, the $64.6 million increase is primarily due to incremental expenses from the February 2019 Nexeo acquisition and higher environmental remediation expenses. These costs were partially offset by cost containment efforts across all of our segments. Refer to the “Segment results” for the six months ended June 30, 2019 discussion for additional information.
Other operating expenses, net
Other operating expenses, net increased $204.0 million from $24.6 million for the six months ended June 30, 2018 to $228.6 million for the six months ended June 30, 2019. The increase was primarily due to higher acquisition and integration related expenses, expenses related to the saccharin legal settlement and higher other employee termination costs in connection with the February 2019 Nexeo acquisition. Refer to “Note 6: Other operating expenses, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Depreciation and amortization
Depreciation expense increased $10.6 million, or 17.0%, to $72.9 million for the six months ended June 30, 2019. On a constant currency basis, the $11.8 million increase was primarily due to the February 2019 Nexeo acquisition.
Amortization expense increased $5.8 million, or 21.3%, to $33.0 million for the six months ended June 30, 2019. On a constant currency basis, the increase of $6.3 million was primarily attributable to the February 2019 Nexeo acquisition.
Interest expense
Interest expense increased $4.8 million, or 7.0%, to $73.8 million for the six months ended June 30, 2019 due to higher average outstanding borrowings in connection with the February 2019 Nexeo acquisition and increases in interest rates. Refer to “Note 13: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Loss on extinguishment of debt
Loss on extinguishment of debt included $0.7 million for the six months ended June 30, 2019 due to February 2019 amendment resulting in the New Senior ABL Facility.

Other (expense) income, net
Other (expense) income, net changed $12.2 million, from an income of $0.5 million for the six months ended June 30, 2018 to an expense of $11.7 million for the six months ended June 30, 2019. The change was primarily related to losses on undesignated foreign currency derivative instruments, mark-to-market losses on interest rate swaps as well as the reduction in non-operating pension income. The change was partially offset by foreign currency denominated loan revaluation gains. Refer to “Note 8: Other (expense) income, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Income tax (benefit) expense from continuing operations
Income tax benefit was $4.8 million for the six months ended June 30, 2019, resulting in an effective income tax rate of 8.3%. A discrete tax benefit of $14.0 million was included in the $4.8 million tax benefit. The Company’s effective income tax rate without the discrete items was 52.3%, higher than the US federal statutory rate of 21.0%. This is primarily due to the impact of the non-deductible Nexeo related acquisition and integration costs, along with state taxes, foreign rate differential, non-deductible compensation and other expenses, and an increase in the valuation allowance on certain tax attributes. The discrete tax benefit of $14.0 million is substantially attributable to the indirect effects of the Nexeo Plastics sale.
Income tax expense was $37.4 million for the six months ended June 30, 2018, resulting in an effective income tax rate of 23.5%. The Company’s effective income tax rate for the six months ended June 30, 2018 was higher than the US federal statutory rate of 21.0%, primarily due to the addition of state taxes and the higher tax rates incurred on the Company’s earnings outside the US. These increases in the effective income tax rate were partially offset by the release of valuation allowances on certain tax attributes. Included in the $37.4 million of tax expense for June 30, 2018 was an $8.0 million benefit related to the release of valuation allowance on a foreign tax attribute and a $2.7 million benefit due to recognition of previously unrecognized tax benefits due to the state of limitation expiration.
Net income from discontinued operations
Net income from discontinued operations was $5.4 million during the six months ended June 30, 2019. Discontinued operations for 2019 represents the Nexeo plastics distribution business.

Segment results
Our Adjusted EBITDA and gross profit by operating segment and in aggregate is summarized in the following tables:

(in millions)	USA	Canada	EMEA	LATAM	Other/ Eliminations (1)	Consolidated
	Six months ended June 30, 2019
Net sales:
External customers	$2,912.5	$678.6	$941.6	$211.9	$—	$4,744.6
Inter-segment	48.3	2.8	2.0	—	(53.1)	—
Total net sales	$2,960.8	$681.4	$943.6	$211.9	$(53.1)	$4,744.6
Cost of goods sold (exclusive of depreciation)	2,279.4	559.4	717.2	168.0	(53.1)	3,670.9
Outbound freight and handling	122.0	21.3	30.5	4.5	—	178.3
Warehousing, selling and administrative	334.7	45.2	115.6	24.3	14.4	534.2
Adjusted EBITDA	$224.7	$55.5	$80.3	$15.1	$(14.4)	$361.2
Other operating expenses, net						228.6
Depreciation						72.9
Amortization						33.0
Interest expense, net						72.1
Loss on extinguishment of debt						0.7
Other expense, net						11.7
Income tax benefit						(4.8)
Net loss from continuing operations						$(53.0)
Net income from discontinued operations						$5.4
Net loss						$(47.6)

(in millions)	USA	Canada	EMEA	LATAM	Other/ Eliminations (1)	Consolidated
	Six months ended June 30, 2019
Gross profit:
Net sales	$2,960.8	$681.4	$943.6	$211.9	$(53.1)	$4,744.6
Cost of goods sold (exclusive of depreciation)	2,279.4	559.4	717.2	168.0	(53.1)	3,670.9
Gross profit (exclusive of depreciation)	$681.4	$122.0	$226.4	$43.9	$—	$1,073.7

(in millions)	USA	Canada	EMEA	LATAM	Other/ Eliminations (1)	Consolidated
	Six months ended June 30, 2018
Net sales:
External customers	$2,514.2	$764.3	$1,050.5	$201.6	$—	$4,530.6
Inter-segment	73.0	4.2	2.6	0.1	(79.9)	—
Total net sales	$2,587.2	$768.5	$1,053.1	$201.7	$(79.9)	$4,530.6
Cost of goods sold (exclusive of depreciation)	2,017.5	637.2	810.9	157.8	(79.9)	3,543.5
Outbound freight and handling	106.6	22.4	32.8	4.0	—	165.8
Warehousing, selling and administrative	274.7	44.8	124.6	23.0	14.8	481.9
Adjusted EBITDA	$188.4	$64.1	$84.8	$16.9	$(14.8)	$339.4
Other operating expenses, net						24.6
Depreciation						62.3
Amortization						27.2
Interest expense, net						66.9
Other income, net						(0.5)
Income tax expense						37.4
Net income						$121.5

(in millions)	USA	Canada	EMEA	LATAM	Other/ Eliminations (1)	Consolidated
	Six months ended June 30, 2018
Gross profit:
Net sales	$2,587.2	$768.5	$1,053.1	$201.7	$(79.9)	$4,530.6
Cost of goods sold (exclusive of depreciation)	2,017.5	637.2	810.9	157.8	(79.9)	3,543.5
Gross profit (exclusive of depreciation)	$569.7	$131.3	$242.2	$43.9	$—	$987.1

(1)
Other/Eliminations represents the elimination of intersegment transactions as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.

USA.
External sales in the USA segment were $2,912.5 million, an increase of $398.3 million, or 15.8%, for the six months ended June 30, 2019. External sales increased primarily due to the February 2019 Nexeo acquisition, partially offset by lower sales volumes attributable to soft demand.
Gross profit increased $111.7 million, or 19.6%, to $681.4 million for the six months ended June 30, 2019. Gross profit increased due to the February 2019 Nexeo acquisition and due to favorable changes in pricing and product mix, partially offset by lower sales volumes. Gross margin increased from 22.7% for the six months ended June 30, 2018 to 23.4% during the six months ended June 30, 2019 due to the beneficial impact of product mix, sales force execution and margin management efforts.
Outbound freight and handling expenses increased $15.4 million, or 14.4%, to $122.0 million for the six months ended June 30, 2019 primarily due to the February 2019 Nexeo acquisition as well as overall higher costs to deliver, partially offset by lower sales volumes.
Operating expenses increased $60.0 million, or 21.8%, to $334.7 million for the six months ended June 30, 2019 primarily due to expenses from the February 2019 Nexeo acquisition. The increase was also attributable to higher environmental remediation expense partially offset by strong cost containment. Operating expenses as a percentage of external sales increased from 10.9% for the six months ended June 30, 2018 to 11.5% for the six months ended June 30, 2019.
Adjusted EBITDA increased by $36.3 million, or 19.3%, to $224.7 million for the six months ended June 30, 2019 primarily as a result of higher gross profit which offset the effect of higher outbound freight and handling expenses and higher operating expenses. Adjusted EBITDA margin increased from 7.5% in the six months ended June 30, 2018 to 7.7% for the six months ended June 30, 2019 primarily as a result of higher gross margin.
Canada.
External sales in the Canada segment were $678.6 million, a decrease of $85.7 million, or 11.2%, for the six months ended June 30, 2019. On a constant currency basis, external net sales decreased $56.0 million, or 7.3%, primarily due to lower sales volumes attributable to the weather-impacted agriculture market as well as lower demand from Canada's energy sector. The decrease also resulted from lower average selling prices due to changes in market and product mix partially offset by the increase due to the February 2019 Nexeo acquisition.
Gross profit decreased $9.3 million, or 7.1%, to $122.0 million for the six months ended June 30, 2019. On a constant currency basis, gross profit decreased $4.0 million, or 3.0%, due to lower sales volumes in agriculture and lower average selling prices due to changes in market and product mix partially offset by the increase due to the February 2019 Nexeo acquisition. Gross margin increased 0.8% to 18.0% for the six months ended June 30, 2019 as a result of higher margins on certain commodity chemicals.
Outbound freight and handling expenses decreased $1.1 million, or 4.9%, to $21.3 million for the six months ended June 30, 2019 due to lower sales volumes.
Operating expenses increased by $0.4 million, or 0.9%, to $45.2 million for the six months ended June 30, 2019. Operating expenses as a percentage of external sales increased from 5.9% for the six months ended June 30, 2018 to 6.7% for the six months ended June 30, 2019 primarily due to incremental expenses from the February 2019 Nexeo acquisition. On a constant currency basis, operating expenses increased $2.4 million, or 5.4%.
Adjusted EBITDA decreased by $8.6 million, or 13.4%, to $55.5 million for the six months ended June 30, 2019. On a constant currency basis, Adjusted EBITDA decreased $6.2 million, or 9.7%, primarily due to decreased gross profit. Adjusted EBITDA margin decreased from 8.4% for the six months ended June 30, 2018 to 8.2% for the six months ended June 30, 2019 primarily as a result of higher operating expenses as a percentage of sales.
EMEA.
External sales in the EMEA segment were $941.6 million, a decrease of $108.9 million, or 10.4%, for the six months ended June 30, 2019. On a constant currency basis, external net sales decreased $33.7 million, or 3.2%, primarily due to lower sales volumes attributable to soft demand, partially offset by higher average selling prices due to favorable mix improvement as well as incremental sales from the May 2018 Earthoil acquisition.
Gross profit decreased $15.8 million, or 6.5%, to $226.4 million in the six months ended June 30, 2019. On a constant currency basis, gross profit increased $1.6 million, or 0.7%, from higher average selling prices attributable to favorable product mix as well as from the May 2018 Earthoil acquisition partially offset by lower sales volumes. Gross margin increased from 23.1% for the six months ended June 30, 2018 to 24.0% for the six months ended June 30, 2019 primarily due to the favorable change in product mix and margin management initiatives.
Outbound freight and handling expenses decreased $2.3 million, or 7.0%, to $30.5 million, primarily due to lower sales volumes.
Operating expenses decreased $9.0 million, or 7.2%, to $115.6 million for the six months ended June 30, 2019, and increased as a percentage of external sales by 0.4% to 12.3% for the six months ended June 30, 2019. On a constant currency basis, operating expenses decreased $0.1 million, or 0.1%.
Adjusted EBITDA decreased by $4.5 million, or 5.3%, to $80.3 million for the six months ended June 30, 2019. On a constant currency basis, Adjusted EBITDA increased $1.8 million, or 2.1%, primarily due to increased gross margin and effective cost containment. For the six months ended June 30, 2019, the pharmaceutical finished goods product line represented approximately 29% of Adjusted EBITDA in the EMEA segment. Adjusted EBITDA margin increased from 8.1% for the six months ended June 30, 2018 to 8.5% for the six months ended June 30, 2019.
LATAM.
External sales in the LATAM segment were $211.9 million, an increase of $10.3 million, or 5.1%, for the six months ended June 30, 2019. On a constant currency basis, external sales increased $20.0 million, or 9.9%, primarily due to the February 2019 Nexeo acquisition.

Gross profit remained flat at $43.9 million for the six months ended June 30, 2019. On a constant currency basis, gross profit increased $2.4 million, or 5.5%, primarily due to the February 2019 Nexeo acquisition partially offset by lower average selling prices resulting from market pressures. Gross margin decreased from 21.8% for the six months ended June 30, 2018 to 20.7% for the six months ended June 30, 2019.
Outbound freight and handling expenses increased $0.5 million, or 12.5%, to $4.5 million for the six months ended June 30, 2019 compared to June 30, 2018 primarily due to incremental expenses from the February 2019 Nexeo acquisition.
Operating expenses increased $1.3 million, or 5.7%, to $24.3 million for the six months ended June 30, 2019 and increased as a percentage of external sales from 11.4% when comparing the six months ended June 30, 2018 to 11.5% for the six months ended June 30, 2019. On a constant currency basis, operating expenses increased $2.6 million, or 11.3%, primarily due to incremental expenses from the February 2019 Nexeo acquisition partially offset by strong cost control.
Adjusted EBITDA decreased by $1.8 million, or 10.7%, to $15.1 million for the six months ended June 30, 2019. On a constant currency basis, Adjusted EBITDA decreased $0.8 million, or 4.7%, primarily due to higher operating expenses as a percentage of sales and higher outbound freight and handling expenses as a percentage of sales. Adjusted EBITDA margin decreased from 8.4% for the six months ended June 30, 2018 to 7.1% for the six months ended June 30, 2019.

Liquidity and Capital Resources
The Company’s primary sources of liquidity are cash generated from its operations and borrowings under its credit facilities. As of June 30, 2019, the Company had $723.0 million available under its credit facilities.
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
On April 3, 2019, using the proceeds from the sale of Nexeo Plastics, the Company repaid $448.8 million of its outstanding Euro and USD Term Loans due 2024. The remaining proceeds were used to pay down revolving debt and fund working capital and general corporate purposes. In addition, on April 8, 2019, the Company paid the saccharin legal settlement. Refer to “Note 13: Debt” and “Note 17: Commitments and contingencies” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Cash Flows
The following table presents a summary of cash flow activity for the periods set forth below:

	Six months ended
(in millions)	June 30, 2019	June 30, 2018
Net cash used by operating activities	$(180.5)	$(49.0)
Net cash used by investing activities	(561.4)	(63.0)
Net cash provided (used) by financing activities	732.9	(212.5)
Effect of exchange rate changes on cash and cash equivalents	(3.1)	(13.9)
Net decrease in cash and cash equivalents	$(12.1)	$(338.4)
Cash Used by Operating Activities
Cash used by operating activities increased $131.5 million from $49.0 million for the six months ended June 30, 2018 to $180.5 million for the six months ended June 30, 2019, primarily due to changes in net income, exclusive of non-cash items partially offset by changes in trade working capital. The change in net income, exclusive of non-cash items provided net cash outflows of $175.5 million from cash inflows of $234.8 million and $59.3 million for the six months ended June 30, 2018 and June 30, 2019, respectively. Refer to “Results of Operations” above for additional information.
The change in trade working capital, which includes trade accounts receivable, net, inventories, and trade accounts payable, was a cash inflow of $54.3 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Cash inflows from trade accounts receivable, net is attributable to reduced sales volumes, excluding acquisitions, during the current year. Inventory cash inflows on a year-over-year basis are primarily due to the prior year buildup of inventory within the USA segment in anticipation of transportation constraints during the summer months. The year-over-year cash outflows related to trade accounts payable are primarily attributable to decreased inventory purchases in the current year and the timing of vendor payments.
The remaining cash inflows represent payment timing differences for other assets and liabilities.
Cash Used by Investing Activities
Cash used by investing activities increased $498.4 million from $63.0 million for the six months ended June 30, 2018 to $561.4 million for the six months ended June 30, 2019. The increase is primarily related to higher net cash outflows for purchases of businesses of $1,135.1 million year-over-year. During the six months ended June 30, 2019, the Company had net cash outflows of $1,155.5 million related to the Nexeo acquisition, which compares to net cash outflows of $20.4 million during the six months ended June 30, 2018 primarily related to the Earthoil and Kemetyl acquisitions. The cash outflows were partially offset by 2019 cash inflow of $640.0 million related to the sale of Nexeo Plastics. Refer to “Note 3: Business combinations” and “Note 4: Discontinued operations” in Item 1 of this Quarterly Report on Form 10-Q for additional information related to the Company's acquisitions and dispositions.

Cash Provided (Used) by Financing Activities
Cash provided (used) by financing activities increased $945.4 million from cash used of $212.5 million for the six months ended June 30, 2018 to cash provided of $732.9 million for the six months ended June 30, 2019. The increase in financing cash flows for the six months ended June 30, 2019 was primarily due to an increase in debt used to finance the February 2019 Nexeo acquisition. The cash flow increase is also attributable to lower repayment of long-term debt during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Refer to “Note 13: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
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

•	general regulatory and tax requirements;

•	operational risks for which we may not be adequately insured;

•	ongoing litigation and other legal and regulatory actions and risks, including asbestos claims;

•	loss of key personnel;

•	labor disruptions and other costs associated with the unionized portion of our workforce;

•	negative developments affecting our pension plans and multi-employer pensions;

•	changes in legislation, regulation and government policy;

•	our substantial indebtedness and the restrictions imposed by our debt instruments and indenture;

•	our inability to integrate the business of Nexeo; and

•	the risk that the benefits of the Nexeo acquisition, including synergies, may not be fully realized or may take longer to realize than expected.
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

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation as of June 30, 2019 of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer concluded the Company’s disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.         Defaults upon Senior Securities
None.
Item 4.         Mine Safety Disclosures
None.
Item 5.         Other Information
None.
Item 6.         Exhibits

Exhibit Number	Exhibit Description

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
_______________________

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univar Inc. (Registrant)

By:	/s/ David C. Jukes
David C. Jukes President and Chief Executive Officer
Date: August 5, 2019

By:	/s/ Carl J. Lukach
Carl J. Lukach Executive Vice President, Chief Financial Officer
Date: August 5, 2019