Form 10-Q
period 2019-09-30
Univar Solutions Inc.
filed 2019-11-05
CIK 1494319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number 001-37443
__________________________________________________________
Univar Solutions Inc.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 24, 2019, 168,616,579 shares of the registrant’s common stock, $0.01 par value, were outstanding.

Univar Solutions Inc.
Form 10-Q
For the quarterly period ended September 30, 2019

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

Univar Solutions Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

		Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	Note	2019	2018	2019	2018
Net sales		$2,387.3	$2,130.7	$7,131.9	$6,661.3
Cost of goods sold (exclusive of depreciation)		1,842.4	1,662.0	5,513.3	5,205.5
Operating expenses:
Outbound freight and handling		96.8	82.7	275.1	248.5
Warehousing, selling and administrative		269.2	229.0	803.4	710.9
Other operating expenses, net	6	30.2	12.4	258.8	37.0
Depreciation		41.6	31.5	114.5	93.8
Amortization		12.1	13.5	45.1	40.7
Impairment charges	14	7.0	—	7.0	—
Total operating expenses		$456.9	$369.1	$1,503.9	$1,130.9
Operating income		$88.0	$99.6	$114.7	$324.9
Other (expense) income:
Interest income		0.6	0.6	2.3	2.7
Interest expense		(37.4)	(32.8)	(111.2)	(101.8)
Loss on extinguishment of debt		—	—	(0.7)	—
Other (expense) income, net	8	(5.5)	2.5	(17.2)	3.0
Total other expense		$(42.3)	$(29.7)	$(126.8)	$(96.1)
Income (loss) before income taxes		45.7	69.9	(12.1)	228.8
Income tax expense from continuing operations	10	43.2	20.3	38.4	57.7
Net income (loss) from continuing operations		$2.5	$49.6	$(50.5)	$171.1
Net income from discontinued operations	4	$—	$—	$5.4	$—
Net income (loss)		$2.5	$49.6	$(45.1)	$171.1

Income (loss) per common share:
Basic from continuing operations	11	$0.01	$0.35	$(0.31)	$1.21
Basic from discontinued operations	11	—	—	0.03	—
Basic income (loss) per common share		$0.01	$0.35	$(0.28)	$1.21
Diluted from continuing operations	11	$0.01	$0.35	$(0.31)	$1.20
Diluted from discontinued operations	11	—	—	0.03	—
Diluted income (loss) per common share		$0.01	$0.35	$(0.28)	$1.20

Weighted average common shares outstanding:
Basic	11	168.6	141.2	162.6	141.1
Diluted	11	169.5	142.3	162.6	142.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

		Three months ended September 30,		Nine months ended September 30,
(in millions)	Note	2019	2018	2019	2018
Net income (loss)		$2.5	$49.6	$(45.1)	$171.1

Other comprehensive (loss) income, net of tax:
Impact due to adoption of ASU 2018-02 (1)		—	—	(3.2)	—
Impact due to adoption of ASU 2017-12 (2)	12	—	—	—	0.5
Foreign currency translation	12	(31.9)	2.0	(12.1)	(61.0)
Pension and postretirement benefit adjustment	12	—	—	0.1	0.1
Derivative financial instruments	12	(4.4)	(0.1)	(28.6)	9.3
Total other comprehensive (loss) income, net of tax		$(36.3)	$1.9	$(43.8)	$(51.1)
Comprehensive (loss) income		$(33.8)	$51.5	$(88.9)	$120.0

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

Univar Solutions Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	Note	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents		$134.6	$121.6
Trade accounts receivable, net		1,375.7	1,094.7
Inventories		872.9	803.3
Prepaid expenses and other current assets		193.1	169.1
Total current assets		$2,576.3	$2,188.7
Property, plant and equipment, net	14	1,161.1	955.8
Goodwill		2,409.5	1,780.7
Intangible assets, net	14	348.2	238.1
Deferred tax assets		22.0	24.8
Other assets (1)		267.6	84.3
Total assets		$6,784.7	$5,272.4
Liabilities and stockholders’ equity
Current liabilities:
Short-term financing	13	$2.9	$8.1
Trade accounts payable		973.3	925.4
Current portion of long-term debt	13	19.0	21.7
Accrued compensation		100.7	93.6
Other accrued expenses		349.8	285.8
Total current liabilities		$1,445.7	$1,334.6
Long-term debt	13	2,977.1	2,350.4
Pension and other postretirement benefit liabilities		244.6	254.4
Deferred tax liabilities		111.1	42.9
Other long-term liabilities (1)		261.2	98.4
Total liabilities		$5,039.7	$4,080.7
Stockholders’ equity:
Preferred stock, 200.0 million shares authorized at $0.01 par value with no shares issued or outstanding as of September 30, 2019 and December 31, 2018		$—	$—
Common stock, 2.0 billion shares authorized at $0.01 par value with 168.6 million and 141.7 million shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively		1.7	1.4
Additional paid-in capital		2,963.7	2,325.0
Accumulated deficit		(803.4)	(761.5)
Accumulated other comprehensive loss	12	(417.0)	(373.2)
Total stockholders’ equity		$1,745.0	$1,191.7
Total liabilities and stockholders’ equity		$6,784.7	$5,272.4

(1)	Operating lease assets and operating lease liabilities are included in other assets and other long-term liabilities. Refer to “Note 18: Leasing” for more information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

		Nine months ended September 30,
(in millions)	Note	2019	2018
Operating activities:
Net (loss) income		$(45.1)	$171.1
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization		159.6	134.5
Impairment charges	14	7.0	—
Amortization of deferred financing fees and debt discount		7.0	5.8
Amortization of pension credit from accumulated other comprehensive loss		0.1	0.1
Loss on extinguishment of debt		0.7	—
Deferred income taxes		4.4	8.9
Stock-based compensation expense		21.7	17.7
Charge for inventory step-up of acquired inventory		5.3	—
Other		3.8	(0.8)
Changes in operating assets and liabilities:
Trade accounts receivable, net		3.7	(216.3)
Inventories		72.1	(11.9)
Prepaid expenses and other current assets		20.0	(13.3)
Trade accounts payable		(85.2)	(7.3)
Pensions and other postretirement benefit liabilities		(22.6)	(32.6)
Other, net		(118.3)	(58.5)
Net cash provided (used) by operating activities		$34.2	$(2.6)
Investing activities:
Purchases of property, plant and equipment		$(72.1)	$(59.9)
Purchases of businesses, net of cash acquired	3	(1,201.0)	(20.0)
Proceeds from sale of property, plant and equipment		3.6	8.7
Proceeds from sale of business	4	664.3	—
Other		(1.3)	(0.1)
Net cash used by investing activities		$(606.5)	$(71.3)
Financing activities:
Proceeds from issuance of long-term debt	13	$1,077.6	$267.7
Payments on long-term debt and finance lease obligations	13	(465.4)	(558.1)
Short-term financing, net	13	(4.4)	(2.3)
Taxes paid related to net share settlements of stock-based compensation awards		(2.8)	(3.7)
Stock option exercises		5.7	5.7
Other		0.6	0.6
Net cash provided (used) by financing activities		$611.3	$(290.1)
Effect of exchange rate changes on cash and cash equivalents		$(26.0)	$(17.1)
Net increase (decrease) in cash and cash equivalents		13.0	(381.1)
Cash and cash equivalents at beginning of period		121.6	467.0
Cash and cash equivalents at end of period		$134.6	$85.9
Supplemental disclosure of cash flow information:
Non-cash activities:
Fair value of common stock issued for acquisition of business	3	$613.8	$—
Additions of property, plant and equipment included in trade accounts payable and other accrued expenses		7.5	11.5
Additions of property, plant and equipment under a finance lease obligation		8.5	19.2
Additions of assets under an operating lease obligation		9.8	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(in millions)	Common stock (shares)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, January 1, 2019	141.7	$1.4	$2,325.0	$(761.5)	$(373.2)	$1,191.7
Impact due to adoption of ASU (1)	—	—	—	3.2	(3.2)	—
Net loss	—	—	—	(45.1)	—	(45.1)
Foreign currency translation adjustment, net of tax $0.2	—	—	—	—	(12.1)	(12.1)
Pension and other postretirement benefits adjustment	—	—	—	—	0.1	0.1
Derivative financial instruments, net of tax $9.6	—	—	—	—	(28.6)	(28.6)
Common stock issued for the Nexeo acquisition (2)	27.9	0.3	649.0	—	—	649.3
Shares canceled (2)	(1.5)	—	(35.5)	—	—	(35.5)
Restricted stock units vested	0.4	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.2)	—	(2.8)	—	—	(2.8)
Stock option exercises	0.3	—	5.7	—	—	5.7
Employee stock purchase plan	—	—	0.6	—	—	0.6
Stock-based compensation	—	—	21.7	—	—	21.7
Balance, September 30, 2019	168.6	$1.7	$2,963.7	$(803.4)	$(417.0)	$1,745.0

(in millions)	Common stock (shares)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, July 1, 2019	168.6	$1.7	$2,959.4	$(805.9)	$(380.7)	$1,774.5
Net income	—	—	—	2.5	—	2.5
Foreign currency translation adjustment, net of tax $0.2	—	—	—	—	(31.9)	(31.9)
Derivative financial instruments, net of tax $1.5	—	—	—	—	(4.4)	(4.4)
Restricted stock units vested	0.1	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.1)	—	—	—	—	—
Stock-based compensation	—	—	4.4	—	—	4.4
Other	—	—	(0.1)	—	—	(0.1)
Balance, September 30, 2019	168.6	$1.7	$2,963.7	$(803.4)	$(417.0)	$1,745.0

(1)
Adjusted due to the adoption of ASU 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” on January 1, 2019. Refer to “Note 2: Significant accounting policies” for more information.

(2)	Refer to “Note 3: Business combinations” for more information.

(in millions)	Common stock (shares)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, January 1, 2018	141.1	$1.4	$2,301.3	$(934.1)	$(278.5)	$1,090.1
Impact due to adoption of ASU’s, net of tax ($0.3) (1)	—	—	—	0.3	0.5	0.8
Net income	—	—	—	171.1	—	171.1
Foreign currency translation adjustment, net of tax ($0.1)	—	—	—	—	(61.0)	(61.0)
Pension and other postretirement benefits adjustment	—	—	—	—	0.1	0.1
Derivative financial instruments, net of tax ($3.1)	—	—	—	—	9.3	9.3
Restricted stock units vested	0.3	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.1)	—	(3.7)	—	—	(3.7)
Stock option exercises	0.3	—	5.7	—	—	5.7
Employee stock purchase plan	—	—	0.6	—	—	0.6
Stock-based compensation	—	—	17.7	—	—	17.7
Balance, September 30, 2018	141.6	$1.4	$2,321.6	$(762.7)	$(329.6)	$1,230.7

(in millions)	Common stock (shares)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, July 1, 2018	141.4	$1.4	$2,313.4	$(812.3)	$(331.5)	$1,171.0
Net income	—	—	—	49.6	—	49.6
Foreign currency translation adjustment	—	—	—	—	2.0	2.0
Derivative financial instruments, net of tax $0.3	—	—	—	—	(0.1)	(0.1)
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(0.5)	—	—	(0.5)
Stock option exercises	0.2	—	4.6	—	—	4.6
Employee stock purchase plan	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	4.0	—	—	4.0
Balance, September 30, 2018	141.6	$1.4	$2,321.6	$(762.7)	$(329.6)	$1,230.7

(1)	Adjusted due to the adoption of ASU 2014-09 “Revenue from Contracts with Customers” and ASU 2017-12 “Targeted Improvements to Accounting for Hedging Activities” on January 1, 2018.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Nature of operations
Headquartered in Downers Grove, Illinois, Univar Solutions Inc. (“the Company” or “Univar Solutions”) is a leading global chemicals and ingredients distributor and provider of specialty chemicals. The Company’s operations are structured into four operating segments that represent the geographic areas under which the Company manages its business:

•	Univar Solutions USA (“USA”)

•	Univar Solutions Canada (“Canada”)

•	Univar Solutions Europe, the Middle East and Africa (“EMEA”)

•	Univar Solutions Latin America (“LATAM”)
In 2019, the Company renamed its “Rest of World” segment “Latin America” which includes certain developing businesses in Latin America (including Brazil and Mexico) and the Asia-Pacific region.
2. Significant accounting policies
Basis of presentation
The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) as applicable to interim financial reporting. These condensed consolidated financial statements, in the Company’s opinion, include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, comprehensive income, cash flows and changes in stockholders’ equity. The results of operations for the periods presented are not necessarily indicative of the operating results that may be expected for the full year. The accompanying condensed consolidated financial statements of Univar Solutions includes the combined results of all directly and indirectly controlled companies, which have been adjusted to account for the elimination of intercompany balances and transactions.
The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ materially from these estimates. These condensed consolidated financial statements and related footnotes are unaudited and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Recently adopted accounting pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 “Leases” (Topic 842), which supersedes the lease recognition requirements in ASC Topic 840, “Leases.” On January 1, 2019, the Company adopted the new Accounting Standards Codification (“ASC”) Topic 842 (“new lease standard”) using the modified retrospective method. The Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the historical lease classification to carry forward. The Company also made an accounting policy election to not recognize leases with an initial term of 12 months or less on the balance sheet. The Company will recognize short-term lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term. The Company recognized the cumulative effect of initially applying the new lease standard as an adjustment to the 2019 opening balance sheet. The cumulative effect of the standard’s adoption also includes adjustments related to previously unrecognized finance leases. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

Accounting pronouncements issued and not yet adopted
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses” (Topic 326) - “Measurement of Credit Losses on Financial Instruments.” The ASU requires entities to use a Current Expected Credit Loss model, which is a new impairment model based on expected losses rather than incurred losses. The model requires entities to recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. Components included in the computation of the estimated contractual cash flows include relevant information about past events, current conditions and reasonable and supportable forecasts, which will result in the recognition of lifetime expected credit losses upon the initial recognition of the related assets. The guidance in this ASU will be included in financial statement and footnote disclosures subsequent to the January 1, 2020 adoption date. The Company is currently determining the impacts that will be reflected in the financial statements and financial statement disclosures subsequent to the ASU adoption date.
In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement” (Topic 820) - “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The ASU amends the requirements related to fair value disclosures to include new disclosure requirements and eliminates or modifies certain historic disclosures. The guidance in this ASU will be included in disclosures subsequent to the January 1, 2020 adoption date. The Company is currently determining the impacts that will be reflected in financial statement disclosures subsequent to the ASU adoption date.
In August 2018, the FASB issued ASU 2018-14 “Compensation - Retirement Benefits - Defined Benefit Plans - General” (Subtopic 715-20) - “Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.” The ASU amends the requirements related to defined benefit pension and other postretirement plan disclosures to include new disclosure requirements and eliminates or clarifies certain historic disclosures. The guidance in this ASU will be included in disclosures subsequent to the January 1, 2021 adoption date. The Company is currently determining the impacts that will be reflected in financial statement disclosures subsequent to the ASU adoption date.

The Company has not yet adopted the following standards, none of which is expected to have a material impact to the financial statements or financial statement disclosures:

ASU		Expected adoption date
2018-18	Collaborative Arrangements (Topic 808) - Clarifying the Interaction between Topic 808 and Topic 606	January 1, 2020
2018-17	Consolidation (Topic 810) - Targeted Improvements to Related Party Guidance for Variable Interest Entities	January 1, 2020
2018-15
Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)
January 1, 2020

3. Business combinations
2019 Acquisitions
Acquisition of Nexeo Solutions
On February 28, 2019, the Company completed its previously announced acquisition of 100% of the equity interest of Nexeo Solutions, Inc. (“Nexeo”), a leading global chemicals and plastics distributor. The acquisition expands and strengthens Univar Solutions’ presence in North America and provides expanded opportunities to create the largest North American sales force in chemical and ingredients distribution and the broadest product offering.
The total purchase price of the acquisition was $1,814.8 million, composed of $1,201.0 million of cash paid (net of cash acquired of $46.8 million) and $613.8 million of newly issued shares of Univar Solutions common stock, which represented approximately 26.4 million shares, based on Univar Solutions’ closing stock price of $23.29 on February 27, 2019. The final 26.4 million shares issued include the cancellation of 1.5 million shares in connection with the appraisal litigation settlement, see “Note 17: Commitments and contingencies” for more information.
The cash portion of the purchase price, acquisition related costs and repayment of approximately $936.3 million of Nexeo’s debt and other long-term liabilities were funded using the proceeds from the $781.5 million of incremental Term B Loans, $309.3 million borrowings under the New Senior ABL Facility and $175.0 million borrowings under the ABL Term Loan issued on February 28, 2019. Refer to “Note 13: Debt” for more information.
As of September 30, 2019, the Company updated the purchase price allocation to reflect adjustments from the third-party valuation firm's preliminary report valuing Nexeo’s tangible and intangible assets which included changes in working capital, assets and liabilities held for sale, property, plant and equipment, net, other assets and other liabilities. The adjustments to these balances resulted in a $65.0 million decrease to goodwill.
The initial accounting for this acquisition is considered preliminary, and is subject to adjustments on receipt of additional information relevant to the acquisition to complete the opening balances for deferred income taxes. This valuation is in process and the preliminary values below are based on initial information that continues to be subject to the completion of the valuation and allocation of the assets acquired.

The preliminary purchase price allocation at February 28, 2019 is as follows:

(in millions)
Trade accounts receivable, net	$296.3
Inventories	150.2
Prepaid expenses and other current assets	55.6
Assets held for sale	888.2
Property, plant and equipment, net	262.3
Goodwill	617.2
Intangible assets, net	155.7
Other assets	37.4
Trade accounts payable	(137.7)
Other accrued expenses	(139.4)
Liabilities held for sale	(221.5)
Deferred tax liabilities	(78.5)
Other long-term liabilities	(71.0)
Purchase consideration, net of cash	$1,814.8

Assets and liabilities held for sale are related to the Nexeo plastics distribution business (“Nexeo Plastics”). Nexeo Plastics was not aligned with the Company’s strategic objectives and, on March 29, 2019, the business was sold to an affiliate of One Rock Capital Partners, LLC for total proceeds of $664.3 million, net of cash disposed. Refer to “Note 4: Discontinued operations” for further information.
The Company recorded $617.2 million of goodwill, consisting of $600.7 million in the USA segment, $6.2 million in Canada and $10.3 million in LATAM. The goodwill is primarily attributable to expected synergies from combining operations. The Company is in process of determining the amount of goodwill that is deductible for income tax purposes.
The Company assumed 50.0 million warrants, equivalent to 25.0 million Nexeo shares, with an estimated aggregate fair value of $26.0 million at the February 28, 2019 closing date. The warrants were converted into the right to receive, upon exercise, the merger consideration consisting of approximately 7.6 million shares of Univar Solutions common stock plus cash. The warrants have an exercise price of $27.80. These warrants will expire on June 9, 2021. The Company recorded the warrants as other long-term liabilities within the condensed consolidated balance sheet. Refer to “Note 15: Fair value measurements” for more information.
The amounts of net sales and net loss from continuing operations related to the Nexeo chemical distribution business, included in the Company’s condensed consolidated statements of operations from March 1, 2019 to September 30, 2019 are as follows:

(in millions)
Net sales	$1,061.1
Net loss from continuing operations	(2.4)

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
The unaudited pro forma financial information is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Net sales	$2,387.3	$2,659.6	$7,457.9	$8,248.1
Net income (loss) from continuing operations	1.1	70.4	(39.5)	227.7

The pro forma financial information is for comparative purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2018.

The unaudited pro forma information is based upon accounting estimates and judgments the Company believes are reasonable. The unaudited pro forma information reflects adjustments directly attributed to the business combination including amortization on acquired intangible assets, interest expense, transaction and acquisition related costs, depreciation related to purchase accounting fair value adjustments and the related tax effects.
4. Discontinued operations
On March 29, 2019, the Company completed the sale of the plastics distribution business of Nexeo to an affiliate of One Rock Capital Partners, LLC for total proceeds of $664.3 million (net of cash disposed of $2.4 million), including $26.7 million for excess working capital. The Nexeo preliminary purchase price allocation is inclusive of these working capital adjustments. Refer to “Note 3: Business combinations” for more information.
In connection with the transaction, the Company entered into a Transition Services Agreement (TSA), a Warehouse Service Agreement (WSA) and Real Property Agreements with One Rock Capital Partners, LLC which are designed to ensure and facilitate an orderly transfer of business operations. The services provided under the transitional arrangements will terminate at various times, between six and twenty-four months and can be renewed with a maximum of two twelve-month periods. The income and expense for the services will be reported as other operating expenses, net in the condensed consolidated statements of operations. The Real Property Agreements will have a maximum tenure of 3 years. These arrangements do not constitute significant continuing involvement in the plastics distribution business.
The following table summarizes the operating results of the Company’s discontinued operations related to the sale described above for the nine months ended September 30, 2019, as presented in “Net income from discontinued operations” on the condensed consolidated statements of operations.

(in millions)	Nine months ended September 30, 2019
External sales	$156.9
Cost of goods sold (exclusive of depreciation)	136.7
Outbound freight and handling	3.5
Warehousing, selling and administrative	7.9
Other expenses	1.4
Income from discontinued operations before income taxes	$7.4
Income tax expense from discontinued operations (1)	2.0
Net income from discontinued operations	$5.4

(1)	The provision for income taxes for the nine months ended September 30, 2019 includes an adjustment to the tax expense related to the one month operations reported as of March 31, 2019.
There were no significant non-cash operating activities from the Company’s discontinued operations related to the plastics distribution business.
5. Revenue
The Company disaggregates revenues from contracts with customers by both geographic segments and revenue contract types. Geographic reportable segmentation is pertinent to understanding Univar Solutions’ revenues, as it aligns to how the Company reviews the financial performance of its operations. Revenue contract types are differentiated by the type of good or service Univar Solutions offers customers, since the contractual terms necessary for revenue recognition are unique to each of the identified revenue contract types.
The following table disaggregates external customer net sales by major stream:

(in millions)	USA	Canada	EMEA	LATAM	Consolidated
	Three months ended September 30, 2019
Chemical Distribution	$1,477.0	$207.3	$424.7	$114.0	$2,223.0
Crop Sciences	—	64.3	—	—	64.3
Services	85.1	11.4	0.3	3.2	100.0
Total external customer net sales	$1,562.1	$283.0	$425.0	$117.2	$2,387.3

(in millions)	USA	Canada	EMEA	LATAM	Consolidated
	Nine months ended September 30, 2019
Chemical Distribution	$4,240.1	$644.1	$1,365.6	$321.2	$6,571.0
Crop Sciences	—	281.9	—	—	281.9
Services	234.5	35.6	1.0	7.9	279.0
Total external customer net sales	$4,474.6	$961.6	$1,366.6	$329.1	$7,131.9
Deferred revenue
Deferred revenues are recognized as a contract liability when customers provide Univar Solutions with consideration prior to the Company satisfying a performance obligation. The following table provides information pertaining to the deferred revenue balance and account activity:

(in millions)
Deferred revenue as of January 1, 2019	$45.6
Deferred revenue as of September 30, 2019	5.7
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	44.4

The deferred revenue balances are all expected to have a duration of one year or less and are recorded within the other accrued expenses line item of the condensed consolidated balance sheets.
6. Other operating expenses, net
Other operating expenses, net consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Acquisition and integration related expenses	$18.6	$5.5	$128.3	$6.9
Stock-based compensation expense	4.4	4.0	21.7	17.7
Restructuring charges	0.6	2.9	1.2	3.4
Other employee termination costs	4.2	2.7	23.3	9.5
Other facility exit costs (1)	5.6	—	5.6	—
Saccharin legal settlement	—	—	62.5	—
Other	(3.2)	(2.7)	16.2	(0.5)
Total other operating expenses, net	$30.2	$12.4	$258.8	$37.0

(1)	Other facility exit costs includes $3.6 million recorded as an estimated withdrawal liability associated with a multiemployer pension plan related to a facility closure.
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
2018 Restructuring
In 2018, the Company recorded restructuring charges of $3.2 million in USA, consisting of $3.1 million in employee termination costs and $0.1 million in other exit costs for employees impacted by a decision to consolidate departments. Additionally, the Company recorded restructuring charges of $0.9 million in Other, relating to employee termination costs. The Company recorded restructuring charges of $0.5 million and $1.3 million in USA, consisting of $0.7 million and $1.3 million in employee termination costs during the three and nine months ended September 30, 2019 as well as reduced its estimate by $0.1 million in both facility and other exist costs during the three months ended September 30, 2019. The Company expects to incur approximately $1.3 million of additional employee termination and other exit costs over the next year and expects this program to be substantially completed by 2020.

Also during the year ended December 31, 2018, the Company recorded restructuring charges of $0.9 million in EMEA relating to employee termination costs. The Company recorded restructuring charges of $0.1 million in facility exit costs during the three and nine months ended September 30, 2019 and reduced its estimate by $0.2 million within employee termination costs for this program during the nine months ended September 30, 2019. The Company does not expect to incur material costs in the future related to this restructuring program. The actions associated with this program are expected to be completed by the end of 2019.
The following table summarizes activity related to accrued liabilities associated with restructuring:

(in millions)	January 1, 2019	Charge to earnings	Cash paid	Non-cash and other	September 30, 2019
Employee termination costs	$4.2	$1.1	$(4.6)	$—	$0.7
Facility exit costs	5.0	0.1	(0.1)	—	5.0
Other exit costs	0.2	—	—	—	0.2
Total	$9.4	$1.2	$(4.7)	$—	$5.9

(in millions)	January 1, 2018	Charge to earnings	Cash paid	Non-cash and other	December 31, 2018
Employee termination costs	$3.0	$5.3	$(3.4)	$(0.7)	$4.2
Facility exit costs	10.2	(0.7)	(4.4)	(0.1)	5.0
Other exit costs	(0.5)	0.2	(0.1)	0.6	0.2
Total	$12.7	$4.8	$(7.9)	$(0.2)	$9.4

Restructuring liabilities of $5.5 million and $5.9 million were classified as current in other accrued expenses in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively. The long-term portion of restructuring liabilities of $0.4 million and $3.5 million were recorded in other long-term liabilities in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively, and primarily consists of facility exit costs that are expected to be paid within the next five years.
The cost information above does not contain any estimates for programs that may be developed and implemented in future periods. While the Company believes the recorded restructuring liabilities are adequate, revisions to current estimates may be recorded in future periods based on new information as it becomes available.
8. Other (expense) income, net
Other (expense) income, net consisted of the following gains (losses):

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Foreign currency transactions	$(0.9)	$(3.7)	$(3.7)	$(8.0)
Foreign currency denominated loans revaluation	16.8	0.8	17.3	(0.6)
Undesignated foreign currency derivative instruments (1)	(20.6)	2.7	(26.2)	3.6
Undesignated interest rate swap contracts (1)	(1.0)	—	(3.8)	—
Non-operating retirement benefits (2)	0.5	3.3	1.7	10.2
Other	(0.3)	(0.6)	(2.5)	(2.2)
Total other (expense) income, net	$(5.5)	$2.5	$(17.2)	$3.0

(1)	Refer to “Note 16: Derivatives” for more information.

(2)	Refer to “Note 9: Employee benefit plans” for more information.

9. Employee benefit plans
The following table summarizes the components of net periodic cost (benefit) recognized in the condensed consolidated statements of operations:

	Domestic - Defined Benefit Pension Plans
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Interest cost (1)	$6.8	$6.8	$20.4	$20.4
Expected return on plan assets (1)	(6.3)	(7.8)	(18.9)	(23.4)
Net periodic cost (benefit)	$0.5	$(1.0)	$1.5	$(3.0)

	Foreign - Defined Benefit Pension Plans
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Service cost (2)	$0.6	$0.7	$1.8	$2.1
Interest cost (1)	3.9	3.8	11.7	11.7
Expected return on plan assets (1)	(4.9)	(6.2)	(15.0)	(19.1)
Prior service cost (1)	—	—	0.1	0.1
Net periodic benefit	$(0.4)	$(1.7)	$(1.4)	$(5.2)

(1)	These amounts are included in other (expense) income, net.

(2)	Service cost is included in warehouse, selling and administrative expenses.

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
The income tax expense of $43.2 million and $38.4 million for the three and nine months ended September 30, 2019 resulted in an effective income tax rate of 94.5% and (317.4)%, respectively. Discrete tax expense (benefit) of $9.1 million and $(4.9) million are included in the $43.2 million and the $38.4 million income tax expense for the three and nine month period ended September 30, 2019. The Company’s effective income tax rate without discrete items was 68.4%, higher than the US federal statutory rate of 21.0% primarily due to the impact of non-deductible Nexeo related acquisition and integration costs, along with state taxes, foreign rate differential, non-deductible compensation and other expenses, and an increase in the valuation allowance on certain income tax attributes. The nine months ended September 30, 2019 discrete tax benefit of $4.9 million is attributable to the indirect effects of the Nexeo Plastics sale offset by the US return to provision adjustment, an increase in valuation allowance on tax attributes and various other items.
The income tax expense of $20.3 million and $57.7 million for the three and nine months ended September 30, 2018, resulted in an effective income tax rate of 29.0% and 25.2%, respectively. The Company’s effective income tax rate for the three and nine month period ended September 30, 2018 was higher than the US federal statutory rate of 21.0% primarily due to the addition of state taxes, and the higher tax rates incurred on the Company’s earnings outside the US, including the overall net impact of the 2017 US Tax Cuts and Jobs Act on foreign net earnings. The increases in the effective income tax rate were partially offset by the release of valuation allowances on certain tax attributes. The Company’s effective income tax rate for the nine month period ended September 30, 2018 was lower than its three month period effective income tax rate ended September 30, 2018 mainly due to the impact of the discrete tax benefits recorded in previous quarters.

11. Earnings per share
The following table presents the basic and diluted earnings per share computations:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2019	2018	2019	2018
Basic:
Net income (loss) from continuing operations	$2.5	$49.6	$(50.5)	$171.1
Net income from discontinued operations	—	—	5.4	—
Net income (loss)	$2.5	$49.6	$(45.1)	$171.1
Less: earnings allocated to participating securities	—	0.1	—	0.3
Earnings allocated to common shares outstanding	$2.5	$49.5	$(45.1)	$170.8

Weighted average common shares outstanding	168.6	141.2	162.6	141.1
Basic income (loss) per common share from continuing operations	$0.01	$0.35	$(0.31)	$1.21
Basic income per common share from discontinued operations	—	—	0.03	—
Basic income (loss) per common share (2)	$0.01	$0.35	$(0.28)	$1.21

Diluted:
Net income (loss) from continuing operations	$2.5	$49.6	$(50.5)	$171.1
Net income from discontinued operations	—	—	5.4	—
Net income (loss)	$2.5	$49.6	$(45.1)	$171.1
Less: earnings allocated to participating securities	—	—	—	—
Earnings allocated to common shares outstanding	$2.5	$49.6	$(45.1)	$171.1

Weighted average common shares outstanding	168.6	141.2	162.6	141.1
Effect of dilutive securities: stock compensation plans (1)	0.9	1.1	—	1.0
Weighted average common shares outstanding – diluted	169.5	142.3	162.6	142.1
Diluted income (loss) per common share from continuing operations	$0.01	$0.35	$(0.31)	$1.20
Diluted income per common share from discontinued operations	—	—	0.03	—
Diluted income (loss) per common share (2)	$0.01	$0.35	$(0.28)	$1.20

(1)
Stock options to purchase 3.1 million and 1.5 million shares of common stock and restricted stock of nil were outstanding during the three months ended September 30, 2019 and 2018, respectively, but were not included in the calculation of diluted income per share as the impact of these awards would have been anti-dilutive. Stock options to purchase 3.0 million and 1.6 million shares of common stock and restricted stock of 0.8 million and nil were outstanding during the nine months ended September 30, 2019 and 2018, respectively, but were not included in the calculation of diluted income per share as the impact of these awards would have been anti-dilutive. Diluted shares outstanding also did not include 7.6 million and 6.0 million shares of common stock issuable on the exercise of warrants because the warrants were out-of-the-money for the three and nine months ended September 30, 2019.

(2)	As a result of changes in the number of shares outstanding during the year and rounding, the sum of the quarters’ earnings per share may not equal the earnings per share for any year-to-date period.

12. Accumulated other comprehensive loss
The following tables present the changes in accumulated other comprehensive loss by component, net of tax:

(in millions)	Cash flow hedges	Defined benefit pension items	Currency translation items	Total
Balance as of December 31, 2018	$8.9	$(1.1)	$(381.0)	$(373.2)
Impact due to adoption of ASU 2018-02 (1)	1.5		(4.7)	(3.2)
Other comprehensive (loss) income before reclassifications	(22.1)	—	(12.1)	(34.2)
Amounts reclassified from accumulated other comprehensive loss	(6.5)	0.1	—	(6.4)
Net current period other comprehensive (loss) income	$(27.1)	$0.1	$(16.8)	$(43.8)
Balance as of September 30, 2019	$(18.2)	$(1.0)	$(397.8)	$(417.0)

Balance as of December 31, 2017	$6.7	$(1.2)	$(284.0)	$(278.5)
Impact due to adoption of ASU 2017-12 (2)	0.5	—	—	0.5
Other comprehensive income (loss) before reclassifications	13.3	—	(61.0)	(47.7)
Amounts reclassified from accumulated other comprehensive loss	$(4.0)	$0.1	$—	$(3.9)
Net current period other comprehensive income (loss)	$9.8	$0.1	$(61.0)	$(51.1)
Balance as of September 30, 2018	$16.5	$(1.1)	$(345.0)	$(329.6)

(1)
Adjusted due to the adoption of ASU 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” on January 1, 2019. Refer to “Note 2: Significant accounting policies” for more information.

(2)	Adjusted due to the adoption of ASU 2017-12 “Targeted Improvements to Accounting for Hedging Activities” on January 1, 2018.

The following is a summary of the amounts reclassified from accumulated other comprehensive loss to net income (loss):

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019 (1)	2018 (1)	2019 (1)	2018 (1)	Location of impact on statement of operations
Amortization of defined benefit pension items:
Prior service cost	$—	$—	$0.1	$0.1	Other (expense) income, net
Tax expense	—	—	—	—	Income tax expense
Net of tax	$—	$—	$0.1	$0.1
Cash flow hedges:
Interest rate swap contracts	$(1.2)	$(2.4)	$(8.7)	$(5.4)	Interest expense
Tax expense	0.3	0.6	2.2	1.4	Income tax expense
Net of tax	$(0.9)	$(1.8)	$(6.5)	$(4.0)
Total reclassifications for the period	$(0.9)	$(1.8)	$(6.4)	$(3.9)

(1)	Amounts in parentheses indicate credits to net income (loss) in the condensed consolidated statement of operations.

13. Debt
Short-term financing
Short-term financing consisted of the following:

(in millions)	September 30, 2019	December 31, 2018
Amounts drawn under credit facilities	$2.1	$4.7
Bank overdrafts	0.8	3.4
Total short-term financing	$2.9	$8.1

As of September 30, 2019 and December 31, 2018, the Company had $140.2 million and $139.4 million in outstanding letters of credit, respectively.
Long-term debt
Long-term debt consisted of the following:

(in millions)	September 30, 2019	December 31, 2018
Senior Term Loan Facilities:
Term B Loan due 2024, variable interest rate of 4.29% and 4.77% at September 30, 2019 and December 31, 2018, respectively	$1,438.0	$1,747.8
Euro Term B-2 Loan due 2024, variable interest rate of 2.75% at September 30, 2019	381.7	—
Term B-4 Loan due 2024, variable interest rate of 4.54% at September 30, 2019	245.0	—
Asset Backed Loan (ABL) Facilities:
North American ABL Facility due 2024, variable interest rate of 3.74% at September 30, 2019	284.3	—
Canadian ABL Term Loan due 2022, variable interest rate of 4.20% at September 30, 2019	173.7	—
Euro ABL Facility due 2023, variable interest rate of 1.75% at September 30, 2019 and December 31, 2018	38.1	58.5
North American ABL Facility due 2020, variable interest rate of 4.19% at December 31, 2018 (amended February 2019)	—	134.7
Senior Unsecured Notes:
Senior Unsecured Notes due 2023, fixed interest rate of 6.75% at September 30, 2019 and December 31, 2018	399.5	399.5
Finance lease obligations	64.9	54.8
Total long-term debt before discount	$3,025.2	$2,395.3
Less: unamortized debt issuance costs and discount on debt	(29.1)	(23.2)
Total long-term debt	$2,996.1	$2,372.1
Less: current maturities	(19.0)	(21.7)
Total long-term debt, excluding current maturities	$2,977.1	$2,350.4

The weighted average interest rate on long-term debt was 4.39% and 4.29% as of September 30, 2019 and December 31, 2018, respectively.
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
On February 28, 2019, the Company and certain of its US and Canadian subsidiaries entered into an Amended and Restated ABL Credit Agreement pursuant to which Bank of America N.A. and the other lenders party thereto agreed to provide for a five year senior secured ABL credit facility in an aggregate amount of $1.2 billion US dollars and $325.0 million Canadian dollars and a three year secured Canadian dollar ABL term loan facility (“ABL Term Loan”) in an aggregate principal amount of the Canadian dollar equivalent of $175.0 million (collectively, the “New Senior ABL Facility”). The New Senior ABL Facility amends and restates in full the ABL facility entered into by the Company on July 28, 2015. Under the two revolving tranches, the borrowers may request loan advances and make loan repayments until the maturity date of February 28, 2024. The maximum amount available to be borrowed under the New Senior ABL Facility will be determined by a borrowing base consisting of eligible inventory, eligible accounts receivable and cash of Univar Solutions and certain of its subsidiaries.
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
Assets pledged under the New Senior ABL Facility, Senior Term Facilities and the Euro ABL include $52.7 million of cash, $1,175.7 million of trade accounts receivable, net, $735.5 million of inventories, $136.0 million of prepaid expenses and other current assets and $975.0 million of property, plant and equipment, net.
As a result of the February 2019 amendment related to the New Senior ABL Facility, the Company recognized a loss on extinguishment of debt of $0.7 million during the nine months ended September 30, 2019.
14. Supplemental balance sheet information
Property, plant and equipment, net

(in millions)	September 30, 2019	December 31, 2018
Property, plant and equipment, at cost	$2,228.7	$1,925.9
Less: accumulated depreciation	(1,067.6)	(970.1)
Property, plant and equipment, net	$1,161.1	$955.8
Finance lease assets, net
Included within property, plant and equipment, net are assets related to finance leases where the Company is the lessee. The below table summarizes the cost and accumulated depreciation related to these assets:

(in millions)	September 30, 2019	December 31, 2018
Finance lease assets, at cost	$115.4	$89.4
Less: accumulated depreciation	(52.0)	(37.4)
Finance lease assets, net	$63.4	$52.0

Intangible assets, net
The gross carrying amounts and accumulated amortization of the Company’s intangible assets were as follows:

	September 30, 2019			December 31, 2018
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships	$1,001.9	$(663.0)	$338.9	$846.1	$(620.3)	$225.8
Other	174.1	(164.8)	9.3	175.1	(162.8)	12.3
Total intangible assets	$1,176.0	$(827.8)	$348.2	$1,021.2	$(783.1)	$238.1

Other intangible assets consist of intellectual property trademarks, trade names, supplier relationships, non-compete agreements and exclusive distribution rights.
Impairment charges
The Company has announced closure of certain production facilities in USA during the third quarter of 2019. The Company determined that these decisions indicated a triggering event, requiring the assessment of recoverability of these long-lived assets. Testing the assets for recoverability involves developing estimates of future cash flows directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the assets. As the inputs for testing recoverability are largely based on management’s judgments and are not generally observable in active markets, the Company considers such measurements to be Level 3 measurements in the fair value hierarchy.
The Company tested the recoverability of its long-lived assets and determined the carrying amount of the assets exceeded the sum of the expected undiscounted future cash flows. As a result, the Company recorded a non-cash, pretax impairment charge of $7.0 million related to property, plant and equipment within its condensed consolidated statements of operations during the three months ended September 30, 2019.
15. Fair value measurements
Items measured at fair value on a recurring basis
The following table presents the Company’s gross assets and liabilities measured on a recurring basis:

	Level 2		Level 3
(in millions)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Financial current assets:
Forward currency contracts	$0.3	$0.3	$—	$—
Interest rate swap contracts	—	12.4	—	—
Financial non-current assets:
Interest rate swap contracts	—	1.5	—	—
Financial current liabilities:
Forward currency contracts	20.0	0.2	—	—
Interest rate swap contracts	5.6	—	—	—
Financial non-current liabilities:
Interest rate swap contracts	22.7	—	—	—
Warrant liability	—	—	19.2	—

The net amounts by legal entity related to forward currency contracts included in prepaid and other current assets were $0.3 million and $0.3 million as of September 30, 2019 and December 31, 2018, respectively. The net amounts related to forward currency contracts included in other accrued expenses were $20.0 million and $0.2 million as of September 30, 2019 and December 31, 2018, respectively.
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
The warrant liability in the table above consisted of the fair value of warrants assumed in connection with the Nexeo acquisition. Refer to “Note 3: Business combinations” for more information. The fair value of the warrant liability is calculated using the Black-Scholes-Merton option valuation model. The fair value of the warrants was computed using the following assumptions: expected option life two years, volatility 26.07%, and risk-free interest rate of 1.63%. As the Company does not have sufficient historical volatility data, the expected volatility is based on the average historical data of a peer group of public companies over a period equal to the expected term of the stock options. The risk-free interest rate assumption was based on the US Treasury rates. Based on the valuation methodology, the warrant liability is classified as Level 3 in the fair value hierarchy.
The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consists of the warrant liability related to the Nexeo acquisition.

(in millions)	Warrant Liability
Fair value as of December 31, 2018	$—
Additions	26.0
Fair value adjustments	(6.8)
Fair value as of September 30, 2019	$19.2

Fair value adjustments are recorded within other operating expenses, net in the condensed consolidated statement of operations.
Financial instruments not carried at fair value
The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	September 30, 2019		December 31, 2018
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt including current portion (Level 2)	$2,996.1	$3,043.8	$2,372.1	$2,314.3

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
As of September 30, 2019 and December 31, 2018, the Company had designated interest rate swap contracts with a total notional amount of $1.8 billion and $2.0 billion, respectively. In March 2019 and December 2018, the Company entered into interest rate swap contracts with a total notional amount of $300.0 million and $500.0 million effective March 2019 and June 2019, respectively whereby a fixed rate of interest (weighted average of 2.27% and 2.73%, respectively) is paid and a variable rate of interest (three-month LIBOR) is received as calculated on the notional amount. In 2017, the Company entered into interest rate swap contracts with a remaining notional amount of $1.0 billion whereby a fixed rate of interest (weighted average of 1.70%) is paid and a variable rate of interest (three-month LIBOR) is received as calculated on the notional amount.
As of September 30, 2019, the designated interest rate swaps held by the Company continue to qualify for hedge accounting. The Company recognizes the changes in fair value of the interest rate swap contracts, whether it is due to effectiveness or ineffectiveness, in other comprehensive income and subsequently is reclassified to the income statement when the hedged item impacts earnings.
During the three and nine months ended September 30, 2019, there were $1.2 million and $8.7 million in gains on our interest rate swap contracts that were reclassified to interest expense in the condensed consolidated statement of operations, respectively. As of September 30, 2019, the Company estimates that $4.6 million of derivative losses included in accumulated other comprehensive loss will be reclassified into the condensed consolidated statement of operations within the next 12 months. The activity related to our cash flow hedges is included in “Note 12: Accumulated other comprehensive loss.”
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
The fair value of interest rate swaps is recorded either in prepaid expenses and other current assets, other assets, other accrued expenses or other long-term liabilities in the condensed consolidated balance sheets. As of September 30, 2019 and December 31, 2018 a current liability of $5.6 million was included in other accrued expenses and a current asset of $12.4 million was included in other current assets, respectively. As of September 30, 2019 a non-current liability of $22.7 million was included in other long-term liabilities. As of December 31, 2018, a non-current asset of $1.5 million was included in other assets.
Foreign currency derivatives
The Company uses forward currency contracts to hedge earnings from the effects of foreign exchange relating to certain of the Company’s monetary assets and liabilities denominated in a foreign currency. These derivative instruments are not formally designated as hedges by the Company and the terms of these instruments range from one to three months. Forward currency contracts are recorded at fair value in either prepaid expenses and other current assets or other accrued expenses in the condensed consolidated balance sheet, reflecting their short-term nature. The fair value adjustments and gains and losses are included in other (expense) income, net within the condensed consolidated statements of operations. Refer to “Note 8: Other (expense) income, net” for more information. On June 28, 2019, the Company entered into a €350.0 million forward currency contract to hedge foreign exchange risk related to the Euro Term B loan. On September 30, 2019, the Company entered into a new forward currency contract with a total notional amount of €350.0 million with a termination date of November 1, 2019 to replace its existing forward currency contract which has a termination date of October 1, 2019. The total notional amount of undesignated forward currency contracts were $894.2 million and $108.1 million as of September 30, 2019 and December 31, 2018, respectively.
Cash flows associated with derivative financial instruments are recognized in the operating section of the condensed consolidated statement of cash flows.
17. Commitments and contingencies
Litigation
In the ordinary course of business, the Company is subject to pending or threatened claims, lawsuits, regulatory matters and administrative proceedings from time to time. Where appropriate the Company has recorded provisions in the condensed consolidated financial statements for these matters. The liabilities for injuries to persons or property are in some instances covered by liability insurance, subject to various deductibles and self-insured retentions.
The Company is subject to liabilities from claims alleging personal injury from exposure to asbestos. The claims result primarily from an indemnification obligation related to Univar USA Inc.’s (“Univar”) 1986 purchase of McKesson Chemical Company from McKesson Corporation (“McKesson”). Univar is also a defendant in a small number of asbestos claims. As of September 30, 2019, there were fewer than 77 asbestos-related claims for which the Company has liability for defense and indemnity pursuant to the indemnification obligation. The volume of such cases has decreased in recent quarters. Historically, the vast majority of the claims against both McKesson and Univar have been dismissed without payment. The Company does incur costs in defending these claims. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of these matters will have a material effect on its overall financial position, results of operations or cash flows. However, the Company cannot predict the outcome of any present or future claims or litigation and adverse developments could negatively impact earnings or cash flows in a particular future period.
Merger-related Appraisal Litigation
In connection with the previously disclosed acquisition of Nexeo Solutions, Inc., on June 26, 2019, the Company reached an agreement with BCIM to resolve a dispute regarding the fair value of 5.0 million shares of Nexeo common stock, for which BCIM sought appraisal in a petition filed in the Delaware Court of Chancery, captioned BCIM Strategic Value Master Fund, LP v. Nexeo Solutions, Inc., No. 2019-0363-KSJM. The terms of the agreement, among other matters, provide that, in exchange for a release and dismissal of all asserted claims, the Company will make a cash payment of $63.5 million to BCIM and, as a result, BCIM will relinquish any and all rights to approximately $15.1 million in cash and 1.5 million shares of Univar Solutions common stock valued at $35.5 million in the custody of Equiniti, the transfer agent. With this resolution, the cash and shares were returned to the Company. During the third quarter of 2019, the Company paid the $63.5 million due to BCIM. The period during which former holders of Nexeo common stock were eligible to seek appraisal has expired, and no other such claims are pending.
Environmental
The Company is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively “environmental remediation work”) and from time to time becomes aware of compliance matters regarding possible or alleged violations of these laws or regulations. For example, over the years, the Company has been identified as one of numerous “potentially responsible parties” (“PRP”) under the Comprehensive Environmental

Response, Compensation and Liability Act and/or similar state laws that impose liability for costs relating to environmental remediation work. As a PRP, the Company may be required to pay a share of the costs of investigation and clean up of certain sites. The Company is currently engaged in environmental remediation work at approximately 130 locations, some that are now or were previously Company-owned/occupied and some that were never Company-owned/occupied (“non-owned sites”).
The Company’s environmental remediation work at some sites is being conducted pursuant to governmental proceedings or investigations. At other sites, the Company, with appropriate state or federal agency oversight and approval, is conducting the environmental remediation work voluntarily. The Company is currently undergoing remediation efforts or is in the process of active review of the need for potential remediation efforts at approximately 108 current or formerly Company-owned/occupied sites. In addition, the Company may be liable as a PRP for a share of the clean-up of approximately 22 non-owned sites. These non-owned sites are typically (a) locations of independent waste disposal or recycling operations with alleged or confirmed contaminated soil and/or groundwater to which the Company may have shipped waste products or drums for re-conditioning, or (b) contaminated non-owned sites near historical sites owned or operated by the Company or its predecessors from which contamination is alleged to have arisen.
In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; changes in the scope of remediation; the interpretation, application and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of the Company’s involvement at various sites for which the Company is allegedly associated. It is the Company’s policy to record appropriate liabilities on a case by case basis when remedial efforts or claims are probable, and the costs are reasonable to estimate. The Company continually monitors its own sites and work with other PRPs to deploy feasible remediation techniques. The recorded liabilities are adjusted periodically as remediation progresses or other relevant information becomes available. The level of annual expenditures for remedial, monitoring and investigatory activities will change in the future as components of planned remediation activities are completed and the scope, timing and costs of remediation are changed. Given the uncertainties regarding laws, regulations, technology, information related to sites and potentially responsible parties, the Company does not believe it is possible to develop an estimate of the range of reasonably possible losses in excess of the recorded liabilities. Project lives vary, depending on the specific site and type of remediation project. Associated cash payments are expected to be paid from operating activities.
Changes in total environmental liabilities are as follows:

	Nine months ended September 30,
(in millions)	2019	2018
Environmental liabilities at beginning of period	$83.5	$89.2
Revised obligation estimates	11.8	10.3
Environmental payments	(12.3)	(12.2)
Foreign exchange	(0.2)	(0.2)
Environmental liabilities at end of period	$82.8	$87.1

Environmental liabilities of $24.6 million and $32.1 million were classified as current in other accrued expenses in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively. The long-term portion of environmental liabilities is recorded in other long-term liabilities in the condensed consolidated balance sheets.
Customs and International Trade Laws
On April 3, 2019, the Company reached a settlement in a previously disclosed case with the Department of Justice (the “DOJ”) regarding saccharin that allegedly transshipped from the Peoples Republic of China (“China”) through the Republic of China (“Taiwan”) and entered into commerce of the United States between 2007 and 2012. Under the settlement, the Company agreed to pay $62.5 million to fully resolve the matter, which was paid on April 8, 2019. The Company does not admit any liability and the DOJ has dismissed the complaint in its entirety.
18. Leasing
The Company engages in leasing transactions to meet the needs of the business. The determination to lease, rather than purchase, an asset is primarily contingent upon capital requirements, duration of the forecasted business investment, and asset availability.
The Company determines if an arrangement is a lease at inception and all arrangements deemed to be leases are subject to an assessment to determine the classification between finance and operating leases. Operating leases are included in other assets, other accrued expenses, and other long-term liabilities on the condensed consolidated balance sheet for the period ended

September 30, 2019. Finance leases are included in property, plant and equipment, net, current portion of long-term debt, and long-term debt on the condensed consolidated balance sheets.
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
Leases

(in millions)	Condensed Consolidated Balance Sheet Classifications	September 30, 2019
Assets
Operating lease assets	Other assets	$162.9
Finance lease assets	Property, plant and equipment, net (1)	63.4
Total lease assets		$226.3
Liabilities
Current liabilities:
Current portion of operating lease liabilities	Other accrued expenses	$49.7
Current portion of finance lease liabilities	Current portion of long-term debt	19.0
Noncurrent liabilities:
Operating lease liabilities	Other long-term liabilities	118.1
Finance lease liabilities	Long-term debt	45.9
Total lease liabilities		$232.7

(1)	Finance lease right-of-use assets are recorded net of accumulated amortization of $52.0 million as of September 30, 2019.

Lease cost

(in millions)	Three months ended September 30, 2019			Nine months ended September 30, 2019
Condensed Consolidated Statement of Operations Classification	Operating Leases	Finance Leases	Total	Operating Leases	Finance Leases	Total
Cost of goods sold (exclusive of depreciation)	$3.6	$—	$3.6	$11.3	$—	$11.3
Outbound freight and handling	1.9	—	1.9	5.6	—	5.6
Warehousing, selling and administrative	7.1	—	7.1	21.0	—	21.0
Depreciation	—	4.8	4.8	—	14.2	14.2
Interest expense	—	0.7	0.7	—	2.0	2.0
Total gross lease component cost	$12.6	$5.5	$18.1	$37.9	$16.2	$54.1
Variable lease costs			(0.2)			0.7
Short-term lease costs			11.3			22.9
Total gross lease costs			$29.2			$77.7
Sublease income			1.3			2.9
Total net lease cost			$27.9			$74.8

Maturity of lease liabilities

(in millions)	Operating Leases	Finance Leases	Total
2019	$17.3	$5.2	$22.5
2020	50.4	19.0	69.4
2021	40.2	15.6	55.8
2022	30.8	12.4	43.2
2023	19.7	3.6	23.3
2024 and After	30.7	1.9	32.6
Total lease payments	$189.1	$57.7	$246.8
Less: interest	21.6	4.2
Present value of lease liabilities, excluding guaranteed residual values (1)	$167.5	$53.5
Plus: present value of guaranteed residual values (1)	0.3	11.4
Present value of lease liabilities	$167.8	$64.9

(1)
The Company is not expected to have cash outflows related to the present value of guaranteed residual values. The Company’s current present value of lease liabilities includes guaranteed residual values related to leases in effect prior to ASC 842 due to the Company’s practical expedient elections denoted within “Note 2: Significant accounting policies.” The gross value of the guaranteed residual values for operating and finance leases is $0.4 million and $12.5 million as of September 30, 2019, respectively.

Lease term and discount rate

September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	4.9
Finance leases	3.2
Weighted-average discount rate
Operating leases	4.97%
Finance leases	4.35%
Other information

(in millions)	Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$43.3
Operating cash flows from finance leases	2.0
Financing cash flows from finance leases	14.5

19. Related party transactions
On September 25, 2019, the investment funds affiliated with Clayton, Dubilier & Rice LLC (“CD&R”) sold their remaining investment in the Company in conjunction with a registered public offering. No shares were sold by Univar Solutions.
20. Segments
Management monitors the operating results of its operating segments separately for the purpose of making decisions about resource allocation and performance assessment. Management evaluates performance on the basis of Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net income (loss), plus the sum of: net income from discontinued operations, interest expense, net of interest income; income tax expense; depreciation; amortization; impairment charges; loss on extinguishment of debt; other operating expenses, net (see “Note 6: Other operating expenses, net” for more information); and other (expense) income, net (see “Note 8: Other (expense) income, net” for more information). For 2019, Adjusted EBITDA also includes an adjustment to remove the charge of the inventory fair value step-up recorded in connection with the Nexeo purchase price allocation.
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
Financial information for the Company’s segments is as follows:

(in millions)	USA	Canada	EMEA	LATAM	Other/ Eliminations (1)	Consolidated
	Three months ended September 30, 2019
External customers	$1,562.1	$283.0	$425.0	$117.2	$—	$2,387.3
Inter-segment	29.5	1.7	0.6	—	(31.8)	—
Total net sales	$1,591.6	$284.7	$425.6	$117.2	$(31.8)	$2,387.3

Adjusted EBITDA	$127.6	$22.2	$31.9	$10.2	$(7.7)	$184.2

Total assets	$6,215.9	$1,580.4	$991.9	$310.9	$(2,314.4)	$6,784.7

(in millions)	USA	Canada	EMEA	LATAM	Other/ Eliminations (1)	Consolidated
	Three months ended September 30, 2018
External customers	$1,285.3	$273.5	$472.4	$99.5	$—	$2,130.7
Inter-segment	28.6	3.0	0.9	0.1	(32.6)	—
Total net sales	$1,313.9	$276.5	$473.3	$99.6	$(32.6)	$2,130.7

Adjusted EBITDA	$99.4	$19.2	$35.6	$9.1	$(6.3)	$157.0

Total assets	$3,263.9	$1,640.4	$994.2	$209.6	$(611.0)	$5,497.1

(in millions)	USA	Canada	EMEA	LATAM	Other/ Eliminations (1)	Consolidated
	Nine months ended September 30, 2019
External customers	$4,474.6	$961.6	$1,366.6	$329.1	$—	$7,131.9
Inter-segment	77.8	4.5	2.6	—	(84.9)	—
Total net sales	$4,552.4	$966.1	$1,369.2	$329.1	$(84.9)	$7,131.9

Adjusted EBITDA	$352.3	$77.7	$112.2	$25.3	$(22.1)	$545.4

Total assets	$6,215.9	$1,580.4	$991.9	$310.9	$(2,314.4)	$6,784.7

(in millions)	USA	Canada	EMEA	LATAM	Other/ Eliminations (1)	Consolidated
	Nine months ended September 30, 2018
External customers	$3,799.5	$1,037.8	$1,522.9	$301.1	$—	$6,661.3
Inter-segment	101.6	7.2	3.5	0.2	(112.5)	—
Total net sales	$3,901.1	$1,045.0	$1,526.4	$301.3	$(112.5)	$6,661.3

Adjusted EBITDA	$287.8	$83.3	$120.4	$26.0	$(21.1)	$496.4

Total assets	$3,263.9	$1,640.4	$994.2	$209.6	$(611.0)	$5,497.1

(1)
Other/Eliminations represents the elimination of intersegment transactions as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.

The following is a reconciliation of net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Net income (loss)	$2.5	$49.6	$(45.1)	$171.1
Net income from discontinued operations	—	—	(5.4)	—
Inventory step-up adjustment	5.3	—	5.3	—
Other operating expenses, net	30.2	12.4	258.8	37.0
Depreciation	41.6	31.5	114.5	93.8
Amortization	12.1	13.5	45.1	40.7
Impairment charges	7.0	—	7.0	—
Interest expense, net	36.8	32.2	108.9	99.1
Loss on extinguishment of debt	—	—	0.7	—
Other expense (income), net	5.5	(2.5)	17.2	(3.0)
Income tax expense	43.2	20.3	38.4	57.7
Adjusted EBITDA	$184.2	$157.0	$545.4	$496.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is based on financial data derived from the financial statements prepared in accordance with the United States (“US”) generally accepted accounting principles (“GAAP”) and certain other financial data that is prepared using non-GAAP measures. For a reconciliation of each non-GAAP financial measure to its most comparable GAAP measure, see “Analysis of Segment Results” within this Item and “Note 20: Segments” to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q. Refer to “Non-GAAP Financial Measures” within this Item for more information about our use of Non-GAAP financial measures.
Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flow.
Overview
Univar Solutions Inc. (“Univar Solutions,” “Company,” “we,” “our” and “us”) is a leading global chemical and ingredient distributor and provider of value-added services to customers across a wide range of industries. We purchase chemicals from thousands of chemical producers worldwide and warehouse, repackage, blend, dilute, transport and sell those chemicals to more than 100,000 customer locations across approximately 130 countries. Our specialized services include e-commerce and digital marketing of chemicals for our producers, chemical waste removal and ancillary services, on-site storage of chemicals for our customers, and support services for the agricultural and pest control industries. We derive competitive advantage from our scale, broad product offering, leading digital solutions, technical expertise, specialized services, long-standing relationships with leading chemical producers and our industry leading safety record.
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
Our operations are structured into four operating segments that represent the geographic areas under which we operate and manage our business. These segments are Univar Solutions USA (“USA”), Univar Solutions Canada (“Canada”), Univar Solutions Europe and the Middle East and Africa (“EMEA”), and Univar Solutions Latin America (“LATAM”), which includes developing businesses in Latin America (including Brazil and Mexico) and the Asia-Pacific region.
Recent Developments and Items Impacting Comparability
On February 28, 2019, we completed the acquisition of 100% of the equity interest of Nexeo Solutions, Inc. (“Nexeo”), a leading global chemicals and plastics distributor. The acquisition expands and strengthens Univar Solutions’ presence in North America and provides expanded opportunities to create the largest North American sales force in chemical and ingredients distribution and the broadest product offering. On March 29, 2019, the Company completed the sale of the Nexeo plastics distribution business which is presented as a discontinued operation in the Company’s results of operations for the nine months ended September 30, 2019.
Constant Currency
Currency impacts on consolidated and segment results have been derived by translating current period financial results in local currency using the average exchange rate for the prior period to which the financial information is being compared. We believe providing constant currency information provides valuable supplemental information regarding our results of operations, consistent with how we evaluate our performance.
Results of Operations
The following is management’s discussion and analysis of the financial condition and results of operations for the three and nine months ended September 30, 2019 as compared to the corresponding period in the prior year.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

	Three Months Ended				Favorable (unfavorable)	% Change	Impact of currency (1)
(in millions)	September 30, 2019		September 30, 2018
Net sales	$2,387.3	100.0%	$2,130.7	100.0%	$256.6	12.0%	(1.0)%
Cost of goods sold (exclusive of depreciation)	1,842.4	77.2%	1,662.0	78.0%	(180.4)	10.9%	0.9%
Operating expenses:
Outbound freight and handling	96.8	4.1%	82.7	3.9%	(14.1)	17.0%	1.1%
Warehousing, selling and administrative	269.2	11.3%	229.0	10.7%	(40.2)	17.6%	0.9%
Other operating expenses, net	30.2	1.3%	12.4	0.6%	(17.8)	143.5%	—%
Depreciation	41.6	1.7%	31.5	1.5%	(10.1)	32.1%	0.9%
Amortization	12.1	0.5%	13.5	0.6%	1.4	(10.4)%	0.8%
Impairment charges	7.0	0.3%	—	—%	(7.0)	100.0%	—%
Total operating expenses	$456.9	19.1%	$369.1	17.3%	$(87.8)	23.8%	0.9%
Operating income	$88.0	3.7%	$99.6	4.7%	$(11.6)	(11.6)%	(1.1)%
Other (expense) income:
Interest income	0.6	—%	0.6	—%	—	—%	—%
Interest expense	(37.4)	(1.6)%	(32.8)	(1.5)%	(4.6)	14.0%	0.3%
Other (expense) income, net	(5.5)	(0.2)%	2.5	0.1%	(8.0)	N/M	—%
Total other expense	$(42.3)	(1.8)%	$(29.7)	(1.4)%	$(12.6)	42.4%	0.4%
Income before income taxes	45.7	1.9%	69.9	3.3%	(24.2)	(34.6)%	(1.4)%
Income tax expense	43.2	1.8%	20.3	1.0%	(22.9)	112.8%	1.0%
Net income	$2.5	0.1%	$49.6	2.3%	$(47.1)	(95.0)%	(1.5)%

(1)	Foreign currency translation is included in the percentage change. Unfavorable impacts from foreign currency translation are designated with parentheses.
Net sales
Net sales were $2,387.3 million for the three months ended September 30, 2019, an increase of $256.6 million, or 12.0%, from the three months ended September 30, 2018. Net sales increased from the February 2019 Nexeo acquisition in USA, Canada and LATAM. On a constant currency basis, net sales decreased due to lower sales volumes in USA, EMEA and Canada as well as from changes in sales pricing and product mix in all segments for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Refer to the “Analysis of Segment Results” for the three months ended September 30, 2019 discussion for additional information.
Gross profit (exclusive of depreciation)
Gross profit (exclusive of depreciation) increased $76.2 million, or 16.3%, to $544.9 million for the three months ended September 30, 2019. The increase in gross profit (exclusive of depreciation) is attributable to higher average selling prices resulting from changes in market and product mix. The increase in gross profit (exclusive of depreciation) from acquisitions was attributable to the February 2019 Nexeo acquisition in the USA, Canada and LATAM segments. Included in gross profit (exclusive of depreciation) is a $5.3 million charge in the USA related to the inventory fair value step-up adjustment resulting from our February 2019 Nexeo acquisition. Excluding this impact gross profit (exclusive of depreciation) increased $81.5 million, or 17.4%, to $550.2 million for the three months ended September 30, 2019. Refer to the “Analysis of Segment Results” for the three months ended September 30, 2019 discussion for additional information.
Outbound freight and handling
Outbound freight and handling expenses increased $14.1 million, or 17.0%, to $96.8 million for the three months ended September 30, 2019. On a constant currency basis, outbound freight and handling expenses increased $15.0 million, or 18.1%, primarily due to the February 2019 Nexeo acquisition, partially offset by lower sales volumes. Refer to the “Analysis of Segment Results” for the three months ended September 30, 2019 discussion for additional information.

Warehousing, selling and administrative
Warehousing, selling and administrative expenses increased $40.2 million, or 17.6%, to $269.2 million for the three months ended September 30, 2019. On a constant currency basis, the $42.4 million increase is primarily due to incremental expenses from the February 2019 Nexeo acquisition. These costs were partially offset by cost containment efforts across all of our segments. Refer to the “Analysis of Segment Results” for the three months ended September 30, 2019 discussion for additional information.
Other operating expenses, net
Other operating expenses, net increased $17.8 million from $12.4 million for the three months ended September 30, 2018 to $30.2 million for the three months ended September 30, 2019. The increase was primarily due to higher acquisition and integration related expenses, higher stock-based compensation, higher other facility exit costs and higher other employee termination costs in connection with the February 2019 Nexeo acquisition. Refer to “Note 6: Other operating expenses, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Depreciation and amortization
Depreciation expense increased $10.1 million, or 32.1%, to $41.6 million for the three months ended September 30, 2019. On a constant currency basis, the $10.4 million increase was primarily due to the February 2019 Nexeo acquisition.
Amortization expense decreased $1.4 million, or 10.4%, to $12.1 million for the three months ended September 30, 2019. On a constant currency basis, the decrease of $1.3 million was primarily attributable to fair value adjustments associated with the February 2019 Nexeo acquisition.
Impairment charges
Impairment charges of $7.0 million were recorded in the three months ended September 30, 2019 related to property, plant and equipment in connection with the announced closure of certain production facilities. Refer to “Note 14: Supplemental balance sheet information” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Interest expense
Interest expense increased $4.6 million, or 14.0%, to $37.4 million for the three months ended September 30, 2019 due to higher average outstanding borrowings in connection with the February 2019 Nexeo acquisition. Refer to “Note 13: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other (expense) income, net
Other (expense) income, net changed $8.0 million, from an income of $2.5 million for the three months ended September 30, 2018 to an expense of $5.5 million for the three months ended September 30, 2019. The increase was primarily related to losses on undesignated foreign currency derivative instruments. Refer to “Note 8: Other (expense) income, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Income tax expense
Income tax expense was $43.2 million for the three months ended September 30, 2019, resulting in an effective income tax rate of 94.5%. A discrete tax expense of $9.1 million was included in the $43.2 million tax expense. The Company’s effective income tax rate for the three months ended September 30, 2019, without the discrete items was 74.6%, higher than the US federal statutory rate of 21.0%. This is primarily due to the impact of non-deductible Nexeo related acquisition and integration costs, along with state taxes, foreign rate differential, non-deductible compensation and other expenses, and an increase in the valuation allowance on certain tax attributes. The discrete tax expense of $9.1 million is attributable to the indirect effects of the Nexeo Plastics sale, the US return to provision adjustment, an increase in valuation allowance on tax attributes and various other items.
Income tax expense was $20.3 million for the three months ended September 30, 2018, resulting in an effective income tax rate of 29.0%. The Company’s effective income tax rate for three months ended September 30, 2018 was higher than the US federal statutory rate of 21.0%, primarily due to the addition of state taxes and the higher tax rates incurred on the company's earnings outside the US. These increases in the effective income tax rate were partially offset by the release of valuation allowances on certain tax attributes.
Results of Reportable Business Segments
The Company’s operations are structured into four operating segments that represent the geographic areas under which we operate and manage our business. Management believes Adjusted EBITDA is an important measure of operating performance, which is used as the primary basis for the chief operating decision maker to evaluate the performance of each of our reportable segments. We believe certain other financial measures that are not calculated in accordance with US GAAP provide relevant and meaningful information concerning the ongoing operating results of the Company. These financial measures include gross profit (exclusive of depreciation), adjusted gross profit (exclusive of depreciation), gross margin and adjusted gross margin. Such non-GAAP financial measures are used from time to time herein but should not be viewed as a substitute for GAAP measures of performance. See “Note 20: Segments” to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q and “Analysis of Segment Results” within this Item for additional information.
Analysis of Segment Results
Our financial results by operating segment and in aggregate is summarized in the following tables:

(in millions)	USA	Canada	EMEA	LATAM	Other/ Eliminations (1)	Consolidated
	Three months ended September 30, 2019
Net sales:
External customers	$1,562.1	$283.0	$425.0	$117.2	$—	$2,387.3
Inter-segment	29.5	1.7	0.6	—	(31.8)	—
Total net sales	$1,591.6	$284.7	$425.6	$117.2	$(31.8)	$2,387.3
Cost of goods sold (exclusive of depreciation)	$1,225.5	$228.9	$327.4	$92.4	$(31.8)	$1,842.4
Inventory step-up adjustment (2)	5.3	—	—	—	—	5.3
Outbound freight and handling	69.7	10.5	14.3	2.3	—	96.8
Warehousing, selling and administrative	174.1	23.1	52.0	12.3	7.7	269.2
Adjusted EBITDA (3)	$127.6	$22.2	$31.9	$10.2	$(7.7)	$184.2

(in millions)	USA	Canada	EMEA	LATAM	Other/ Eliminations (1)	Consolidated
	Three months ended September 30, 2019
Gross profit (exclusive of depreciation):
Net sales	$1,591.6	$284.7	$425.6	$117.2	$(31.8)	$2,387.3
Cost of goods sold (exclusive of depreciation)	1,225.5	228.9	327.4	92.4	(31.8)	1,842.4
Gross profit (exclusive of depreciation)	$366.1	$55.8	$98.2	$24.8	$—	$544.9
Inventory step-up adjustment (2)	5.3	—	—	—	—	5.3
Adjusted gross profit (exclusive of depreciation) (2)	$371.4	$55.8	$98.2	$24.8	$—	$550.2

(in millions)	USA	Canada	EMEA	LATAM	Other/ Eliminations (1)	Consolidated
	Three months ended September 30, 2018
Net sales:
External customers	$1,285.3	$273.5	$472.4	$99.5	$—	$2,130.7
Inter-segment	28.6	3.0	0.9	0.1	(32.6)	—
Total net sales	$1,313.9	$276.5	$473.3	$99.6	$(32.6)	$2,130.7
Cost of goods sold (exclusive of depreciation)	$1,023.5	$227.8	$365.4	$77.9	$(32.6)	$1,662.0
Inventory step-up adjustment	—	—	—	—	—	—
Outbound freight and handling	56.1	10.1	14.6	1.9	—	82.7
Warehousing, selling and administrative	134.9	19.4	57.7	10.7	6.3	229.0
Adjusted EBITDA (3)	$99.4	$19.2	$35.6	$9.1	$(6.3)	$157.0

(in millions)	USA	Canada	EMEA	LATAM	Other/ Eliminations (1)	Consolidated
	Three months ended September 30, 2018
Gross profit (exclusive of depreciation):
Net sales	$1,313.9	$276.5	$473.3	$99.6	$(32.6)	$2,130.7
Cost of goods sold (exclusive of depreciation)	1,023.5	227.8	365.4	77.9	(32.6)	1,662.0
Gross profit (exclusive of depreciation)	$290.4	$48.7	$107.9	$21.7	$—	$468.7
Inventory step-up adjustment	—	—	—	—	—	—
Adjusted gross profit (exclusive of depreciation)	$290.4	$48.7	$107.9	$21.7	$—	$468.7

(1)
Other/Eliminations represents the elimination of intersegment transactions as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.

(2)
See definition of adjusted gross profit (exclusive of depreciation) at the end of this Item under “Non-GAAP Financial Measures.” Adjusted gross profit (exclusive of depreciation) excludes the inventory fair value step-up adjustment resulting from our February 2019 Nexeo acquisition in the USA segment. Adjusted gross profit (exclusive of depreciation) is equal to gross profit (exclusive of depreciation) for EMEA, Canada and LATAM segments.

(3)
See “Note 20: Segments” in our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for the definition of Adjusted EBITDA and a reconciliation of consolidated net income to Adjusted EBITDA.

USA
External sales in the USA segment were $1,562.1 million, an increase of $276.8 million, or 21.5%, for the three months ended September 30, 2019. The increase in external net sales was primarily related to the February 2019 Nexeo acquisition partially offset by lower sales volumes attributable to soft market demand across most end markets.
For the three months ended September 30, 2019, gross profit (exclusive of depreciation) increased $75.7 million, or 26.1%, to $366.1 million. The increase in gross profit (exclusive of depreciation) was primarily related to the February 2019 Nexeo acquisition and favorable changes in sales pricing and product mix partially offset by lower sales volumes. Excluding the $5.3 million impact related to the inventory fair value step-up adjustment resulting from our February 2019 Nexeo acquisition, adjusted gross profit (exclusive of depreciation) increased $81.0 million, or 27.9%, to $371.4 million. Both gross margin and adjusted gross margin increased during the three months ended September 30, 2019 due to favorable changes in product and end market mix.
Outbound freight and handling expenses increased $13.6 million, or 24.2%, to $69.7 million for the three months ended September 30, 2019 primarily due to the February 2019 Nexeo acquisition, partially offset by lower sales volumes.
Warehousing, selling and administrative expenses increased $39.2 million, or 29.1%, to $174.1 million for the three months ended September 30, 2019 primarily due to incremental expenses from the February 2019 Nexeo acquisition partially offset by strong cost containment. Warehousing, selling and administrative expenses as a percentage of external sales increased from 10.5% for the three months ended September 30, 2018 to 11.1% for the three months ended September 30, 2019.

Adjusted EBITDA increased by $28.2 million, or 28.4%, to $127.6 million for the three months ended September 30, 2019 primarily as a result of higher gross profit (exclusive of depreciation) which offset the effect of higher outbound freight and handling expenses and higher operating expenses. Adjusted EBITDA margin increased from 7.7% in the three months ended September 30, 2018 to 8.2% for the three months ended September 30, 2019 primarily as a result of higher gross margin.
Canada
External sales in the Canada segment were $283.0 million, an increase of $9.5 million, or 3.5%, for the three months ended September 30, 2019. On a constant currency basis, external net sales increased $11.0 million, or 4.0%, primarily related to the February 2019 Nexeo acquisition along with contributions from the core industrial chemical business and certain commodity products. The increase was partially offset by lower demand from Canada’s energy sector and lower average selling prices due to changes in market and product mix.
Gross profit (exclusive of depreciation) increased $7.1 million, or 14.6%, to $55.8 million for the three months ended September 30, 2019. On a constant currency basis, gross profit (exclusive of depreciation) increased $7.5 million, or 15.4%, primarily due to favorable product and market mix, contributions from the February 2019 Nexeo acquisition, partially offset by lower sales volumes in agriculture. Gross margin increased 1.9% to 19.7% for the three months ended September 30, 2019 as a result of higher margins on certain commodity chemicals.
Outbound freight and handling expenses increased $0.4 million, or 4.0%, to $10.5 million for the three months ended September 30, 2019 primarily due to the February 2019 Nexeo acquisition, partially offset by lower sales volumes.
Warehousing, selling and administrative expenses increased by $3.7 million, or 19.1%, to $23.1 million for the three months ended September 30, 2019. Operating expenses as a percentage of external sales increased from 7.1% for the three months ended September 30, 2018 to 8.2% for the three months ended September 30, 2019 primarily due to incremental expenses from the February 2019 Nexeo acquisition as well as lower variable compensation cost in the prior year. On a constant currency basis, warehousing, selling and administrative expenses increased $4.0 million, or 20.6%.
Adjusted EBITDA increased by $3.0 million, or 15.6%, to $22.2 million for the three months ended September 30, 2019. On a constant currency basis, Adjusted EBITDA increased $2.9 million, or 15.1%. Adjusted EBITDA margin increased from 7.0% for the three months ended September 30, 2018 to 7.8% for the three months ended September 30, 2019 primarily as a result of higher gross margin.
EMEA
External sales in the EMEA segment were $425.0 million, a decrease of $47.4 million, or 10.0%, for the three months ended September 30, 2019. On a constant currency basis, external net sales decreased $31.0 million, or 6.6%, primarily due to lower sales volumes attributable to soft demand.
Gross profit (exclusive of depreciation) decreased $9.7 million, or 9.0%, to $98.2 million in the three months ended September 30, 2019. On a constant currency basis, gross profit (exclusive of depreciation) decreased $5.9 million, or 5.5%, from lower sales volumes, partially offset by higher average selling prices. Gross margin increased from 22.8% for the three months ended September 30, 2018 to 23.1% for the three months ended September 30, 2019 primarily due to the favorable changes in product and market mix and margin management initiatives.
Outbound freight and handling expenses decreased $0.3 million, or 2.1%, to $14.3 million, primarily due to lower sales volumes.
Warehousing, selling and administrative expenses decreased $5.7 million, or 9.9%, to $52.0 million for the three months ended September 30, 2019, and remained flat as a percentage of external sales at 12.2% when comparing the three months ended September 30, 2018 to the three months ended September 30, 2019. On a constant currency basis, warehousing, selling and administrative expenses decreased $3.7 million, or 6.4%, which was primarily due to lower variable compensation cost.
Adjusted EBITDA decreased by $3.7 million, or 10.4%, to $31.9 million for the three months ended September 30, 2019. On a constant currency basis, Adjusted EBITDA decreased $2.5 million, or 7.0% attributable to soft demand. For the three months ended September 30, 2019, the pharmaceutical finished goods product line represented approximately 23% of Adjusted EBITDA in the EMEA segment declining from prior year due to increased market pressures. Adjusted EBITDA margin remained flat at 7.5% when comparing the three months ended September 30, 2018 to the three months ended September 30, 2019.

LATAM
External sales in the LATAM segment were $117.2 million, an increase of $17.7 million, or 17.8%, for the three months ended September 30, 2019. On a constant currency basis, external net sales increased $19.7 million, or 19.8%, primarily due to higher sales volumes in all regions and the February 2019 Nexeo acquisition.
Gross profit (exclusive of depreciation) increased $3.1 million, or 14.3%, to $24.8 million for the three months ended September 30, 2019. On a constant currency basis, gross profit (exclusive of depreciation) increased $3.6 million, or 16.6%, due to higher sales volumes in all regions and due to the February 2019 Nexeo acquisition. Gross margin decreased from 21.8% for the three months ended September 30, 2018 to 21.2% for the three months ended September 30, 2019.
Outbound freight and handling expenses increased $0.4 million, or 21.1%, to $2.3 million for the three months ended September 30, 2019 compared to September 30, 2018 primarily due to higher sales volumes.
Warehousing, selling and administrative expenses increased $1.6 million, or 15.0%, to $12.3 million for the three months ended September 30, 2019 and decreased as a percentage of external sales from 10.8% when comparing the three months ended September 30, 2018 to 10.5% for the three months ended September 30, 2019. On a constant currency basis, warehousing, selling and administrative expenses increased $1.8 million, or 16.8%, primarily due to incremental expenses from the February 2019 Nexeo acquisition partially offset by strong cost control.
Adjusted EBITDA increased by $1.1 million, or 12.1%, to $10.2 million for the three months ended September 30, 2019. On a constant currency basis, Adjusted EBITDA increased $1.3 million, or 14.3%, primarily due to increased gross profit (exclusive of depreciation). Adjusted EBITDA margin decreased from 9.1% for the three months ended September 30, 2018 to 8.7% for the three months ended September 30, 2019.

Results of Operations
The following tables set forth, for the periods indicated, certain statements of operations data first on the basis of reported data and then as a percentage of total net sales for the relevant period.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

	Nine Months Ended				Favorable (unfavorable)	% Change	Impact of currency (1)
(in millions)	September 30, 2019		September 30, 2018
Net sales	$7,131.9	100.0%	$6,661.3	100.0%	$470.6	7.1%	(2.0)%
Cost of goods sold (exclusive of depreciation)	5,513.3	77.3%	5,205.5	78.1%	(307.8)	5.9%	2.0%
Operating expenses:
Outbound freight and handling	275.1	3.9%	248.5	3.7%	(26.6)	10.7%	1.7%
Warehousing, selling and administrative	803.4	11.3%	710.9	10.7%	(92.5)	13.0%	12.7%
Other operating expenses, net	258.8	3.6%	37.0	0.6%	(221.8)	599.5%	0.8%
Depreciation	114.5	1.6%	93.8	1.4%	(20.7)	22.1%	1.6%
Amortization	45.1	0.6%	40.7	0.6%	(4.4)	10.8%	1.5%
Impairment charges	7.0	0.1%	—	—%	(7.0)	100.0%	—%
Total operating expenses	$1,503.9	21.1%	$1,130.9	17.0%	$(373.0)	33.0%	1.8%
Operating income	$114.7	1.6%	$324.9	4.9%	$(210.2)	(64.7)%	(2.7)%
Other (expense) income:
Interest income	2.3	—%	2.7	—%	(0.4)	(14.8)%	(7.4)%
Interest expense	(111.2)	(1.6)%	(101.8)	(1.5)%	(9.4)	9.2%	0.5%
Loss on extinguishment of debt	(0.7)	—%	—	—%	(0.7)	100.0%	—%
Other (expense) income, net	(17.2)	(0.2)%	3.0	—%	(20.2)	N/M	16.7%
Total other expense	$(126.8)	(1.8)%	$(96.1)	(1.4)%	$(30.7)	31.9%	0.9%
(Loss) income from continuing operations before income taxes	(12.1)	(0.2)%	228.8	3.4%	(240.9)	N/M	(3.5)%
Income tax expense from continuing operations	38.4	0.5%	57.7	0.9%	19.3	(33.4)%	2.7%
Net (loss) income from continuing operations	$(50.5)	(0.7)%	$171.1	2.6%	$(221.6)	N/M	(3.7)%
Net income from discontinued operations	$5.4	0.1%	$—	—%	$5.4	100.0%	—%
Net (loss) income	$(45.1)	(0.6)%	$171.1	2.6%	$(216.2)	N/M	(3.8)%

(1)	Foreign currency translation is included in the percentage change. Unfavorable impacts from foreign currency translation are designated with parentheses.
Net sales
Net sales were $7,131.9 million for the nine months ended September 30, 2019, an increase of $470.6 million, or 7.1%, from the nine months ended September 30, 2018. On a constant currency basis, net sales increased from the February 2019 Nexeo acquisition in USA, Canada and LATAM and the May 2018 Earthoil acquisition in EMEA. The increase was partially offset by lower sales volumes in USA, Canada and EMEA and by unfavorable changes in sales pricing and product mix in USA, Canada and LATAM for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Refer to the “Analysis of Segment Results” for the nine months ended September 30, 2019 discussion for additional information.
Gross profit (exclusive of depreciation)
Gross profit (exclusive of depreciation) increased $162.8 million, or 11.2%, to $1,618.6 million for the nine months ended September 30, 2019. The increase in gross profit (exclusive of depreciation) is attributable to changes in market and product mix and sales force execution. The increase in gross profit (exclusive of depreciation) from acquisitions was attributable to the February 2019 Nexeo acquisition in USA, Canada and LATAM segments and the May 2018 Earthoil acquisition in EMEA. Included in gross profit (exclusive of depreciation) is a $5.3 million charge in USA related to the inventory fair value step-up adjustment resulting from our February 2019 Nexeo acquisition. Excluding this impact gross profit (exclusive of depreciation) increased

$168.1 million, or 11.5%, to 1,623.9 million for the nine months ended September 30, 2019. Refer to the “Analysis of Segment Results” for the nine months ended September 30, 2019 discussion for additional information.
Outbound freight and handling
Outbound freight and handling expenses increased $26.6 million, or 10.7%, to $275.1 million for the nine months ended September 30, 2019. On a constant currency basis, outbound freight and handling expenses increased $30.7 million, or 12.4%, primarily due to the February 2019 Nexeo acquisition as well as overall higher costs to deliver, partially offset by lower sales volumes. Refer to the “Analysis of Segment Results” for the nine months ended September 30, 2019 discussion for additional information.
Warehousing, selling and administrative
Warehousing, selling and administrative expenses increased $92.5 million, or 13.0%, to $803.4 million for the nine months ended September 30, 2019. On a constant currency basis, the $107.1 million increase is primarily due to incremental expenses from the February 2019 Nexeo acquisition and higher environmental remediation expenses. These costs were partially offset by cost containment efforts across all of our segments. Refer to the “Analysis of Segment Results” for the nine months ended September 30, 2019 discussion for additional information.
Other operating expenses, net
Other operating expenses, net increased $221.8 million from $37.0 million for the nine months ended September 30, 2018 to $258.8 million for the nine months ended September 30, 2019. The increase was primarily due to higher acquisition and integration related expenses, expenses related to the saccharin legal settlement, higher other facility exit costs and higher other employee termination costs in connection with the February 2019 Nexeo acquisition. Refer to “Note 6: Other operating expenses, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Depreciation and amortization
Depreciation expense increased $20.7 million, or 22.1%, to $114.5 million for the nine months ended September 30, 2019. On a constant currency basis, the $22.2 million increase was primarily due to the February 2019 Nexeo acquisition.
Amortization expense increased $4.4 million, or 10.8%, to $45.1 million for the nine months ended September 30, 2019. On a constant currency basis, the increase of $5.0 million was primarily attributable to the February 2019 Nexeo acquisition.
Impairment charges
Impairment charges of $7.0 million were recorded in the nine months ended September 30, 2019 related to property, plant and equipment in connection with the announced closure of certain production facilities. Refer to “Note 14: Supplemental balance sheet information” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Interest expense
Interest expense increased $9.4 million, or 9.2%, to $111.2 million for the nine months ended September 30, 2019 due to higher average outstanding borrowings in connection with the February 2019 Nexeo acquisition and increases in interest rates. Refer to “Note 13: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Loss on extinguishment of debt
Loss on extinguishment of debt included $0.7 million for the nine months ended September 30, 2019 due to February 2019 amendment resulting in the New Senior ABL Facility.
Other (expense) income, net
Other (expense) income, net changed $20.2 million, from an income of $3.0 million for the nine months ended September 30, 2018 to an expense of $17.2 million for the nine months ended September 30, 2019. The change was primarily related to losses on undesignated foreign currency derivative instruments, mark-to-market losses on interest rate swaps as well as the reduction in non-operating pension income. The change was partially offset by foreign currency denominated loan revaluation gains. Refer to “Note 8: Other (expense) income, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.

Income tax expense from continuing operations
Income tax expense was $38.4 million for the nine months ended September 30, 2019, resulting in an effective income tax rate of (317.4)%. A discrete tax benefit of $4.9 million was included in the $38.4 million tax expense. The Company’s effective income tax rate for the nine months ended September 30, 2019, without the discrete items was 68.4%, higher than the US federal statutory rate of 21.0%. This is primarily due to the impact of the non-deductible Nexeo related acquisition and integration costs, along with state taxes, foreign rate differential, non-deductible expenses, and an increase in the valuation allowance on certain tax attributes. The nine months ended September 30, 2019 discrete tax benefit of $4.9 million is attributable to the indirect effects of the Nexeo Plastics sale offset by the US return to provision adjustment, an increase in valuation allowance on tax attributes and various other items.
Income tax expense was $57.7 million for the nine months ended September 30, 2018, resulting in an effective income tax rate of 25.2%. The Company’s effective income tax rate for the nine months ended September 30, 2018 was higher than the US federal statutory rate of 21.0%, primarily due to the addition of state taxes and the higher tax rates incurred on the Company’s earnings outside the US, including the net impact of the 2017 US Tax Cuts and Jobs Act on foreign net earnings. These increases in the effective tax rate were partially offset by the release of valuation allowances on certain tax attributes. Included in the $57.7 million of tax expense for September 30, 2018 was a $7.4 million benefit related to the release of valuation allowance on a foreign tax attribute, a $2.7 million benefit in recognition of previously unrecognized tax benefits due to the statute of limitation expiration and a $6.3 million expense related to return to provision adjustments.
Net income from discontinued operations
Net income from discontinued operations was $5.4 million during the nine months ended September 30, 2019. Discontinued operations for 2019 represents the Nexeo plastics distribution business.
Analysis of Segment Results
Our financial results by operating segment and in aggregate is summarized in the following tables:

(in millions)	USA	Canada	EMEA	LATAM	Other/ Eliminations (1)	Consolidated
	Nine months ended September 30, 2019
Net sales:
External customers	$4,474.6	$961.6	$1,366.6	$329.1	$—	$7,131.9
Inter-segment	77.8	4.5	2.6	—	(84.9)	—
Total net sales	$4,552.4	$966.1	$1,369.2	$329.1	$(84.9)	$7,131.9
Cost of goods sold (exclusive of depreciation)	$3,504.9	$788.3	$1,044.6	$260.4	$(84.9)	$5,513.3
Inventory step-up adjustment (2)	5.3	—	—	—	—	5.3
Outbound freight and handling	191.7	31.8	44.8	6.8	—	275.1
Warehousing, selling and administrative	508.8	68.3	167.6	36.6	22.1	803.4
Adjusted EBITDA (3)	$352.3	$77.7	$112.2	$25.3	$(22.1)	$545.4

(in millions)	USA	Canada	EMEA	LATAM	Other/ Eliminations (1)	Consolidated
	Nine months ended September 30, 2019
Gross profit (exclusive of depreciation):
Net sales	$4,552.4	$966.1	$1,369.2	$329.1	$(84.9)	$7,131.9
Cost of goods sold (exclusive of depreciation)	3,504.9	788.3	1,044.6	260.4	(84.9)	5,513.3
Gross profit (exclusive of depreciation)	$1,047.5	$177.8	$324.6	$68.7	$—	$1,618.6
Inventory step-up adjustment (2)	5.3	—	—	—	—	5.3
Adjusted gross profit (exclusive of depreciation) (2)	$1,052.8	$177.8	$324.6	$68.7	$—	$1,623.9

(in millions)	USA	Canada	EMEA	LATAM	Other/ Eliminations (1)	Consolidated
	Nine months ended September 30, 2018
Net sales:
External customers	$3,799.5	$1,037.8	$1,522.9	$301.1	$—	$6,661.3
Inter-segment	101.6	7.2	3.5	0.2	(112.5)	—
Total net sales	$3,901.1	$1,045.0	$1,526.4	$301.3	$(112.5)	$6,661.3
Cost of goods sold (exclusive of depreciation)	$3,041.0	$865.0	$1,176.3	$235.7	$(112.5)	$5,205.5
Inventory step-up adjustment	—	—	—	—	—	—
Outbound freight and handling	162.7	32.5	47.4	5.9	—	248.5
Warehousing, selling and administrative	409.6	64.2	182.3	33.7	21.1	710.9
Adjusted EBITDA (3)	$287.8	$83.3	$120.4	$26.0	$(21.1)	$496.4

(in millions)	USA	Canada	EMEA	LATAM	Other/ Eliminations (1)	Consolidated
	Nine months ended September 30, 2018
Gross profit (exclusive of depreciation):
Net sales	$3,901.1	$1,045.0	$1,526.4	$301.3	$(112.5)	$6,661.3
Cost of goods sold (exclusive of depreciation)	3,041.0	865.0	1,176.3	235.7	(112.5)	5,205.5
Gross profit (exclusive of depreciation)	$860.1	$180.0	$350.1	$65.6	$—	$1,455.8
Inventory step-up adjustment	—	—	—	—	—	—
Adjusted gross profit (exclusive of depreciation)	$860.1	$180.0	$350.1	$65.6	$—	$1,455.8

(1)
Other/Eliminations represents the elimination of intersegment transactions as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.

(2)
See definition of adjusted gross profit (exclusive of depreciation) at the end of this Item under “Non-GAAP Financial Measures.” Adjusted gross profit (exclusive of depreciation) excludes the inventory fair value step-up adjustment resulting from our February 2019 Nexeo acquisition in the USA segment. Adjusted gross profit (exclusive of depreciation) is equal to gross profit (exclusive of depreciation) for EMEA, Canada and LATAM segments.

(3)
See “Note 20: Segments” in our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for the definition of Adjusted EBITDA and a reconciliation of consolidated net (loss) income to Adjusted EBITDA.

USA
External sales in the USA segment were $4,474.6 million, an increase of $675.1 million, or 17.8%, for the nine months ended September 30, 2019. External sales increased primarily due to the February 2019 Nexeo acquisition, partially offset by lower sales volumes attributable to soft demand.
For the nine months ended September 30, 2019, gross profit (exclusive of depreciation) increased $187.4 million, or 21.8%, to $1,047.5 million. Gross profit (exclusive of depreciation) increased due to the February 2019 Nexeo acquisition and due to favorable changes in pricing and product mix, partially offset by lower sales volumes. Excluding the $5.3 million impact related to the inventory fair value step-up adjustment resulting from our February 2019 Nexeo acquisition, adjusted gross profit (exclusive of depreciation) increased $192.7 million, or 22.4%, to $1,052.8 million. Both gross margin and adjusted gross margin increased during the nine months ended September 30, 2019 due to the beneficial impact of product mix, sales force execution and margin management efforts.
Outbound freight and handling expenses increased $29.0 million, or 17.8%, to $191.7 million for the nine months ended September 30, 2019 primarily due to the February 2019 Nexeo acquisition as well as overall higher costs to deliver, partially offset by lower sales volumes.

Warehousing, selling and administrative expenses increased $99.2 million, or 24.2%, to $508.8 million for the nine months ended September 30, 2019 primarily due to incremental expenses from the February 2019 Nexeo acquisition. The increase was also attributable to higher environmental remediation expense partially offset by strong cost containment. Warehousing, selling and administrative expenses as a percentage of external sales increased from 10.8% for the nine months ended September 30, 2018 to 11.4% for the nine months ended September 30, 2019.
Adjusted EBITDA increased by $64.5 million, or 22.4%, to $352.3 million for the nine months ended September 30, 2019 primarily as a result of higher gross profit (exclusive of depreciation) which offset the effect of higher outbound freight and handling expenses and higher operating expenses. Adjusted EBITDA margin increased from 7.6% in the nine months ended September 30, 2018 to 7.9% for the nine months ended September 30, 2019 primarily as a result of higher gross margin.
Canada
External sales in the Canada segment were $961.6 million, a decrease of $76.2 million, or 7.3%, for the nine months ended September 30, 2019. On a constant currency basis, external net sales decreased $45.0 million, or 4.3%, primarily due to lower sales volumes attributable to the weather-impacted agriculture market as well as lower demand from Canada's energy sector. The decrease also resulted from lower average selling prices due to changes in market and product mix partially offset by the increase due to the February 2019 Nexeo acquisition.
Gross profit (exclusive of depreciation) decreased $2.2 million, or 1.2%, to $177.8 million for the nine months ended September 30, 2019. On a constant currency basis, gross profit (exclusive of depreciation) increased $3.5 million, or 1.9%, due to contributions from the February 2019 Nexeo acquisition partially offset by lower sales volumes in agriculture. Gross margin increased 1.1% to 18.5% for the nine months ended September 30, 2019 as a result of higher margins on certain commodity chemicals.
Outbound freight and handling expenses decreased $0.7 million, or 2.2%, to $31.8 million for the nine months ended September 30, 2019 due to lower sales volumes.
Warehousing, selling and administrative expenses increased by $4.1 million, or 6.4%, to $68.3 million for the nine months ended September 30, 2019. Warehousing, selling and administrative expenses as a percentage of external sales increased from 6.2% for the nine months ended September 30, 2018 to 7.1% for the nine months ended September 30, 2019 primarily due to incremental expenses from the February 2019 Nexeo acquisition. On a constant currency basis, warehousing, selling and administrative expenses increased $6.4 million, or 10.0%.
Adjusted EBITDA decreased by $5.6 million, or 6.7%, to $77.7 million for the nine months ended September 30, 2019. On a constant currency basis, Adjusted EBITDA decreased $3.3 million, or 4.0%, primarily due to lower demand in the agriculture and energy sector. Adjusted EBITDA margin increased from 8.0% for the nine months ended September 30, 2018 to 8.1% for the nine months ended September 30, 2019 primarily as a result of higher margins on certain commodity chemicals.
EMEA
External sales in the EMEA segment were $1,366.6 million, a decrease of $156.3 million, or 10.3%, for the nine months ended September 30, 2019. On a constant currency basis, external net sales decreased $64.7 million, or 4.2%, primarily due to lower sales volumes attributable to soft demand, partially offset by higher average selling prices due to favorable mix improvement as well as incremental sales from the May 2018 Earthoil acquisition.
Gross profit (exclusive of depreciation) decreased $25.5 million, or 7.3%, to $324.6 million in the nine months ended September 30, 2019. On a constant currency basis, gross profit (exclusive of depreciation) increased $4.3 million, or 1.2%, from higher average selling prices attributable to favorable product mix as well as from the May 2018 Earthoil acquisition partially offset by lower sales volumes. Gross margin increased from 23.0% for the nine months ended September 30, 2018 to 23.8% for the nine months ended September 30, 2019 primarily due to the favorable change in product mix and margin management initiatives.
Outbound freight and handling expenses decreased $2.6 million, or 5.5%, to $44.8 million. On a constant currency basis, outbound freight and handling expenses remained flat.
Warehousing, selling and administrative expenses decreased $14.7 million, or 8.1%, to $167.6 million for the nine months ended September 30, 2019, and increased as a percentage of external sales by 0.3% to 12.3% for the nine months ended September 30, 2019. On a constant currency basis, warehousing, selling and administrative expenses decreased $3.8 million, or 2.1%.
Adjusted EBITDA decreased by $8.2 million, or 6.8%, to $112.2 million for the nine months ended September 30, 2019. On a constant currency basis, Adjusted EBITDA decreased $0.7 million, or 0.6%, primarily due to soft demand partially offset by effective cost containment. For the nine months ended September 30, 2019, the pharmaceutical finished goods product line represented approximately 27% of Adjusted EBITDA in the EMEA segment declining from prior year due to increased market pressures. Adjusted EBITDA margin increased from 7.9% for the nine months ended September 30, 2018 to 8.2% for the nine months ended September 30, 2019.
LATAM
External sales in the LATAM segment were $329.1 million, an increase of $28.0 million, or 9.3%, for the nine months ended September 30, 2019. On a constant currency basis, external sales increased $39.6 million, or 13.2%, primarily due to the February 2019 Nexeo acquisition along with contributions from Mexico’s energy markets and the Brazilian agriculture sector.
Gross profit (exclusive of depreciation) increased $3.1 million, or 4.7%, to $68.7 million in the nine months ended September 30, 2019. On a constant currency basis, gross profit (exclusive of depreciation) increased $6.0 million, or 9.1%, primarily due to the February 2019 Nexeo acquisition partially offset by lower average selling prices resulting from a highly competitive market due to lower demand. Gross margin decreased from 21.8% for the nine months ended September 30, 2018 to 20.9% for the nine months ended September 30, 2019.
Outbound freight and handling expenses increased $0.9 million, or 15.3%, to $6.8 million for the nine months ended September 30, 2019 compared to September 30, 2018 primarily due to incremental expenses from the February 2019 Nexeo acquisition and higher sales volumes.
Warehousing, selling and administrative expenses increased $2.9 million, or 8.6%, to $36.6 million for the nine months ended September 30, 2019 and decreased as a percentage of external sales from 11.2% when comparing the nine months ended September 30, 2018 to 11.1% for the nine months ended September 30, 2019. On a constant currency basis, warehousing, selling and administrative expenses increased $4.4 million, or 13.1%, primarily due to incremental expenses from the February 2019 Nexeo acquisition partially offset by strong cost control.
Adjusted EBITDA decreased by $0.7 million, or 2.7%, to $25.3 million for the nine months ended September 30, 2019. On a constant currency basis, Adjusted EBITDA increased $0.5 million, or 1.9%, primarily as a result of higher gross profit (exclusive of depreciation). Adjusted EBITDA margin decreased from 8.6% for the nine months ended September 30, 2018 to 7.7% for the nine months ended September 30, 2019.

Liquidity and Capital Resources
The Company’s primary sources of liquidity are cash generated from its operations and borrowings under its credit facilities. As of September 30, 2019, the Company had $134.6 million of cash and cash equivalents and $731.1 million available under its credit facilities.
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
Cash Flows
The following table presents a summary of cash flow activity for the periods set forth below:

	Nine months ended September 30,
(in millions)	2019	2018
Net cash provided (used) by operating activities	$34.2	$(2.6)
Net cash used by investing activities	(606.5)	(71.3)
Net cash provided (used) by financing activities	611.3	(290.1)
Effect of exchange rate changes on cash and cash equivalents	(26.0)	(17.1)
Net increase (decrease) in cash and cash equivalents	$13.0	$(381.1)
Cash Provided (Used) by Operating Activities
Cash provided (used) by operating activities increased $36.8 million to cash provided of $34.2 million for the nine months ended September 30, 2019 from cash used of $2.6 million for the nine months ended September 30, 2018, primarily due to changes in trade working capital partially offset by changes in net income, exclusive of non-cash items. The change in net income, exclusive of non-cash items, provided net cash outflows of $172.8 million from cash inflows of $164.5 million and $337.3 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. Refer to “Results of Operations” above for additional information.
The change in trade working capital, which includes trade accounts receivable, net, inventories, and trade accounts payable, was a cash inflow of $226.1 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Cash inflows from trade accounts receivable, net is attributable to improvements in the timing of customer payments and reduced sales volumes, excluding acquisitions, during the current year. Inventory cash inflows on a year-over-year basis are primarily due to the prior year buildup of inventory within the USA segment in anticipation of transportation constraints during the summer months. The year-over-year cash outflows related to trade accounts payable are primarily attributable to decreased inventory purchases in the current year.
The remaining cash outflows primarily represent payment timing differences for other assets and liabilities.
Cash Used by Investing Activities
Cash used by investing activities increased $535.2 million to $606.5 million for the nine months ended September 30, 2019 from $71.3 million for the nine months ended September 30, 2018. The increase is primarily related to the acquisition of the Nexeo business in 2019, net of the proceeds received for the sale and disposition of Nexeo Plastics. In 2018, the Company acquired Earthoil and Kemetyl. Refer to “Note 3: Business combinations” and “Note 4: Discontinued operations” in Item 1 of this Quarterly Report on Form 10-Q for additional information related to the Company's acquisitions and dispositions.

Cash Provided (Used) by Financing Activities
Cash provided (used) by financing activities increased $901.4 million to cash provided of $611.3 million for the nine months ended September 30, 2019 from cash used of $290.1 million for the nine months ended September 30, 2018. The increase in financing cash flows for the nine months ended September 30, 2019 was primarily due to an increase in debt used to finance the February 2019 Nexeo acquisition. The cash flow increase is also attributable to lower repayment of long-term debt during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Refer to “Note 13: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Off-Balance Sheet Arrangements
There were no material changes in the Company’s off-balance sheet arrangements since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 except for the Company’s operating leases, which are recorded on the condensed consolidated balance sheet as a result of the adoption of ASU 2016-02 “Leases” on January 1, 2019. See “Note 2: Significant accounting policies” in the notes to the condensed consolidated financial statements.
Contractual Obligations and Commitments
See “Note 13: Debt” and “Note 18: Leasing” in the notes to the condensed consolidated financial statements.
Critical Accounting Estimates
There were no material changes in the Company’s critical accounting estimates since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Recently Issued Accounting Pronouncements
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
Non-GAAP Financial Measures
We monitor the results of our operating segments separately for the purposes of making decisions about resource allocation and performance assessment. We evaluate performance using Adjusted EBITDA. We define Adjusted EBITDA as consolidated net income (loss), plus the sum of net income from discontinued operations, inventory step-up adjustment, net interest expense, income tax expense, depreciation, amortization, impairment charges, loss on extinguishment of debt, other operating expenses, net (see “Note 6: Other operating expenses, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information) and other (expense) income, net (see “Note 8: Other (expense) income, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information). For a reconciliation of the non-GAAP financial measures to its most comparable GAAP measure, see “Analysis of Segment Results” within this Item and for a reconciliation of net income (loss) to Adjusted EBITDA, the most comparable measure calculated in accordance with GAAP, see “Note 20: Segments” to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.
We believe that other financial measures that do not comply with US GAAP provide relevant and meaningful information concerning the ongoing operating results of the Company. These financial measures include gross profit (exclusive of depreciation), adjusted gross profit (exclusive of depreciation), gross margin, adjusted gross margin and Adjusted EBITDA margin. We define these financial measures as follows:

•	Gross profit (exclusive of depreciation): net sales less cost of goods sold (exclusive of depreciation);

•	Adjusted gross profit (exclusive of depreciation): net sales less cost of goods sold (exclusive of depreciation) plus inventory step-up adjustment;

•	Gross margin: gross profit (exclusive of depreciation) divided by external net sales;

•	Adjusted gross margin: adjusted gross profit (exclusive of depreciation) divided by external net sales; and

•	Adjusted EBITDA margin: Adjusted EBITDA divided by external net sales.
Management believes Adjusted EBITDA, Adjusted EBITDA margin, gross profit (exclusive of depreciation), adjusted gross profit (exclusive of depreciation), gross margin and adjusted gross margin are important measures in assessing operating performance. The non-GAAP financial measures are included as a complement to results provided in accordance with GAAP because management believes these non-GAAP financial measures help investors’ ability to analyze underlying trends in the Company’s business, evaluate its performance relative to other companies in its industry and provide useful information to both management and investors by excluding certain items that may not be indicative of the Company’s core operating results. Additionally, the Company uses Adjusted EBITDA in setting performance incentive targets to align management compensation measurement with operational performance. Adjusted EBITDA, Adjusted EBITDA margin, gross profit (exclusive of depreciation), adjusted gross profit (exclusive of depreciation), gross margin and adjusted gross margin are not measures calculated in accordance with GAAP and should not be considered a substitute for net income or any other measure of financial performance presented in accordance with GAAP. Additionally, other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
Item 3.        Quantitative and Qualitative Disclosures about Market Risk
There were no material changes from the “Quantitative and Qualitative Disclosure about Market Risk” disclosed in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation as of September 30, 2019 of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer concluded the Company’s disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.
OTHER INFORMATION
Item 1.        Legal Proceedings
Information pertaining to legal proceedings can be found in Note 17 to the interim condensed consolidated financial statements included in Part I, Financial Statements of this report.
Item 1A.     Risk Factors
In addition to the other information set forth in this report, readers should carefully consider the factors discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition, results of operations, or cash flows. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2018 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently consider immaterial may also materially adversely affect our business, financial condition, results of operations, or cash flows. Except for the updated risk factors appearing below, there have been no material changes in the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

The risk factor under the heading “Risks Related to Our Business—Business and Economic Risks—In connection with acquisitions, ventures or divestitures, we may become subject to liabilities” in our Annual Report on Form 10-K for the year ended December 31, 2018 is updated and restated as follows:
In connection with acquisitions, ventures or divestitures, we may become subject to liabilities.
In connection with any acquisitions or ventures, we may acquire liabilities or defects such as legal claims, including but not limited to third party liability and other tort claims; claims for breach of contract; employment-related claims; environmental liabilities, conditions or damage; permitting, regulatory or other compliance with law issues; hazardous materials or liability for hazardous materials; or tax liabilities. If we acquire any of these liabilities, and they are not adequately covered by insurance or an enforceable indemnity or similar agreement from a creditworthy counterparty, we may be responsible for significant out-of-pocket expenditures. In connection with any divestitures, we may incur liabilities for breaches of representations, and warranties or failure to comply with operating covenants under any agreement for a divestiture. In addition, we may indemnify a counterparty in a divestiture for certain liabilities of the subsidiary or operations subject to the divestiture transaction. These liabilities if they materialize, could have a material adverse effect on our business, financial condition and results of operations. Following the acquisition of Nexeo, we launched a strategic review of our portfolio of businesses, with focus on smaller businesses we operate that are outside our core chemical distribution business. The outcome of this review could include a decision to sell certain of these businesses, which could expose us any of the risks associated with divestitures described above.
The risk factor under the heading “Risks Related to the Nexeo Acquisition—In connection with the Nexeo Acquisition, we will incur additional indebtedness and may also assume certain of Nexeo’s outstanding indebtedness. Additional indebtedness would amplify the risks associated with our current indebtedness by increasing our interest expense and potentially reducing our flexibility to respond to changing business and economic conditions, which could have a material adverse effect on our results of operations, cash flows and financial position” in our Annual Report on Form 10-K for the year ended December 31, 2018 is updated and restated as follows:
In connection with the Nexeo Acquisition, we incurred additional indebtedness, and we may incur additional indebtedness in the future. Additional indebtedness could amplify the risks associated with our current indebtedness by increasing our interest expense and potentially reducing our flexibility to respond to changing business and economic conditions which could have a material adverse effect on our results of operations, cash flows and financial position.
Our increased indebtedness has the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions. The amount of cash required to pay interest on our increased indebtedness levels following completion of the Nexeo Acquisition and thus the demands on our cash resources has increased as a result of the Nexeo Acquisition. Our increased levels of indebtedness could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels. If we do not achieve the expected benefits and cost savings from the Nexeo Acquisition, or if the financial performance of the combined company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.
We continuously monitor the capital markets and may seek to opportunistically refinance some or all of our existing indebtedness incurred in connection with the Nexeo acquisition, subject to market conditions. There can be no assurance, however, that we will complete any such refinancing. If we or our subsidiaries incur additional indebtedness in connection with a refinancing, it could increase the risks described above and lead to other risks. See “Risks Related to Our Indebtedness” in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.         Defaults upon Senior Securities
None.
Item 4.         Mine Safety Disclosures
None.
Item 5.         Other Information
As previously disclosed, on August 21, 2019, the board of directors (the “Board”) of the Company approved amended and restated bylaws (as amended, the “Third Amended and Restated Bylaws”) of the Company, effective September 1, 2019, to, among other things:

•
require enhanced disclosure in stockholder proposals and nominations by both the proposing stockholder and the nominee, including director and officer questionnaires, disclosures of voting commitments and “golden leash” compensation arrangements, and representations that any nominee intends to serve as a director for the full term and will comply with all Board policies and enhanced disclosure of derivative interests; and

•
consolidate a previously-approved proxy access provision into the bylaws and amending the provision to align the information requirements with the advance notice provision and provide that the maximum number of stockholder nominees be reduced by any directors or nominees serving or nominated pursuant to an agreement with an investor.

The foregoing description of the amendments contained in the Third Amended and Restated Bylaws is qualified in its entirety by reference to the complete text of the Third Amended and Restated Bylaws, which is filed as Exhibit 3.4 to this Quarterly Report on Form 10-Q.
Item 6.         Exhibits

Exhibit Number	Exhibit Description

3.1	Third Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-8, filed on June 23, 2015

3.2	Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on August 23, 2018

3.3	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on August 22, 2019

3.4	Third Amended and Restated Bylaws of Univar Solutions Inc., incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on August 22, 2019

10.1†*	Form of Amended and Restated Employee Performance-Based Restricted Stock Unit Agreement for awards granted on or after February 6, 2019, 2017 Omnibus Equity Incentive Plan

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________

†	Identifies each management compensation plan or arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univar Solutions Inc. (Registrant)

By:	/s/ David C. Jukes
David C. Jukes President and Chief Executive Officer
Date: November 5, 2019

By:	/s/ Carl J. Lukach
Carl J. Lukach Executive Vice President, Chief Financial Officer
Date: November 5, 2019

By:	/s/ Jeanette A. Press
Jeanette A. Press Vice President, Corporate Controller and Principal Accounting Officer
Date: November 5, 2019