Form 10-K
period 2019-12-31
Univar Solutions Inc.
filed 2020-02-25
CIK 1494319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
Form 10-K
  __________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Warrants to acquire 0.1525 shares of common stock, $0.01 par value per share, of Univar Solutions Inc. and $1.51 in cash
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
Aggregate market value of common stock held by non-affiliates of registrant on June 28, 2019: $3.4 billion (see Item 12, under Part III hereof), based on a closing price of registrant’s Common Stock of $22.04 per share.
At February 12, 2020, 168,848,248 shares of the registrant’s common stock, $0.01 par value, were outstanding.
Documents Incorporated by Reference
Certain portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 2020 and to be filed within 120 days after the registrant’s fiscal year ended December 31, 2019 (hereinafter referred to as “Proxy Statement”) are incorporated by reference into Part III.

Univar Solutions Inc.
Form 10-K

SUPPLEMENTAL INFORMATION
In this Annual Report on Form 10-K, “Univar Solutions,” “Company,” “we,” “our” and “us” refer to Univar Solutions Inc., a Delaware corporation, and its subsidiaries included in the consolidated financial statements, except as otherwise indicated or as the context otherwise requires.
Our fiscal year ends on December 31, and references to “fiscal” when used in reference to any twelve month period ended December 31, refer to our fiscal years ended December 31.
The term “GAAP” refers to accounting principles generally accepted in the United States of America.
 ____________________________________
Forward-looking statements and information
Certain parts of this annual report on Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally accompanied by words such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. All forward-looking statements made in this Annual Report on Form 10-K are qualified by these cautionary statements.
Any forward-looking statements represent our views only as of the date of this report and should not be relied upon as representing our views as of any subsequent date, and we undertake no obligation, other than as may be required by law, to update any forward-looking statement. We caution you that forward-looking statements are not guarantees of future performance and that our actual performance may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. Forward-looking statements include, but are not limited to, statements about:
•our ability to solve customer technical challenges and accelerate product development cycles;
•demand for new products that meet regulatory and customer sustainability standards and preferences and our ability to provide such products and systems to maintain our competitive position;
•our ability to sell specialty products at higher profit;
•the cyclicality of our Agricultural business;
•the continuation of the trend of outsourcing of chemical distribution by chemical manufacturers;
•significant factors that may adversely affect us and our industry;
•the outcome and effect of ongoing and future legal proceedings;
•market conditions and outlook;
•our liquidity outlook and the funding thereof, and cash requirements and adequacy of resources to fund them;
•future contributions to our pension plans and cash payments for postretirement benefits; and
•the impact of ongoing tax guidance and interpretations.
Potential factors that could affect such forward-looking statements include, among others:
•fluctuations in general economic conditions, particularly in industrial production and the demands of our customers;
•significant changes in the business strategies of producers or in the operations of our customers;
•increased competitive pressures, including as a result of competitor consolidation;
•significant changes in the pricing, demand and availability of chemicals;
•our indebtedness, the restrictions imposed by our debt instruments, and our ability to obtain additional financing;
•the broad spectrum of laws and regulations that we are subject to, including extensive environmental, health and safety laws and regulations;
•an inability to integrate the business and systems of companies we acquire or to realize the anticipated benefits of such acquisitions;
•potential business disruptions and security breaches, including cybersecurity incidents;
•an inability to generate sufficient working capital;
•increases in transportation and fuel costs and changes in our relationship with third party providers;
•accidents, safety failures, environmental damage, product quality and liability issues and recalls;
•major or systemic delivery failures involving our distribution network or the products we carry;
•ongoing litigation and other legal and regulatory risks;
•challenges associated with international operations;
•exposure to interest rate and currency fluctuations;
•negative developments affecting our pension plans and multi-employer pensions;
•labor disruptions associated with the unionized portion of our workforce; and
•the other factors described in “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
General
We are a leading global chemical and ingredient distributor and provider of value-added services to customers across a wide range of diverse industries. We purchase chemicals and ingredients from thousands of chemical producers worldwide to warehouse, repackage, blend, dilute, transport and sell those chemicals to more than 100,000 customer locations across approximately 130 countries. We operate an extensive worldwide chemical and ingredient distribution network, comprised of more than 650 facilities and serviced by hundreds of tractors, railcars, tankers and trailers operating daily through our facilities.
Chemical and ingredient producers rely on us to warehouse, repackage, transport, and sell their products as a way to expand their market access, enhance their geographic reach, lower their cost to serve, and grow their business. Customers who purchase products and services from us benefit from a lower total cost of ownership, as they are able to simplify their chemical sourcing process by outsourcing functions to us such as “just-in-time delivery,” product availability and selection, packaging, mixing, blending and technical expertise. They also rely on us for safe and secure delivery and off-loading of chemicals fully compliant with increasing local and federal regulations.
Originally formed in 1924 as a brokerage business and through the continued expansion with various acquisitions, we were acquired in 2007 by investment funds advised by CVC Capital Partners Advisory (US), Inc. (“CVC”) and in 2010 by investment funds controlled by Clayton, Dubilier & Rice, LLC (“CD&R”). We closed our initial public offering (“IPO”) on June 23, 2015. As of December 31, 2019, all of the foregoing investment funds have fully divested or reduced ownership in the Company and are no longer considered significant stockholders.
The effects of market conditions on our operations are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Recent Developments
On February 28, 2019, we acquired Nexeo Solutions, Inc. (“Nexeo”), a leading global chemicals and plastics distributor. The acquisition expanded and strengthened our presence in North America and provides expanded opportunities to create the largest North American sales force in chemical and ingredients distribution coupled with a broad and deep product offering.
On March 29, 2019, we sold the plastics distribution business of Nexeo to an affiliate of One Rock Capital Partners, LLC and on December 31, 2019, we sold our Environmental Sciences business to affiliates of AEA Investors LP.
See “Note 3: Business combinations” and “Note 4: Discontinued operations and dispositions” in Item 8 of this Annual Report on Form 10-K for additional information.
Our Segments
Our business is organized and managed in four geographical segments: Univar Solutions USA (“USA”), Univar Solutions Canada (“Canada”), Univar Solutions Europe and the Middle East and Africa (“EMEA”), and Univar Solutions Latin America (“LATAM”), which includes developing businesses in Latin America (including Brazil and Mexico) and the Asia-Pacific region. For additional information on our geographical segments, see “Note 23: Segments” in Item 8 of this Annual Report on Form 10-K for additional information.

The following graph reflects the breakdown by segment of our 2019 consolidated net sales of $9.3 billion.

Univar Solutions Consolidated 2019 Net Sales

LATAM: 5%
EMEA: 19%
Canada: 13%
USA: 63%

USA
We supply a broad offering of commodity and specialty chemicals and ingredients, as well as specialized services to a wide range of end markets, touching a majority of the manufacturing and industrial production sectors in the United States. We believe our close proximity to customers, combined with our deep product knowledge and end market expertise, serves as a competitive advantage.
We repackage and blend bulk chemicals for shipment by our transportation fleet as well as common carriers. Our sales force is deployed through a geographic sales district model as well as by end-use market and industry (e.g., coatings and adhesives), food ingredients and products, pharmaceutical ingredients and products, personal care, homecare and industrial cleaning and energy (upstream, midstream and downstream).
Canada
Our Canadian operations are regionally focused, with a sales force supplying a broad offering of commodity and specialty chemicals and specialized services. We sell into the industrial, agricultural and energy markets. In agriculture, we formulate and distribute inoculants, crop protection and fertilizer products to independent retailers and specialty applicators servicing the agricultural end markets in both Western Canada and Eastern Canada and we provide support services to agricultural chemical producers throughout the country. In Eastern Canada, we primarily focus on industrial markets such as food ingredients, pharmaceutical ingredients, coatings and adhesives, and chemical manufacturing. We also service the cleaning and sanitation, personal care, mining, and energy markets. In Western Canada, we focus on forestry, chemical manufacturing, mining, and energy markets (e.g., midstream gas pipeline, oil sands processing and oil refining).
EMEA
We maintain a strong presence in the United Kingdom and continental Europe with sales offices in 21 countries. We also have three sales offices in the Middle East and Africa.
We execute primarily on a pan-European basis, leveraging centralized or shared information technology systems, raw materials procurement, logistics, route operations and the management of producer relationships where possible to benefit from economies of scale and improve cost efficiency. We have strong end market expertise and key account management capability across Europe to better support sales representatives in each country and for serving our key customer end markets, in industrial production, pharmaceutical ingredients, food ingredients, coating and adhesives and personal care.
LATAM
We offer generic and specialty chemicals and ingredients, as well as technical and market expertise, specialized services and key account management to a wide range of end markets including industrial production, personal care, coatings and adhesives, energy and agriculture through sales offices, Solution Centers and distribution sites in Mexico, Brazil, Colombia and to a lesser extent the Asia-Pacific region. With the acquisition of Tagma Brasil Ltda. (“Tagma”) in 2017, we started to provide formulation services for crop protection manufacturers in Brazil.
Product and End Markets
We source and inventory chemicals and ingredients in large quantities such as barge loads, railcars or full truck loads from chemical producers and break down the bulk quantities to repackage, sell and distribute smaller quantities to our customers.
In addition to selling and distributing chemicals, we use our transportation and warehousing infrastructure, along with our broad knowledge of chemicals and hazardous materials handling to provide important distribution and specialized services for our producers and our customers.
We have state-of-the-art Solutions Centers at locations across the globe, consisting of formulation labs, development and research centers, and test kitchens, with specialized industry expertise and innovative technical capabilities to solve our customer's technical challenges and accelerate product development cycles.
Our key global end markets include:
•Agricultural. Within the agriculture industry we are a leading wholesale distributor of crop protection products to independent retailers and specialty applicators in Canada. To support this end market, we distribute herbicides, fungicides, insecticides, seed, seed treatments, inoculants, micronutrients, macronutrients, horticultural products and fertilizers among other products. In addition, we provide storage, packaging and logistics services for major crop protection companies.
•Beauty and Personal Care. We are a full-line distributor in the beauty and personal care industry providing a wide variety of specialty and basic chemicals and ingredients used in skin and hair care products.
•Chemical Manufacturing. We distribute a full suite of chemical products in support of the chemical manufacturing industry (organic, inorganic and polymer chemistries).
•Coatings and Adhesives. We sell resins, pigments, solvents, thickeners, dispersants and other additives used to make paints, inks, and coatings. Our product line includes epoxy resins, polyurethanes, titanium dioxide, fumed silica, esters, plasticizers, silicones and specialty amines.
•Energy (up, mid and downstream). We provide chemicals and service to midstream pipeline and downstream refinery operators primarily in the US and Canada, including oil sands production. We also service the upstream US shale hydraulic-fracturing sector, by providing bulk chemicals to drill sites.
•Food Ingredients and Products. We distribute a diverse portfolio of commodity and specialty products that are sold into the food industry. The major food and beverage markets we serve are meat processing, baked goods, dairy, grain mill products, processed foods, carbonated soft drinks, fruit drinks and alcoholic beverages.
•Forestry, Lumber, Paper. We serve the forest industry across Canada, supplying a complete range of chemical products for use at all stages of production, from sap stain prevention to pulp and paper manufacturing.
•Homecare & Industrial Cleaning. We offer an extensive range of quality ingredients for cleaners, detergents, and disinfectant products. We distribute chemicals manufactured by many of the industry’s leading producers of enzymes, surfactants, solvents, dispersants, thickeners, bleaching aides, builders, sealants, acids, alkalis and other chemicals that are used as ingredients and processing aids in the manufacturing of cleaning and sanitation products.
•Metalworking & Lubricants. Our broad and diverse range of products include base stocks, performance-enhancing additives for both lubricants and metalworking fluids.
•Pharmaceutical Ingredients and Finished Products. Our portfolio includes products along the medicinal production chain, where we offer a broad portfolio of excipients, solvents, reactants, active pharmaceutical ingredients and intermediates to pharmaceutical ingredient producers.
•Water Treatment. We offer a broad portfolio of products for water treatment that includes pH adjusters, flocculants, coagulants, dechlorinators and disinfectants.

2019 Consolidated Net Sales by End Market

Coatings & Adhesives: 17%
Chemical Manufacturing: 10%
Agricultural & Environmental Sciences: 7%
Food Ingredients & Products: 6%
Energy & Power Generation: 6%
Homecare & Industrial Cleaning: 6%
Beauty & Personal Care: 6%
Pharmaceutical Ingredients & Finished Products: 6%
Upstream O&G: 5%
Water Treatment: 4%
Metalworking & Lubricants: 3%
Forestry, Lumber & Paper: 2%
Wholesale & Retail: 2%
Other: 20%

Commodity chemicals and ingredients represent the largest portion of our business by sales and volume. Our commodity portfolio includes acids and bases, surfactants, glycols, inorganic compounds, alcohols and general chemicals used extensively throughout most end markets. Our specialty chemicals and ingredient sales represent an important, high-value, higher-growth portion of the chemical distribution market. We typically sell specialty products in lower volumes, but at a higher profit than commodity products.
Services
In addition to selling and distributing chemicals, we use our transportation and warehousing infrastructure, along with our broad knowledge of chemicals and hazardous materials handling, to provide distribution and specialized services for our producers and our customers. These services include:
•Chemical Waste Removal and Environmental Response Services. Our ChemCare waste management service collects both hazardous and non-hazardous waste products at customer locations in the United States and Canada, and then works with select vendors in the waste disposal business to safely transport these materials to licensed third party treatment, storage and disposal facilities. We also provide our customers with industrial cleaning, site remediation and emergency environmental response services.
•Inventory Management. We manage our inventory in order to meet customer demands on short notice whenever possible. Our value as channel partners of chemical producers also enables us to obtain access to chemicals in times of short supply, when smaller chemical distributors may not be able to obtain or maintain stock. Further, our global distribution network permits us to stock products locally to enhance “just-in-time” delivery, providing outsourced inventory management to our customers in a variety of end markets.
•Mixing, Blending and Repackaging. We provide a full suite of blending and repackaging services for our customers across diverse industries. Additionally, we can fulfill small orders through our repackaging services, enabling customers to maintain smaller inventories.
•Specialized Formulation and Blending. Leveraging our technical expertise, we are able to utilize our blending and mixing capabilities to create specialty chemical formulations to meet specific customer performance demands for agriculture and energy products.
Suppliers
We source materials from thousands of producers around the globe and we typically maintain relationships with multiple producers in order to protect against disruption in supply and distribution logistics, as well as to ensure competitive pricing of our supply. We typically maintain relationships with multiple producers in order to protect against disruption in supply and distribution logistics, as well as to ensure competitive pricing of our supply. For the year ended December 31, 2019, our 10 largest producers accounted for approximately 37% of our total chemical purchases.

Distribution Channels
We have multiple channels to market, including both warehouse delivery and direct-to-consumer delivery. The principal determinants of the way a customer is serviced include the size, scale and level of customization of a particular order, the nature of the product and the customer, and the location of the product inventories.
Warehouse distribution
Our warehouse distribution channel is the core of our operations and connects large producers with smaller volume customers whose consumption patterns tend to make them uneconomical to be served directly by producers. Thus, the core customer serviced via our warehouses is a small or medium-volume consumer of chemicals and ingredients. We purchase chemicals and ingredients in truck load or larger quantities from producers based on contracted demands of our customers and our estimates of anticipated customer purchases. Once received, products are stored in one or more of our distribution facilities for sale and distribution in smaller, less-than-truckload quantities to our customers. Our warehouses have various facilities for services such as repackaging, blending and mixing to create specialized solutions needed by our customers in ready-to-use formulations.
Direct distribution
In direct distribution, we sell and service large quantity purchases that are shipped directly from producers through our logistics infrastructure, which provides our customers with sourcing and logistics support services for inventory management and delivery.
Competition
The chemical and ingredient distribution and sales markets are highly competitive. Most of the products that we distribute are made to standard specifications and are either produced by or available from multiple sources.
Chemical and ingredient distribution itself is a fragmented market in which only a small number of competitors have substantial international operations. Our principal international competitor is Brenntag, which has a particularly strong position in Europe due to its strong market position in Germany.
Many other chemical distributors operate on a regional, national or local basis and may have a strong relationship with local producers and customers that may give them a competitive advantage in their local market, while others are niche players which focus on a specific end market, either industry or product-based. In addition to Brenntag, some of our regional competitors in North America include Helm America, Hydrite Chemical, Azelis, IMCD and Maroon Group and some of our regional competitors in Europe include Azelis, Helm and IMCD.
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
Environmental Matters
We operate in a number of jurisdictions and are subject to numerous international, federal, state and local laws and regulations related to the protection of the environment, human health and safety, including laws regulating discharges of hazardous substances into the soil, air and water, blending, managing, handling, storing, selling, transporting and disposing of hazardous substances, investigation and remediation of contaminated properties and protecting the safety of our employees and others. Some of these laws and regulations include the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund), the Toxic Substances Control Act (TSCA), the Resource Conservation and Recovery Act (RCRA), Registration, Evaluation, Authorization and Restriction of Chemicals (REACH), among others. Some of our operations are required to hold environmental permits and licenses to be compliant and certain of our services businesses are also impacted by these laws.
Information related to environmental matters is included in this Annual Report on Form 10-K, including: (i) Part I, Item 1A - Risk Factors; (ii) Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (iii) “Note 2: Significant accounting policies” and “Note 21: Commitments and contingencies” in Item 8 of this Annual Report on Form 10-K.
Sustainability
We expect that there will be a continued increase in demand for products, systems and services that meet growing customer sustainability standards, expectations and preferences. We recognize that our ability to continue to provide these products and services requires our business to further advance environmentally and socially responsible means of operating, reflecting the challenges and opportunities presented through increased legal requirements, climate parameters and market developments. We believe that our ability to meet these increased sustainability demands will be necessary to enhance our competitive position in the marketplace.
Patents, Licenses and Trademarks
We consider intellectual property, particularly trade secrets, proprietary technology and other similar intellectual property, as important to our success. We hold some patents and have registered numerous trademarks in multiple jurisdictions. Further, we have various patent and trademark applications pending in jurisdictions worldwide. Although we consider our patents, trademarks, trade secrets and licenses to constitute valuable assets, we do not regard any of our businesses as being materially dependent upon an individual patent, trademark, trade secret, or license.
Significant Customers
No single customer accounted for more than 10% of net sales in any of the years presented.
Employees
As of December 31, 2019, we had approximately 10,300 employees on a full-time equivalent basis worldwide.
Other
No material part of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government.
Because we generally fill orders upon receipt, no segment has any significant order backlog.
Information about our Executive Officers
See Part III, Item 10, Directors, Executive Officers and Corporate Governance.
Available Information
We maintain a website at www.univarsolutions.com and make available free of charge at this website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The information on our website is not, and will not be deemed to be, a part of this Annual Report on Form 10-K, or incorporated into any of our other filings with the SEC, except where we expressly incorporated such information. If you wish to receive a paper copy of any exhibit to our reports filed with or furnished to the SEC, the exhibit may be obtained by writing to: Corporate Secretary, Univar Solutions Inc., 3075 Highland Parkway Suite 200, Downers Grove, Illinois 60515.
Item 1A. RISK FACTORS
We are affected by general economic conditions, particularly fluctuations in industrial production and consumption, and an economic downturn could adversely affect our operations and financial results.
We sell chemicals that are used in manufacturing processes and as components of or ingredients in other products. Our sales are correlated with and affected by fluctuations in the levels of industrial production, manufacturing output, and general economic activity. For example, demand for our oil, gas and mining products and services is affected by factors such as the level of exploration, drilling, development and production activity of, and the corresponding capital spending by, oil, gas and mining companies and oilfield service providers, and trends in oil, gas and mineral prices. Producers of commodity and specialty chemicals are likely to reduce their output in periods of significant contraction in industrial and consumer demand, while demand for the products we distribute depends largely on trends in demand in the end markets our customers serve. A majority of our sales are in North America and Europe and our business is therefore susceptible to downturns in those economies as well as, to a lesser extent, the economies in the rest of the world. Our profit margins, as well as overall demand for our products and services, could decline as a result of a large number of factors outside our control, including economic recessions, reduced customer demand (whether due to changes in production processes, consumer preferences, the industries in which the customer operates, laws and regulations affecting the chemicals industry and the manner in which they are enforced, or other factors), inflation, fluctuations in interest and currency exchange rates, and changes in the fiscal or monetary policies of governments in the regions in which we operate.
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
Significant changes in the business strategies of producers or in the operations of our customers could adversely affect our business.
Significant changes in the business strategies of producers could disrupt our supply. Large chemical manufacturers may elect to sell certain products (or products in certain regions) directly to customers, instead of relying on distributors such as us. While we do not believe that our results depend materially on access to any individual producer’s products, a reversal of the trend toward more active use of distributors would likely result in increasing margin pressure or products becoming unavailable to us.
In addition, unpredictable events may have a significant impact on the industries in which many of our customers operate, reducing demand for products that we normally distribute in significant volumes. Significant disruptions of supply and disruptions in customer industries could have a material adverse effect on our business, financial condition and results of operations.
The markets in which we operate are highly competitive and we may not be able to compete successfully.
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
We operate in an industry, which is highly fragmented on a global scale, but in which there has been a trend toward consolidation in recent years. Consolidation of our competitors may also further enhance their financial position, provide them with the ability to offer more competitive prices to customers for whom we compete, and allow them to achieve increased efficiencies in their consolidated operations that enable them to more effectively compete for customers. This may jeopardize the strength of our positions in one or more of the markets in which we operate and any advantages we currently enjoy due to the comparative scale of our operations. Losing some of those advantages could adversely affect our business, financial condition and results of operations, as well as our growth potential.
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

In order to meet customer demand, we typically maintain significant inventories, and we are therefore subject to a number of risks associated with our inventory levels, including the following:
•declines in the prices of chemicals that are held by us;
•the need to maintain a significant inventory of chemicals that may be in limited supply and therefore difficult to procure;
•buying chemicals in bulk for the best pricing and thereby holding excess inventory;
•responding to the fluctuating demand for chemicals;
•cancellation of customer orders; and
•responding to customer requests for rapid delivery.
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
Our indebtedness may adversely affect our business, financial condition and operating results.
As of December 31, 2019, we had $2,713.8 million of total debt. Our indebtedness may have material adverse effects on our business, financial condition and operating results. The amount of our debt, as well as any additional debt or other obligations that we may incur in the future, could have important consequences for holders of our common stock, including, but not limited to:
•our ability to satisfy obligations to lenders or note holders may be impaired, resulting in possible defaults on and acceleration of our indebtedness;
•our ability to obtain additional financing for refinancing of existing indebtedness, working capital, capital expenditures, product and service development, acquisitions, general corporate purposes and other purposes may be impaired;
•our assets that currently serve as collateral for our debt may be insufficient, or may not be available, to support future financings;
•a substantial portion of our cash flow from operations could be used to repay the principal and interest on our debt;
•we may be increasingly vulnerable to economic downturns and increases in interest rates;
•our flexibility in planning for and reacting to changes in our business and the markets in which we operate may be limited; and
•we may be placed at a competitive disadvantage relative to other companies in our industry with less debt or comparable debt at more favorable interest rates.
The agreements governing our indebtedness contain operating covenants and restrictions that limit our operations and could lead to adverse consequences if we fail to comply with them.
The agreements governing our indebtedness contain certain operating covenants and other restrictions relating to, among other things, limitations on indebtedness (including guarantees of additional indebtedness) and liens, mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, dividends and other restricted payments, repurchase of shares of capital stock and options to purchase shares of capital stock and certain transactions with affiliates. In addition, our North American ABL Facility and Euro ABL Facility include certain financial covenants.
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

As a result of our current and past operations, we are subject to extensive environmental, health and safety laws and regulations, which expose us to risks that could have a material adverse effect on our business, financial condition and results of operations.
We are subject to extensive environmental, health and safety laws and regulations in multiple jurisdictions because we blend, manage, handle, store, sell, transport and arrange for the disposal of chemicals, hazardous materials and hazardous waste. These include laws and regulations governing our management, storage, transportation and disposal of chemicals; product regulation; air, water and soil contamination; greenhouse gas emissions; and the investigation and cleanup of contaminated sites, including any spills or releases that may result from our management, handling, storage, sale, transportation of chemicals and other products. Compliance with these laws and regulations, and with the permits and licenses we hold, requires that we expend significant amounts for ongoing compliance, investigation and remediation. If we fail to comply with such laws, regulations, permits or licenses, we may be subject to fines, damages and other civil, administrative or criminal sanctions and investigations, including the revocation of permits and licenses necessary to continue our business activities. In addition, future changes in laws and regulations, or the interpretation of existing laws and regulations, could have an adverse effect on us by adding restrictions, reducing our ability to do business, increasing our costs of doing business, reducing our profitability or reducing the demand for our products.
Previous operations, including those of acquired companies, have resulted in contamination at a number of current and former sites, which must be investigated and remediated. We have ongoing investigations and remediation activities, or are contributing to cleanup costs, at approximately 107 currently or formerly owned, operated or used sites or other sites impacted by our operations. We have spent substantial sums on such investigation and remediation and we expect to continue to incur such expenditures in the future. We may incur losses in connection with investigation and remediation obligations that exceed our environmental reserve. There is no guarantee that our estimates will be accurate, that new contamination will not be discovered or that new environmental laws or regulations will not require us to incur additional costs. Any such inaccuracies, discoveries or new laws or regulations, or the interpretation of existing laws and regulations, could have a material adverse effect on our business, financial condition and results of operations.
We could be held liable for the costs to investigate, remediate or otherwise address contamination at any real property we have ever owned, leased, operated or used or other sites impacted by our operations. Some environmental laws could impose on us the entire cost of cleanup of contamination present at a site even though we did not cause all of the contamination. These laws often identify parties who can be strictly and jointly and severally liable for remediation. The discovery of previously unknown contamination at current or former sites or the imposition of other environmental liabilities or obligations in the future, including additional investigation or remediation obligations with respect to contamination that has impacted other properties, could lead to additional costs or the need for additional reserves that have a material adverse effect on our business, financial condition and results of operations. In addition, we may be required to pay damages or civil judgments related to third party claims, including those relating to personal injury (including exposure to hazardous materials or chemicals we blend, handle, store, sell, transport or dispose of), product quality issues, property damage or contribution to remedial obligations. We have been identified as a potentially responsible party at certain third party sites at which we have arranged for the disposal of our hazardous wastes. We may be identified as a potentially responsible party at additional sites beyond those for which we currently have financial obligations. Such developments could have a material adverse effect on our business, financial condition and results of operations.
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
We are required to devote significant management attention and resources to integrating the business practices and operations of Nexeo and the Company. Potential difficulties that we may encounter as part of the integration process include the following:
•the inability to successfully combine Nexeo and manage the combined business in a manner that permits us to achieve, on a timely basis, or at all, the enhanced revenue opportunities and cost savings and other benefits anticipated to result from the Nexeo acquisition; and
•complexities associated with managing the combined businesses, including difficulty addressing possible differences in corporate cultures and management philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies.

These issues could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies or achieve the anticipated benefits of the acquisition, or could reduce our earnings or otherwise adversely affect our business and financial results following the acquisition.
Our business could be seriously impacted by business disruptions and security breaches, including cybersecurity incidents.
Business and/or supply chain disruptions, plant downtime, and/or power outages, and information technology system and/or network disruptions, regardless of cause, including acts of sabotage, employee error or other actions, geo-political activity, military actions, terrorism (including cyber-attacks), weather events, and natural disasters could seriously harm our operations as well as the operations of our customers and suppliers. Any such event could have a negative impact on our business, results of operations, financial condition, and cash flows.
Cyber-attacks or security breaches could compromise confidential, business critical information, cause a disruption in the Company’s operations or harm the Company’s reputation. While the Company has a comprehensive cyber-security program that is continuously reviewed, maintained and upgraded, there can be no assurance that such procedures, controls, and intelligence will be sufficient to prevent security breaches from occurring. If any security breaches were to occur, they could lead to losses of sensitive information, critical infrastructure or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations or cash flows, and could result in claims being brought against us.
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
Although we maintain a significant portfolio of owned and leased transportation assets, including trucks, trailers and rail cars, we also rely on transportation and warehousing provided by third parties (including common carriers and rail companies) to deliver products to our customers. Our access to third party transportation is not guaranteed, and we may be unable to transport chemicals at economically attractive rates in certain circumstances, particularly in cases of adverse market conditions or disruptions to transportation infrastructure. We are also subject to increased costs that we may not always be able to recover from our customers, including fuel prices, as well as charges imposed by common carriers, leasing companies and other third parties involved in transportation.
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

Actual or alleged accidents or other incidents at our facilities or that otherwise involve our personnel or operations could also subject us to claims for damages by third parties. Because many of the chemicals that we handle are dangerous, we are subject to the ongoing risk of hazards, including leaks, spills, releases, explosions and fires, which may cause property damage, illness, physical injury or death. We sell products used in hydraulic fracturing, a process that involves injecting water, sand and chemicals into subsurface rock formations to release and capture oil and natural gas. The use of such hydraulic fracturing fluids by our customers may result in releases that could impact the environment and third parties. Several of our distribution facilities are located near high-density population centers. If any such events occur, whether through our own fault, through preexisting conditions at our facilities, through the fault of a third party or through a natural disaster, terrorist incident or other event outside our control, our reputation could be damaged significantly. We could also become responsible, as a result of environmental or other laws or by court order, for substantial monetary damages or expensive investigative or remedial obligations related to such events, including but not limited to those resulting from third party lawsuits or environmental investigation and cleanup obligations on and off-site. The amount of any costs, including fines, damages and/or investigative and remedial obligations, that we may become obligated to pay under such circumstances could substantially exceed any insurance we have to cover such losses.
Any of these risks, if they materialize, could have a material adverse effect on our business, financial condition and results of operations.
Our business exposes us to significant risks, not all of which are covered by insurance.
Because we are engaged in the blending, managing, handling, storing, selling, transporting and disposing of chemicals, chemical waste products and other hazardous materials, product liability, health impacts, fire damage, safety, cyber security and environmental risks are significant concerns for us. We are also exposed to present and future chemical exposure claims by employees, contractors on our premises, other persons located nearby, as well as related workers' compensation claims. Although we carry insurance to protect us against many risks involved in the conduct of our business, we do not insure against all such risks and the insurance we carry is subject to limitations, including exclusions, deductibles and coverage limits. Due to the variable condition of the insurance market, we have experienced and may experience in the future, increased deductible retention levels and increased premiums. We also may be unable to obtain at commercially reasonable rates in the future adequate insurance coverage for the risks we currently insure against, and certain risks are or could become completely uninsurable or eligible for coverage only to a reduced extent. Increased insurance premiums or the occurrence of significant uncovered losses could have a material adverse effect on our business, financial condition and results of operations.
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
Our business is subject to additional general regulatory requirements, which increase our cost of doing business, could result in claims and enforcement actions, and could restrict our business in the future.
Our general business operations are subject to a broad spectrum of international, federal, state, and local laws and regulations, including, without limitation, those relating to antitrust, food and drug, labor and human resources, tax, unclaimed property, transportation, anti-bribery, banking and treasury, privacy and data protection (including the European Union's General Data Protection Regulation), hydraulic fracturing or other oil and gas production activities, among others. These laws and regulations add cost to our conduct of business and could, in some instances, result in claims or enforcement actions or could reduce our ability to pursue business opportunities. Any changes in the laws and regulations applicable to us, the enactment of any additional laws or regulations, or the failure to comply with, or increased enforcement activity of, such laws and regulations, could significantly impact our products and services and have a material adverse effect on our business, financial condition and results of operations. Additionally, governmental agencies may refuse to grant or renew our operating licenses and permits.

We are exposed to litigation and other legal and regulatory actions and risks in the ordinary course of our business, and we could incur significant liabilities and substantial legal fees.
We are subject to the risk of litigation, other legal claims and proceedings, and regulatory enforcement actions in the ordinary course of our business. Also, there may be safety or personal injury risks related to our products which are not known today. The results of legal proceedings cannot be predicted with certainty. We cannot guarantee that the results of current or future legal proceedings will not materially harm our business, reputation or brand, nor can we guarantee that we will not incur losses in connection with current or future legal proceedings that exceed any provisions we may have set aside in respect of such proceedings or that exceed any applicable insurance coverage. The occurrence of any of these events could have a material adverse effect on our business, financial condition or results of operations.
Many of the products we sell have “long-tail” exposures, giving rise to liabilities many years after their sale and use. Insurance purchased at the time of sale may not be available when costs arise in the future and producers may no longer be available to provide indemnification.
There is uncertainty surrounding the effect of Brexit and other global conditions, which may cause increased economic volatility and have a material adverse effect on our business, financial condition and results of operations.
In June 2016 the U.K. electorate voted in a referendum to voluntarily depart from the E.U., known as Brexit and in December 2019, the U.K. approved the Withdrawal Agreement and left the European Union (“Brexit”) on January 31, 2020.
The potential impact on our results of operations and liquidity resulting from Brexit remains unclear. The actual effects of Brexit will depend upon many factors and significant uncertainty remains with respect to the terms of the ultimate resolution of the Brexit negotiations. The final terms of the withdrawal may impact certain of our commercial and general business operations in the U.K. and the E.U. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations, including tax and free trade agreements, supply chain logistics, environmental, health and safety laws and regulations and employment laws, as the U.K. determines which E.U. laws to replace or replicate. We cannot predict the direction Brexit-related developments will take nor the impact of those developments on our European operations and the economies of the markets where we operate. This may cause us to adjust our strategy in order to compete effectively in global markets and could adversely affect our business, financial condition, operating results and cash flows.
Our results of operations could suffer if we are unable to expand into new geographic markets or manage the various risks related to our international activities.
Our profitability and longer-term success may be adversely affected if we fail to continue to expand our penetration in certain foreign markets and to enter new and emerging foreign markets. The profitability of our international operations will largely depend on our continued success in the following areas:
•securing key producer relationships to help establish our presence in international markets;
•hiring and training personnel capable of supporting producers and our customers and managing operations in foreign countries;
•localizing our business processes to meet the specific needs and preferences of foreign producers and customers;
•building our reputation and awareness of our services among foreign producers and customers; and
•implementing new financial, management information and operational systems, procedures and controls to monitor our operations in new markets effectively, without causing undue disruptions to our operations and customer and producer relationships.
In addition, we are subject to risks associated with operating in foreign countries, including:
•varying and often unclear legal and regulatory requirements that may be subject to inconsistent or disparate enforcement, particularly regarding environmental, health and safety issues and security or other certification requirements, as well as other laws and business practices that favor local competitors, such as exposure to possible expropriation, nationalization, restrictions on investments by foreign companies or other governmental actions;
•less stable supply sources;
•competition from existing market participants that may have a longer history in and greater familiarity with the foreign markets where we operate;
•tariffs, export duties, quotas and other barriers to trade; as well as possible limitations on the conversion of foreign currencies into US dollars or remittance of dividends and other payments by our foreign subsidiaries;
•divergent labor regulations and cultural expectations regarding employment and agency;
•different cultural expectations regarding industrialization, international business and business relationships;
•foreign taxes and related regulations, including foreign taxes that we may not be able to offset against taxes imposed upon us in the United States, and foreign tax and other laws limiting our ability to repatriate earnings to the United States;

•extended payment terms and challenges in our ability to collect accounts receivable;
•changes in a specific country’s or region’s political or economic conditions;
•compliance with anti-bribery laws such as the US Foreign Corrupt Practices Act, the UK Bribery Act and similar anti-bribery laws in other jurisdictions, the violation of which could expose us to severe criminal or civil sanctions; and
•compliance with anti-boycott, privacy, economic sanctions, anti-dumping, antitrust, import and export laws and regulations by our employees or intermediaries acting on our behalf, the violation of which could expose us to significant fines, penalties or other sanctions.
Increases in interest rates would increase the cost of servicing our debt and could reduce our profitability.
Certain of our outstanding debt bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. Approximately $1.8 billion, or 67 percent of our debt is indexed to LIBOR as a benchmark for establishing the rate and we may hold other operational contracts, including leases, that are also indexed to LIBOR. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it intends to phase out LIBOR by the end of 2021. If LIBOR ceases to exist, we may need to amend our debt and other certain agreements that use LIBOR as a benchmark and we cannot predict what alternative index or other amendments may be negotiated with our counterparties. As a result, our interest or operating expense could increase and our available cash flow for general corporate requirements may be adversely affected. For additional information on our indebtedness, debt service obligations and sensitivity to interest rate fluctuations, see “Qualitative and Quantitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K.
We may have future capital needs and may not be able to obtain additional financing on acceptable terms, or at all.
We have historically relied on debt financing to fund our operations, capital expenditures and expansion. The macroeconomic conditions that affect the markets in which we operate and our credit ratings could have a material adverse effect on our ability to secure financing on acceptable terms, if at all. The terms of additional financing may limit our financial and operating flexibility, and if financing is not available when needed, or is not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.
If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.
Fluctuations in currency exchange rates may adversely affect our results of operations.
We have sizable sales and operations in Canada, Europe, Middle East, Africa, Asia, and Latin America. We report our consolidated results in US dollars and the results of operations and the financial position of our local operations are generally reported in the relevant local currencies and then translated into US dollars at the applicable exchange rates. As a result, our financial performance is impacted by currency fluctuations. For additional details on our currency exposure and risk management practices, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K.
The integration of our business systems may negatively impact our operations.
We are currently in the process of integrating our legacy business systems into the legacy Nexeo business systems (the “Systems Integration”). The Systems Integration is anticipated to be completed at the end of 2021. Since we will process and reconcile our information from multiple systems until the Systems Integration is complete, the chance of errors is greater. Inconsistencies in the information from multiple systems could adversely impact our ability to manage our business efficiently and may result in heightened risk to our ability to maintain our books and records and comply with regulatory requirements. Any disruptions, delays or deficiencies in the Systems Integration could adversely affect our ability to process orders, track inventory, ship products in a timely manner, prepare invoices to our customers, maintain regulatory compliance and otherwise carry on our business in the ordinary course. The Systems Integration involves numerous risks, including:
•diversion of management’s attention away from normal daily business operations;
•loss of, or delays in accessing, data;
•increased demand on our operations support personnel;
•initial dependence on unfamiliar systems while training personnel to use new systems; and
•increased operating expenses resulting from training, conversion and transition support activities.
Any of the foregoing or if we are unable to implement the Systems Integration successfully, could result in a material increase in information technology compliance or other related costs, and could have a negative impact on our business, financial condition and results of operations.

Our balance sheet includes significant goodwill and intangible assets, the impairment of which could affect our future operating results.
We carry significant goodwill and intangible assets on our balance sheet. As of December 31, 2019, our goodwill and intangible assets totaled approximately $2.3 billion and $0.3 billion, respectively. At least annually, the Company assesses goodwill for impairment. If testing indicates that goodwill is impaired, the carrying value is written down based on fair value with a charge against earnings. Where the Company utilizes a discounted cash flow methodology in determining fair value, weakened demand for a specific product line or business could result in an impairment. Intangible assets are amortized for book purposes over their respective useful lives and are tested for impairment if any event occurs or circumstances change that indicates that carrying value may not be recoverable. Accordingly, any determination requiring the write-off of a significant portion of goodwill or intangible assets could negatively impact the Company's financial condition and results of operations. See “Note 15: Goodwill and intangible assets” in Item 8 of this Annual Report on Form 10-K for a discussion of our 2019 impairment review.
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
Acquisitions or investments have involved in the past and will likely involve in the future various risks, such as:
•integrating the technologies, operations and personnel of any acquired business;
•the potential disruption of our ongoing business, including the diversion of management attention;
•the possible inability to obtain the desired financial and strategic benefits from the acquisition or investment;
•customer attrition arising from preferences to maintain redundant sources of supply;
•producer attrition arising from overlapping or competitive products;
•assumption of contingent or unanticipated liabilities or regulatory liabilities;
•dependence on the retention and performance of existing management and work force of acquired businesses for the future performance of these businesses;
•regulatory risks associated with acquired businesses (including the risk that we may be required for regulatory reasons to dispose of a portion of our existing or acquired businesses); and
•the risks inherent in entering geographic or product markets in which we have limited prior experience.
Future acquisitions and investments may need to be financed in part through additional financing from banks, through public offerings or private placements of debt or equity securities or through other arrangements, and could result in substantial cash expenditures. The necessary acquisition financing may not be available to us on acceptable terms if and when required, particularly if our debt leverage levels make it difficult or impossible for us to secure additional financing for acquisitions.
Negative developments affecting our pension and multi-employer pension plans in which we participate may occur.
We operate a number of pension and post-retirement plans for our employees and have obligations with respect to several multi-employer pension plans sponsored by labor unions in the United States. The terms of these plans vary from country to country. The recognition of costs and liabilities associated with the pension and postretirement plans is affected by assumptions made by management and used by actuaries engaged by us to calculate the benefit obligations and the expenses recognized for these plans. The inputs used in developing the required estimates are calculated using a number of assumptions, which represent management’s best estimate of the future. The assumptions that have the most significant impact on costs and liabilities are the discount rate, the estimated long-term return on plan assets for the funded plans, retirement rates, and mortality rates. Changes to the funded status of our pension plans as a result of updates to actuarial assumptions and actual experience that differs from our estimates are recognized as gains or losses in the period incurred under our “mark to market” accounting policy, and could result in a requirement for additional funding.
As of December 31, 2019, our pension plans were underfunded by $234.4 million and our unfunded postretirement plan liabilities were approximately $1.4 million. In recent years, declining interest rates have negatively impacted the funded status of our pension and postretirement plans. If the interest rates continue to decline, funding requirements for our pension plans may become more significant. If our cash flows and capital resources are insufficient to fund our obligations under these pension and postretirement plans, we could be forced to reduce or delay investments and capital expenditures, seek additional capital, or incur indebtedness.
The union sponsored multi-employer pension plans in which we participate are also underfunded, including the substantially underfunded New England Teamsters and Trucking Industry Pension Fund and Central States, Southeast and Southwest Areas Pension Plan, which have liabilities that exceed its assets. Often, this requires us to make substantial withdrawal liability payments when we close a facility covered by one of these plans, which could hinder our ability to make otherwise appropriate management decisions to operate as efficiently as possible.

A portion of our workforce is unionized and labor disruptions could decrease our profitability.
As of December 31, 2019, approximately 22% of our labor force is covered by a collective bargaining agreement, including approximately 11%, 20%, and 46% of our labor force in the USA, Canada and Europe, respectively. Approximately 3% of our labor force is covered by a collective bargaining agreement that will expire within one year. These arrangements grant certain protections to employees and subject us to employment terms that are similar to collective bargaining agreements. We cannot guarantee that we will be able to negotiate these or other collective bargaining agreements or arrangements with works councils on the same or more favorable terms as the current agreements or arrangements, or at all, and without interruptions, including labor stoppages at the facility or facilities subject to any particular agreement or arrangement. A prolonged labor dispute, which could include a work stoppage, could have a material adverse effect on our business, financial condition and results of operations.
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
Our Certificate of Incorporation and By-laws include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our Certificate of Incorporation and By-laws currently:
•authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to thwart a takeover attempt;
•limit the ability of stockholders to remove directors; and
•establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive office is located in Downers Grove, Illinois under a lease expiring in June 2024. As of December 31, 2019, we had 354 locations in the United States in 47 states and 336 locations outside of the United States in 30 countries. Our warehouse facilities are nearly equally comprised of owned, leased and third party warehouses and our office space is generally leased. Our facilities focus on the storing, repackaging and blending of chemicals and ingredients for distribution. Such facilities do not require substantial investments in equipment, can be opened fairly quickly and replaced with little disruption. As such, we believe that none of our facilities on an individual basis is material to the operation of our business.
ITEM 3. LEGAL PROCEEDINGS
See “Note 21: Commitments and contingencies” in Item 8 of this Annual Report on Form 10-K for information regarding legal proceedings, the content of which is incorporated by reference to this Item 3.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock is listed on the New York Stock Exchange under the symbol UNVR.
Holders of Record
As of December 31, 2019, there were 12 holders of our Common Stock, as determined by counting our record holders and the number of participants reflected in a security position listing provided to us by the Equiniti Trust Company (EQ). Because such EQ participants are brokers and other institutions holding shares of our Common Stock on behalf of their customers, we do not know the actual number of unique shareholders represented by these record holders.
Stock Performance
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for the Company, the S&P 500 and the S&P 500 Chemical Index for the period beginning on June 17, 2015 through year ended December 31, 2019. The graph assumes $100 was invested in each of the Company's common stock, the S&P 500 and S&P 500 Chemical Index as of the market close on June 17, 2015. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Comparison of Cumulative Return
Assumes Initial Investment of $100
175
150
125
100
75
50
06/17/15
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
Period Ending
Univar Inc
S&P 500
S&P 500 Chemicals

Dividend Policy
We have never declared or paid any cash dividend on our common stock. We currently intend to retain any future earnings and we have no current plans to pay dividends in the near future. In addition, our credit facilities contain limitations on our ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA
This “Selected Financial Data” should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K and our audited consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.

	Year ended December 31,
	2019 (1)	2018	2017	2016	2015
(in millions, except per share data)
Consolidated Statements of Operations
Net sales	$9,286.9	$8,632.5	$8,253.7	$8,073.7	$8,981.8
Operating income (2)	187.3	387.4	338.0	138.4	259.3
Net (loss) income from continuing operations	(105.6)	172.3	119.8	(68.4)	16.5
Net (loss) income	(100.2)	172.3	119.8	(68.4)	16.5
(Loss) income per common share from continuing operations– diluted	(0.64)	1.21	0.85	(0.50)	0.14
(Loss) income per common share – diluted	(0.61)	1.21	0.85	(0.50)	0.14
Consolidated Balance Sheet
Cash and cash equivalents	$330.3	$121.6	$467.0	$336.4	$188.1
Total assets	6,494.8	5,272.4	5,732.7	5,389.9	5,612.4
Long-term liabilities	3,312.6	2,746.1	3,223.2	3,240.5	3,502.2
Stockholders’ equity	1,732.8	1,191.7	1,090.1	809.9	816.7
Other Financial Data
Cash provided by operating activities (3)	$363.9	$289.9	$282.6	$450.0	$356.0
Cash used by investing activities	(433.1)	(99.0)	(79.1)	(136.0)	(294.4)
Cash provided (used) by financing activities (3)	295.2	(518.3)	(112.4)	(166.5)	(19.8)
Capital expenditures	122.5	94.6	82.7	90.1	145.0
Adjusted EBITDA (2)(4)	704.2	640.4	593.8	547.4	573.3
Adjusted EBITDA margin (2)(4)	7.6%	7.4%	7.2%	6.8%	6.4%

(1)Effective January 1, 2019, the Company adopted new guidance on lease accounting. Prior year amounts have not been adjusted. Refer to “Note 2: Significant accounting policies” for more information. On February 28, 2019, the Company completed the Nexeo acquisition. See “Note 3: Business combinations.”
(2)Operating income, Adjusted EBITDA and Adjusted EBITDA margin were restated for 2017 and prior to reflect the adoption of ASU 2017-07 “Compensation - Retirement Benefits” (Topic 715) - “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” which the Company adopted on January 1, 2018.
(3)Cash provided by operating activities and cash (used) provided by financing activities were restated for 2017 and prior to reflect the adoption of ASU 2016-15 “Statement of Cash Flows” (Topic 230) - “Classification of Certain Cash Receipts and Cash Payments” which the Company adopted on January 1, 2018.
(4)Non-GAAP financial measures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K for further discussion and reconciliation to the most comparable GAAP financial measure. We define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is based on financial data derived from the financial statements prepared in accordance with the United States (“US”) generally accepted accounting principles (“GAAP”) and certain other financial data that is prepared using non-GAAP measures. For a reconciliation of each non-GAAP financial measure to its most comparable GAAP measure, see “Analysis of Segment Results” within this Item and “Note 23: Segments” to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K. Refer to “Non-GAAP Financial Measures” within this Item for more information about our use of Non-GAAP financial measures.
Our MD&A is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flow. This section of this Annual Report on Form 10-K discusses year-to-year comparisons between 2019 and 2018. Discussions of year-to-year comparisons between 2018 and 2017 that are not included in this Annual Report on Form 10-K can be found in “Management's Discussion and Analysis of

Financial Condition and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 21, 2019.
Overview
Univar Solutions Inc. is a leading global chemical and ingredient distributor and provider of value-added services to customers across a wide range of diverse industries. We purchase chemicals from thousands of chemical producers worldwide and warehouse, repackage, blend, dilute, transport and sell those chemicals to more than 100,000 customer locations across approximately 130 countries.
Our operations are structured into four reportable segments that represent the geographic areas under which we operate and manage our business. These segments are Univar Solutions USA (“USA”), Univar Solutions Canada (“Canada”), Univar Solutions Europe and the Middle East and Africa (“EMEA”), and Univar Solutions Latin America (“LATAM”), which includes developing businesses in Latin America (including Brazil and Mexico) and the Asia-Pacific region. Prior to its renaming in 2019, LATAM was previously referred to as “Rest of World.”
Recent Developments and Items Impacting Comparability
On February 28, 2019, we completed the acquisition of 100% of the equity interest of Nexeo, a leading global chemicals and plastics distributor. The acquisition expands and strengthens Univar Solutions’ presence in North America and provides expanded opportunities to create the largest North American sales force in chemical and ingredients distribution and the broadest product offering. On March 29, 2019, the Company completed the sale of the Nexeo plastics distribution business which is presented as a discontinued operation in the Company’s results of operations for the year ended December 31, 2019.
On December 31, 2019, we sold our Environmental Sciences business. The sale of the business did not meet the criteria to be classified as a discontinued operations in the Company's financial statements.
Market Conditions and Outlook
We sell chemicals that are used in manufacturing processes and as components of or ingredients in other products. Our sales are correlated with and affected by fluctuations in the levels of industrial production, manufacturing output, and general economic activity. The level of industrial production, which tends to decline in the fourth quarter of each year, can impact our sales.
Certain of our end markets experience seasonal fluctuations, which also affect our net sales and results of operations. For example, our sales to the agricultural end market, particularly in Canada, tend to peak in the second quarter in each year, depending in part on weather-related variations in demand for agricultural chemicals. Sales to other end markets such as paints and coatings may also be affected by changing seasonal weather conditions, the construction industry and automotive production. Demand for our oil, gas and mining products and services is affected by factors such as the level of exploration, drilling, development and production activity of, and the corresponding capital spending by, oil, gas and mining companies and oilfield service providers, and trends in oil, gas and mineral prices.
Executive Summary
Management is focused, in the near and long term, on the following priorities:
•growth through our sales force, utilizing our realigned sales territories;
•delivering technical and application development excellence through our global network of Solutions Centers;
•investing in, and continued advancement, of our digital capabilities, bringing value to customers and suppliers as we work to attain our goal of being the easiest to do business with;
•network optimization, as we progress with the integration of Nexeo, continuing to realize synergy cost savings;
•continuing to successfully achieve important ERP migration milestones;
•delivering on our commitment to focus on our core chemical and ingredient businesses through strategic divestitures and acquisitions globally; and
•strengthening our balance sheet and pursuing ways to deleverage.

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
Results of Operations
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

	Year Ended				Favorable (unfavorable)	% Change	Impact of currency*
(in millions)	December 31, 2019		December 31, 2018
Net sales	$9,286.9	100.0%	$8,632.5	100.0%	$654.4	7.6%	(1.7)%
Cost of goods sold (exclusive of depreciation)	7,146.1	76.9%	6,732.4	78.0%	(413.7)	6.1%	1.7%
Operating expenses:
Outbound freight and handling	364.8	3.9%	328.3	3.8%	(36.5)	11.1%	1.4%
Warehousing, selling and administrative	1,068.8	11.5%	931.4	10.8%	(137.4)	14.8%	14.5%
Other operating expenses, net	298.2	3.2%	73.5	0.9%	(224.7)	305.7%	1.0%
Depreciation	155.0	1.7%	125.2	1.5%	(29.8)	23.8%	1.3%
Amortization	59.7	0.6%	54.3	0.6%	(5.4)	9.9%	1.3%
Impairment charges	7.0	0.1%	—	—%	(7.0)	N/M	—%
Total operating expenses	$1,953.5	21.0%	$1,512.7	17.5%	$(440.8)	29.1%	1.6%
Operating income	$187.3	2.0%	$387.4	4.5%	$(200.1)	(51.7)%	(2.6)%
Other (expense) income:
Interest income	7.7	0.1%	3.2	—%	4.5	140.6%	(12.5)%
Interest expense	(147.2)	(1.6)%	(135.6)	(1.6)%	(11.6)	8.6%	0.4%
Gain on sale of business	41.4	0.4%	—	—%	41.4	N/M	—%
Loss on extinguishment of debt	(19.8)	(0.2)%	(0.1)	—%	(19.7)	N/M	—%
Other expense, net	(70.5)	(0.8)%	(32.7)	(0.4)%	(37.8)	115.6%	2.1%
Total other expense	$(188.4)	(2.0)%	$(165.2)	(1.9)%	$(23.2)	14.0%	0.5%
(Loss) income from continuing operations before income taxes	(1.1)	—%	222.2	2.6%	(223.3)	(100.5)%	(4.1)%
Income tax expense from continuing operations	104.5	1.1%	49.9	0.6%	(54.6)	109.4%	4.4%
Net (loss) income from continuing operations	$(105.6)	(1.1)%	$172.3	2.0%	$(277.9)	(161.3)%	(4.0)%
Net income from discontinued operations	5.4	0.1%	—	—%	5.4	N/M	—%
Net (loss) income	$(100.2)	(1.1)%	$172.3	2.0%	$(272.5)	(158.2)%	(4.1)%

* Foreign currency translation is included in the percentage change. Unfavorable impacts from foreign currency translation are designated with parentheses.
Net sales
Net sales were $9,286.9 million in the year ended December 31, 2019, an increase of $654.4 million, or 7.6%, from the year ended December 31, 2018. On a constant currency basis, net sales increased from the February 2019 Nexeo acquisition in USA, Canada and LATAM and the May 2018 Earthoil acquisition in EMEA. The increase was partially offset by lower sales volumes primarily due to lower global demand and by unfavorable changes in sales pricing due to chemical price deflation in USA, Canada and LATAM. Refer to the “Analysis of Segment Results” for additional information.

Gross profit (exclusive of depreciation)
Gross profit (exclusive of depreciation) increased $240.7 million, or 12.7%, to $2,140.8 million for the year ended December 31, 2019. The increase in gross profit (exclusive of depreciation) is attributable to changes in market and product mix and sales force execution. The increase in gross profit (exclusive of depreciation) from acquisitions was attributable to the February 2019 Nexeo acquisition in USA, Canada and LATAM segments and the May 2018 Earthoil acquisition in EMEA. Included in gross profit (exclusive of depreciation) is a $5.3 million charge in USA related to the inventory fair value step-up adjustment resulting from our February 2019 Nexeo acquisition and a $9.7 million benefit in LATAM related to the Brazil VAT recovery. Excluding these impacts, gross profit (exclusive of depreciation) increased $236.3 million, or 12.4%, to $2,136.4 million for the year ended December 31, 2019. Refer to the “Analysis of Segment Results” for additional information.
Outbound freight and handling
Outbound freight and handling expenses increased $36.5 million, or 11.1%, to $364.8 million for the year ended December 31, 2019. On a constant currency basis, outbound freight and handling expenses increased $40.9 million, or 12.5%, primarily due to the February 2019 Nexeo acquisition partially offset by lower sales volumes. Refer to the “Analysis of Segment Results” for additional information.
Warehousing, selling and administrative
Warehousing, selling and administrative expenses increased $137.4 million, or 14.8%, to $1,068.8 million for the year ended December 31, 2019. On a constant currency basis, the $153.9 million increase is primarily due to incremental expenses from the February 2019 Nexeo acquisition. These costs were partially offset by cost containment efforts across all of our segments. Refer to the “Analysis of Segment Results” for additional information.
Other operating expenses, net
Other operating expenses, net increased $224.7 million, or 305.7%, to $298.2 million for the year ended December 31, 2019. The increase was primarily due to higher acquisition and integration related expenses, expenses related to the saccharin legal settlement, higher other facility exit costs and higher other employee termination costs in connection with the February 2019 Nexeo acquisition. Refer to “Note 6: Other operating expenses, net” in Item 8 of this Annual Report on Form 10-K for additional information.
Depreciation and amortization
Depreciation expense increased $29.8 million, or 23.8%, to $155.0 million for the year ended December 31, 2019. On a constant currency basis, the increase of $31.4 million, or 25.1%, was primarily due to the February 2019 Nexeo acquisition and accelerated depreciation of legacy software.
Amortization expense increased $5.4 million, or 9.9%, to $59.7 million for the year ended December 31, 2019. On a constant currency basis, the increase of $6.1 million was primarily attributable to the February 2019 Nexeo acquisition.
Impairment charges
Impairment charges of $7.0 million were recorded in the year ended December 31, 2019 related to property, plant and equipment in connection with the announced closure of certain production facilities. Refer to “Note 16: Impairment charges” in Item 8 of this Annual Report on Form 10-K for additional information.
Interest expense
Interest expense increased $11.6 million, or 8.6%, to $147.2 million for the year ended December 31, 2019 primarily due to higher average outstanding borrowings in connection with the February 2019 Nexeo acquisition. Refer to “Note 18: Debt” in Item 8 of this Annual Report on Form 10-K for additional information.
Gain on sale of business
A gain of $41.4 million was recorded in the year ended December 31, 2019 related to the sale of the Environmental Sciences business. Refer to “Note 4: Discontinued operations and dispositions” in Item 8 of this Annual Report on Form 10-K for additional information.

Loss on extinguishment of debt
Loss on extinguishment of debt of $19.8 million for the year ended December 31, 2019 was due to the February and November 2019 debt refinancing and repayment activities.
Other expense, net
Other expense, net increased $37.8 million, or 115.6%, to $70.5 million for the year ended December 31, 2019. The change was primarily related to the increase in pension mark to market loss, losses on undesignated foreign currency derivative instruments, losses on interest rate swaps as well as the reduction in non-operating pension income. The change was partially offset by foreign currency denominated loan revaluation gains. Refer to “Note 8: Other expense, net” in Item 8 of this Annual Report on Form 10-K for additional information.
Income tax expense from continuing operations
Income tax expense was $104.5 million for the year ended December 31, 2019, resulting in an effective income tax rate of (9500.0)%, compared to the US federal statutory rate of 21.0%. The Company’s effective income tax rate for the year ended December 31, 2019 was primarily driven by increased international tax impacts, including those related to US tax reform and transactions with foreign subsidiaries, tax gain in excess of book gain on the sale of the Environmental Sciences business, nondeductible expenses, including the Saccharin legal settlement, the Nexeo shareholder settlement and state taxes. These increases to the effective income tax rate are partially offset by the release of valuation allowances on certain tax attributes.
Income tax expense was $49.9 million for the year ended December 31, 2018, resulting in an effective income tax rate of 22.5%. The Company’s effective income tax rate for the year ended December 31, 2018 was higher than the US federal statutory rate of 21.0%, primarily due to international tax impacts, including those related to US tax reform and state income taxes. These increases to the effective income tax rate are partially offset by the release of valuation allowances on certain tax attributes.
Net income from discontinued operations
Net income from discontinued operations was $5.4 million for the year ended December 31, 2019. Discontinued operations for 2019 represents one month of the Nexeo plastics distribution business. Refer to “Note 4: Discontinued operations and dispositions” in Item 8 of this Annual Report on Form 10-K for additional information.
Results of Reportable Business Segments
The Company’s operations are structured into four reportable segments that represent the geographic areas under which we operate and manage our business. Management believes Adjusted EBITDA is an important measure of operating performance, which is used as the primary basis for the chief operating decision maker to evaluate the performance of each of our reportable segments. We believe certain other financial measures that are not calculated in accordance with US GAAP provide relevant and meaningful information concerning the ongoing operating results of the Company. These financial measures include gross profit (exclusive of depreciation), adjusted gross profit (exclusive of depreciation), gross margin and adjusted gross margin. Such non-GAAP financial measures are used from time to time herein but should not be viewed as a substitute for GAAP measures of performance. See “Note 23: Segments” in Item 8 of this Annual Report on Form 10-K and “Analysis of Segment Results” within this Item for additional information.
Analysis of Segment Results
USA

	Year ended December 31,		Favorable (unfavorable)	% Change
(in millions)	2019	2018
Net sales:
External customers	$5,828.5	$4,961.0	$867.5	17.5%
Inter-segment	100.2	126.6	(26.4)	(20.9)%
Total net sales	$5,928.7	$5,087.6	$841.1	16.5%
Cost of goods sold (exclusive of depreciation)	4,550.9	3,959.3	(591.6)	14.9%
Inventory step-up adjustment (1)	5.3	—	(5.3)	N/M
Outbound freight and handling	254.6	215.6	(39.0)	18.1%
Warehousing, selling and administrative	673.8	536.3	(137.5)	25.6%
Adjusted EBITDA	$454.7	$376.4	$78.3	20.8%

	Year ended December 31,		Favorable (unfavorable)	% Change
(in millions)	2019	2018
Gross profit (exclusive of depreciation):
Net sales	$5,928.7	$5,087.6	$841.1	16.5%
Cost of goods sold (exclusive of depreciation)	4,550.9	3,959.3	(591.6)	14.9%
Gross profit (exclusive of depreciation)	$1,377.8	$1,128.3	$249.5	22.1%
Inventory step-up adjustment (1)	5.3	—	(5.3)	N/M
Adjusted gross profit (exclusive of depreciation) (1)	$1,383.1	$1,128.3	$254.8	22.6%

(1)See definition of adjusted gross profit (exclusive of depreciation) at the end of this Item under “Non-GAAP Financial Measures.” Adjusted gross profit (exclusive of depreciation) excludes the inventory fair value step-up adjustment resulting from our February 2019 Nexeo acquisition.
External sales in the USA segment were $5,828.5 million, an increase of $867.5 million, or 17.5%, in the year ended December 31, 2019. External sales increased primarily due to the February 2019 Nexeo acquisition, partially offset by lower sales volumes attributable to soft demand.
Gross profit (exclusive of depreciation) increased $249.5 million, or 22.1%, to $1,377.8 million in the year ended December 31, 2019. Gross profit (exclusive of depreciation) increased due to the February 2019 Nexeo acquisition and due to favorable changes in pricing and product mix, partially offset by lower sales volumes. Excluding the $5.3 million impact related to the inventory fair value step-up adjustment from the Nexeo acquisition, adjusted gross profit (exclusive of depreciation) increased $254.8 million, or 22.6%, to $1,383.1 million. Both gross margin and adjusted gross margin increased during the year ended December 31, 2019 due to the beneficial impact of product mix, sales force execution and margin management efforts.
Outbound freight and handling expenses increased $39.0 million, or 18.1%, to $254.6 million in the year ended December 31, 2019 primarily due to the February 2019 Nexeo acquisition partially offset by lower sales volumes.
Warehousing, selling and administrative expenses increased $137.5 million, or 25.6%, to $673.8 million in the year ended December 31, 2019 primarily due to incremental expenses from the February 2019 Nexeo acquisition. The increase was also attributable to higher environmental remediation expense partially offset by strong cost containment. Warehousing, selling and administrative expenses as a percentage of external sales increased from 10.8% in the year ended December 31, 2018 to 11.6% in the year ended December 31, 2019.
Adjusted EBITDA increased by $78.3 million, or 20.8%, to $454.7 million in the year ended December 31, 2019 primarily as a result of higher gross profit (exclusive of depreciation). Adjusted EBITDA margin increased from 7.6% in the year ended December 31, 2018 to 7.8% in the year ended December 31, 2019 primarily as a result of higher gross margin, partially offset by increased operating expenses as a percentage of sales.
Canada

	Year ended December 31,		Favorable (unfavorable)	% Change
(in millions)	2019	2018
Net sales:
External customers	$1,217.8	$1,302.3	$(84.5)	(6.5)%
Inter-segment	6.2	9.3	(3.1)	(33.3)%
Total net sales	$1,224.0	$1,311.6	$(87.6)	(6.7)%
Cost of goods sold (exclusive of depreciation)	990.3	1,080.1	89.8	(8.3)%
Outbound freight and handling	41.9	42.5	0.6	(1.4)%
Warehousing, selling and administrative	91.6	84.3	(7.3)	8.7%
Adjusted EBITDA	$100.2	$104.7	$(4.5)	(4.3)%

	Year ended December 31,		Favorable (unfavorable)	% Change
(in millions)	2019	2018
Gross profit (exclusive of depreciation):
Net sales	$1,224.0	$1,311.6	$(87.6)	(6.7)%
Cost of goods sold (exclusive of depreciation)	990.3	1,080.1	89.8	(8.3)%
Gross profit (exclusive of depreciation)	$233.7	$231.5	$2.2	1.0%

External sales in the Canada segment were $1,217.8 million, a decrease of $84.5 million, or 6.5%, in the year ended December 31, 2019. On a constant currency basis, external sales decreased $55.6 million, or 4.3%, primarily due to lower sales volumes attributable to the weather-impacted agriculture market as well as lower demand from Canada's energy sector. The decrease also resulted from lower average selling prices due to chemical price deflation and changes in market and product mix, partially offset by the increase due to the February 2019 Nexeo acquisition.
Gross profit (exclusive of depreciation) increased $2.2 million, or 1.0%, to $233.7 million in the year ended December 31, 2019. On a constant currency basis, gross profit (exclusive of depreciation) increased $7.7 million, or 3.3%, due to contributions from the February 2019 Nexeo acquisition, partially offset by lower sales volumes in agriculture. Gross margin increased from 17.8% in the year ended December 31, 2018 to 19.2% in the year ended December 31, 2019 as a result of higher margins on certain commodity chemicals.
Outbound freight and handling expenses decreased $0.6 million, or 1.4%, to $41.9 million in the year ended December 31, 2019 due to lower sales volumes.
Warehousing, selling and administrative expenses increased by $7.3 million, or 8.7%, to $91.6 million in the year ended December 31, 2019 primarily due to incremental expenses from the February 2019 Nexeo acquisition. Warehousing, selling and administrative expenses as a percentage of external sales increased from 6.5% in the year ended December 31, 2018 to 7.5% in the year ended December 31, 2019 due to higher bad debt charges and higher maintenance and repair expenses. On a constant currency basis, warehousing, selling and administrative expenses increased $9.4 million, or 11.2%.
Adjusted EBITDA decreased by $4.5 million, or 4.3%, to $100.2 million in the year ended December 31, 2019. On a constant currency basis, Adjusted EBITDA decreased $2.1 million, or 2.0%, primarily due to lower demand in the agriculture and energy sector. Adjusted EBITDA margin increased from 8.0% in the year ended December 31, 2018 to 8.2% in the year ended December 31, 2019, primarily as a result of higher margins on certain commodity chemicals.
EMEA

	Year ended December 31,		Favorable (unfavorable)	% Change
(in millions)	2019	2018
Net sales:
External customers	$1,785.5	$1,975.7	$(190.2)	(9.6)%
Inter-segment	3.3	4.0	(0.7)	(17.5)%
Total net sales	$1,788.8	$1,979.7	$(190.9)	(9.6)%
Cost of goods sold (exclusive of depreciation)	1,363.9	1,525.6	161.7	(10.6)%
Outbound freight and handling	59.1	62.4	3.3	(5.3)%
Warehousing, selling and administrative	222.5	240.5	18.0	(7.5)%
Adjusted EBITDA	$143.3	$151.2	$(7.9)	(5.2)%

	Year ended December 31,		Favorable (unfavorable)	% Change
(in millions)	2019	2018
Gross profit (exclusive of depreciation):
Net sales	$1,788.8	$1,979.7	$(190.9)	(9.6)%
Cost of goods sold (exclusive of depreciation)	1,363.9	1,525.6	161.7	(10.6)%
Gross profit (exclusive of depreciation)	$424.9	$454.1	$(29.2)	(6.4)%

External sales in the EMEA segment were $1,785.5 million, a decrease of $190.2 million, or 9.6%, in the year ended December 31, 2019. On a constant currency basis, external sales decreased $88.5 million, or 4.5%, primarily due to lower sales volumes attributable to soft demand, partially offset by incremental sales from the May 2018 Earthoil acquisition.
Gross profit (exclusive of depreciation) decreased $29.2 million, or 6.4%, to $424.9 million in the year ended December 31, 2019. On a constant currency basis, gross profit (exclusive of depreciation) decreased $5.5 million, or 1.2%, due to lower sales volumes and increased market pressure in the pharmaceutical finished goods product line. Gross margin increased from 23.0% in the year ended December 31, 2018 to 23.8% in the year ended December 31, 2019 primarily due to the favorable change in product mix and margin management initiatives.
Outbound freight and handling expenses decreased $3.3 million, or 5.3%, to $59.1 million. On a constant currency basis, outbound freight and handling expenses remained flat.

Warehousing, selling and administrative expenses decreased $18.0 million, or 7.5%, to $222.5 million in the year ended December 31, 2019, and increased as a percentage of external sales from 12.2% in the year ended December 31, 2018 to 12.5% in the year ended December 31, 2019. On a constant currency basis, operating expenses decreased $5.7 million, or 2.4%.
Adjusted EBITDA decreased by $7.9 million, or 5.2%, to $143.3 million in the year ended December 31, 2019. On a constant currency basis, Adjusted EBITDA increased $0.2 million, or 0.1%, primarily due effective cost containment partially offset by soft demand. In the year ended December 31, 2019, the pharmaceutical finished goods product line represented approximately 27% of Adjusted EBITDA in the EMEA segment, declining from approximately 30% in prior year due to increased market pressures. Adjusted EBITDA margin increased from 7.7% in the year ended December 31, 2018 to 8.0% in the year ended December 31, 2019.
LATAM

	Year ended December 31,		Favorable (unfavorable)	% Change
(in millions)	2019	2018
Net sales:
External customers	$455.1	$393.5	$61.6	15.7%
Inter-segment	—	0.2	(0.2)	(100.0)%
Total net sales (1)	$455.1	$393.7	$61.4	15.6%
Cost of goods sold (exclusive of depreciation)	350.7	307.5	(43.2)	14.0%
Outbound freight and handling	9.2	7.8	(1.4)	17.9%
Warehousing, selling and administrative	50.8	45.1	(5.7)	12.6%
Brazil VAT recovery (1)	(8.3)	—	8.3	N/M
Adjusted EBITDA (1)	$36.1	$33.3	$2.8	8.4%

	Year ended December 31,		Favorable (unfavorable)	% Change
(in millions)	2019	2018
Gross profit (exclusive of depreciation):
Net sales	$455.1	$393.7	$61.4	15.6%
Cost of goods sold (exclusive of depreciation)	350.7	307.5	(43.2)	14.0%
Gross profit (exclusive of depreciation) (1)	$104.4	$86.2	$18.2	21.1%
Brazil VAT recovery (1)	(9.7)	—	9.7	N/M
Adjusted gross profit (exclusive of depreciation)	$94.7	$86.2	$8.5	9.9%

(1)Included in net sales and gross profit (exclusive of depreciation) is a $9.7 million benefit related to a Brazil VAT recovery. The benefit of $8.3 million, net of associated fees, is excluded from Adjusted EBITDA. See “Note 21: Commitments and contingencies” in Item 8 of this Annual Report on Form 10-K for further information regarding the Brazil VAT recovery for the year ended December 31, 2019.
External sales in the LATAM segment were $455.1 million, an increase of $61.6 million, or 15.7%, in the year ended December 31, 2019. On a constant currency basis, external sales increased $75.6 million, or 19.2%, which includes $9.7 million related to the Brazil VAT recovery. The increase was also due to the February 2019 Nexeo acquisition along with contributions from the Brazilian agriculture sector.
Gross profit (exclusive of depreciation) increased $18.2 million, or 21.1%, to $104.4 million in the year ended December 31, 2019. On a constant currency basis, gross profit (exclusive of depreciation) increased $22.5 million, or 26.1%, primarily due to the Brazil VAT recovery impact of $9.7 million and the February 2019 Nexeo acquisition. Excluding the $9.7 million impact related to the Brazil VAT recovery, adjusted gross profit (exclusive of depreciation) increased $8.5 million, or 9.9%, to $94.7 million. Gross margin inclusive of the Brazil VAT recovery increased from 21.9% to 22.9% and excluding the Brazil VAT recovery decreased from 21.9% to 21.3% in the year ended December 31, 2018 when compared to December 31, 2019.
Outbound freight and handling expenses increased $1.4 million, or 17.9%, to $9.2 million in the year ended December 31, 2019 primarily due to incremental expenses from the February 2019 Nexeo acquisition and higher sales volumes.
Warehousing, selling and administrative expenses increased $5.7 million, or 12.6%, to $50.8 million in the year ended December 31, 2019 and decreased as a percentage of external sales from 11.5% in the year ended December 31, 2018 to 11.2% in the year ended December 31, 2019. On constant currency basis, warehousing, selling and administrative expenses increased

$7.6 million, or 16.9%, primarily due to incremental expenses from the February 2019 Nexeo acquisition as well as from associated fees related to the Brazil VAT recovery, partially offset by strong cost control.
Adjusted EBITDA increased by $2.8 million, or 8.4%, to $36.1 million in the year ended December 31, 2019. On a constant currency basis, Adjusted EBITDA increased $5.0 million, or 15.0%, primarily as a result of higher gross profit (exclusive of depreciation). Adjusted EBITDA margin inclusive of the Brazil VAT recovery decreased from 8.5% to 7.9% and excluding the Brazil VAT recovery decreased from 8.5% to 8.1% in the year ended December 31, 2018 when compared to December 31, 2019.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from our operations as well as borrowings under our committed credit facilities. As of December 31, 2019, our total liquidity was approximately $931.2 million, comprised of $600.9 million available under our credit facilities and $330.3 million of cash and cash equivalents. Our primary liquidity and capital resource needs are to service our debt and to finance working capital, capital expenditures, other liabilities and general corporate purposes. We have significant working capital needs, although we have implemented several initiatives to improve our working capital and reduce the related financing requirements. The nature of our business, however, requires that we maintain inventories that enable us to deliver products to fill customer orders. As of December 31, 2019, we maintained inventories of $796.0 million, equivalent to approximately 43.6 days of sales.
Total debt as of December 31, 2019 was $2,714.5 million, consisting of senior term loans, asset backed loans, senior unsecured notes, finance lease obligations and short-term financing. We may from time to time repurchase our debt or take other steps to reduce our debt or interest cost. These actions may include open market repurchases, negotiated repurchases or opportunistic refinancing of debt. The amount of debt, if any, that may be repurchased or refinanced will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations. Refer to “Note 18: Debt” in Item 8 of this Annual Report on Form 10-K for further information.
Our defined benefit pension plans had an underfunded status of $234.4 million and $212.4 million as of December 31, 2019 and 2018, respectively. Based on current projections of minimum funding requirements, we expect to make cash contributions of $22.9 million to our defined benefit pension plans in 2020. The timing for any such requirement in future years is uncertain given the implicit uncertainty regarding the future developments of factors described in “Risk Factors” in Item 1A of this Annual Report on Form 10-K.
As a result of the 2017 US Tax Act, the Company recorded in 2017 a one-time Section 965 repatriation tax of $76.5 million. After offsetting allowable tax credits, we elected to pay the remaining balance of $14.9 million over eight years, of which $9.2 remains at December 31, 2019.
We expect our 2020 capital expenditures for maintenance, safety and cost improvements and investments in our digital capabilities to be approximately $120 million to $130 million. Interest payments for 2020 are expected to be $115 million to $130 million. We expect to fund our capital expenditures and our interest payments with cash from operations or cash on hand.
We believe funds provided by our primary sources of liquidity will be adequate to meet our liquidity and capital resource needs for at least the next 12 months under current operating conditions.
Cash Flows
The following table presents a summary of our cash flow activity:

	Year Ended December 31,
(in millions)	2019	2018	2017
Net cash provided by operating activities	$363.9	$289.9	$282.6
Net cash used by investing activities	(433.1)	(99.0)	(79.1)
Net cash provided (used) by financing activities	295.2	(518.3)	(112.4)
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Cash Provided by Operating Activities
Cash provided by operating activities increased $74.0 million to $363.9 million for the year ended December 31, 2019 from $289.9 million for the year ended December 31, 2018. The increase is primarily due to changes in trade working capital and prepaid expenses and other current assets, partially offset by changes in net income, exclusive of non-cash items. The change in net income, exclusive of non-cash items, provided net cash outflows of $238.4 million related to reduced cash inflows when compared to the change in the prior year. Net income, exclusive of non-cash items, provided net cash inflows of $150.0 million and $388.4 million for the years ended December 31, 2019 and December 31, 2018, respectively.

The change in trade working capital, which includes trade accounts receivable, net, inventories, and trade accounts payable, provided net cash inflows of $233.5 million when compared to the change in the prior year. Trade working capital provided cash inflows of $195.1 million for the year end December 31, 2019 compared to cash outflows of $38.4 million for the year ended December 31, 2018. Cash inflows from trade accounts receivable, net is attributable to improvements in the timing of customer payments and reduced sales volumes, excluding acquisitions, during the current year. Inventory cash inflows on a year-over-year basis are primarily related to reductions in the USA segment inventories due to reduced sales volumes and favorable supplier partner pricing. The year-over-year cash outflows related to trade accounts payable are primarily attributable to decreased inventory purchases in the current year.
The change in prepaid expenses and other current assets is primarily due to payment timing differences and favorable changes in expected product returns from customers. The change in pension and other postretirement benefit liabilities is primarily due to unfavorable changes in actuarial valuations, partially offset by favorable changes in expected returns on plan assets.
Cash Used by Investing Activities
Cash used by investing activities increased $334.1 million to $433.1 million for the year ended December 31, 2019 from $99.0 million for the year ended December 31, 2018. The increase is primarily related to the acquisition of the Nexeo business in 2019, net of the proceeds received for the sale and dispositions of Nexeo Plastics and the Environmental Sciences business. In 2018, the Company acquired Earthoil and Kemetyl. Refer to “Note 3: Business combinations” and “Note 4: Discontinued operations and dispositions” in Item 8 of this Annual Report on Form 10-K for additional information related to the Company's acquisitions and dispositions.
Cash Provided (Used) by Financing Activities
Cash provided (used) by financing activities increased $813.5 million to cash provided of $295.2 million for the year ended December 31, 2019 from cash used of $518.3 million for the year ended December 31, 2018. The increase in financing cash flows is primarily due to raising additional debt to finance the February 2019 Nexeo acquisition and debt refinancing activities that occurred during the fourth quarter of 2019. The increase in financing activities were partially offset by increased debt repayments primarily due to the sale of Nexeo Plastics, where proceeds were used to pay down debt, and 2019 fourth quarter refinancing activities. Refer to “Note 18: Debt” in Item 8 of this Annual Report on Form 10-K for additional information related to the Company’s debt.
Contractual Obligations and Commitments
Our contractual obligations and commitments as of December 31, 2019 are as follows:

	Payment Due by Period
(in millions)	Total	2020	2021 - 2022	2023 - 2024	Thereafter
Short-term financing (1)	$0.7	$0.7	$—	$—	$—
Finance leases	74.6	22.6	34.6	11.1	6.3
Long-term debt, including current maturities (1)	2,668.9	4.0	138.9	1,646.0	880.0
Interest (2)	560.4	111.7	204.5	159.9	84.3
Minimum operating lease payments	185.2	53.6	73.1	33.8	24.7
Estimated environmental liability payments (3)	84.3	25.0	19.1	12.9	27.3
2017 US repatriation tax	9.2	—	2.5	6.7	—
Other (4)	112.6	54.6	28.0	30.0	—
Total (5)	$3,695.9	$272.2	$500.7	$1,900.4	$1,022.6

(1)See “Note 18: Debt” in Item 8 of this Annual Report on Form 10-K for additional information.
(2)Interest payments on debt are calculated for future periods using interest rates in effect as of December 31, 2019 and obligations on that date. Projected interest payments include the related effects of interest rate swap agreements. Certain of these projected interest payments may differ in the future based on changes in floating interest rates, foreign currency fluctuations or other factors or events.
(3)Included in the less than one year category is $11.7 million related to environmental liabilities for which the timing is uncertain. The timing of payments is unknown and could differ based on future events. For more information see “Note 21: Commitments and contingencies” in Item 8 of this Annual Report on Form 10-K.
(4)Commitments related to capital expenditures and other contractual obligations.
(5)This table excludes our pension and postretirement medical benefit obligations. Based on current projections of minimum funding requirements, we expect to make cash contributions of $22.9 million to our defined benefit pension plans in the year ended December 31, 2020. The timing for any such requirement in future years is uncertain given the implicit uncertainty regarding the future developments of factors described in “Risk Factors” in Item 1A of this Annual Report on Form 10-K and “Note 11: Employee benefit plans” in Item 8 of this Annual Report on Form 10-K.

We expect that we will be able to fund our remaining obligations and commitments with cash flow from operations. To the extent we are unable to fund these obligations and commitments with cash flow from operations; we intend to fund these obligations and commitments with proceeds from available borrowing capacity under our New Senior ABL Facility or under future financings.
Off-Balance Sheet Arrangements
With the exception of letters of credit, we had no material off-balance sheet arrangements as of December 31, 2019.
Critical Accounting Estimates
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.
Our significant accounting policies are described in “Note 2: Significant accounting policies” in Item 8 of this Annual Report on Form 10-K. We consider an accounting estimate to be critical if that estimate requires that we make assumptions about matters that are highly uncertain at the time we make that estimate and if different estimates that we could reasonably have used or changes in accounting estimates that are reasonably likely to occur could materially affect our consolidated financial statements. Our critical accounting estimates are as follows:
Goodwill
We perform an annual impairment assessment of goodwill at the reporting unit level as of October 1 of each year, or more frequently if indicators of potential impairment exist. The analysis may include both qualitative and quantitative factors to assess the likelihood of an impairment. The reporting unit’s carrying value used in an impairment test represents the assignment of various assets and liabilities, excluding certain corporate assets and liabilities, such as cash, investments, and debt.
Qualitative factors include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit. Additionally, as part of this assessment, we may perform a quantitative analysis to support the qualitative factors above by applying sensitivities to assumptions and inputs used in measuring a reporting unit’s fair value.
Our quantitative impairment test considers both the income approach and the market approach to estimate a reporting unit’s fair value. Significant estimates include forecasted EBITDA, market segment growth rates, estimated costs, and discount rates based on a reporting unit's weighted average cost of capital (“WACC”). The use of different assumptions, estimates or judgments could significantly impact the estimated fair value of a reporting unit, and therefore, impact the excess fair value above carrying value of the reporting unit.
We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available market data. In the current year, the fair value of the Canada reporting unit, exceeded the carrying value by 11 percent. Key assumptions in our goodwill impairment test include an 11 percent estimated WACC for the Canada business and a residual growth rate of 2.5 percent. A 100 basis point change in the discount rate and a terminal growth assumption of zero would not have reduced the fair values of the Canada reporting unit below carrying value. The fair value for all other reporting units substantially exceeds their carrying value.
Business Combinations
We allocate the purchase price paid for assets acquired and liabilities assumed in connection with our acquisitions based on their estimated fair values at the time of acquisition. This allocation involves a number of assumptions, estimates, and judgments in determining the fair value, as of the acquisition date, of the following:
•intangible assets, including the valuation methodology, estimations of future cash flows, discount rates, recurring revenues attributed to customer relationships, and our assumed market segment share, as well as the estimated useful life of intangible assets;
•deferred tax assets and liabilities, uncertain tax positions, and tax-related valuation allowances;
•inventory; property, plant and equipment; pre-existing liabilities or legal claims; and
•goodwill as measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed.
Our assumptions and estimates are based upon comparable market data and information obtained from our management and the management of the acquired companies. We allocate goodwill to the reporting units of the business that are expected to benefit from the business combination.

Purchase Accounting for the Nexeo Solutions Acquisition
Our acquisition of Nexeo Solutions in 2019 was accounted for with ASC Topic 805, Business Combinations, as amended. As of December 31, 2019, the allocation of the purchase price to the acquired assets and assumed liabilities was considered preliminary. See “Note 3: Business combinations” in Item 8 of this Annual Report on Form 10-K for additional information.
Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, and we utilized an independent valuation expert in the valuation of the tangible and intangible assets. Critical estimates used in valuing tangible and intangible assets include, but are not limited to, future expected cash flows, discount rates, market prices and asset lives. The valuation of customer relationships utilized an income approach, using an excess earnings methodology. Additionally, the total recurring revenue attributable to the customer relationship was based upon the relative split between specialty and commodity chemicals. Key assumptions used in the business enterprise valuation include the forecasted cash flows discounted using the WACC, which reflects the macroeconomic, industry and geographic factors of the risk of achieving the forecasted cash flows, and ranged from 10.5 percent to 19.0 percent, depending on the country.
Environmental Liabilities
We recognize environmental liabilities for probable and reasonably estimable losses associated with environmental remediation. The estimated environmental liability includes incremental direct costs of investigations, remediation efforts and post-remediation monitoring. The total environmental reserve at December 31, 2019 and 2018 was $78.7 million and $83.5 million, respectively. See “Note 21: Commitments and contingencies” in Item 8 of this Annual Report on Form 10-K.
Our environmental reserves are subject to numerous uncertainties that affect our ability to estimate our costs, or our share of costs if multiple parties are responsible. These uncertainties involve the legal, regulatory and enforcement parameters governing environmental assessment and remediation, the nature and extent of contamination at these sites, the extent and cost of assessment and remediation efforts required, our insurance coverage for these sites and, in the case of sites with multiple responsible parties, the number and financial strength of those parties. In addition, our determination as to whether a loss is probable may change, particularly as new facts emerge as to the causes of contamination. We evaluate each environmental site as new information and facts become available and make adjustments to reserves based upon our assessment of these factors, using technical experts, legal counsel and other specialists.
Defined Benefit Pension and Other Postretirement Obligations
We sponsor defined benefit pension plans in the US and other countries. The accounting for these plans depends on assumptions made by management, which are used by actuaries we engage to calculate the projected and accumulated benefit obligations and the annual expense recognized for these plans. These assumptions include discount rates, expected return on assets, mortality and retirement rates and for certain plans, rates for compensation increases. Actual experience different from those estimated assumptions can result in the recognition of gains and losses in earnings as our accounting policy is to recognize changes in the fair value of plan assets and each plan’s projected benefit obligation in the fourth quarter of each year (the “mark to market” adjustment), unless an earlier remeasurement is required. For the year ended December 31, 2019 and 2018, we recorded a mark to market loss of $50.9 million and $34.9 million, respectively. See “Note 11: Employee benefit plans” in Item 8 of this Annual Report on Form 10-K for additional information.
Due to the phasing out of benefits under our postretirement plans, changes in assumptions have an immaterial effect on that obligation.
A change in the assumed discount rate and return on plan asset rate would have the following effects:

		Increase (decrease) in
(in millions)	Percentage Change	2020 Net Benefit Cost	2019 Pension Benefit Obligation
Discount rate	25 bps decrease	$(2.0)	$51.4
Discount rate	25 bps increase	1.8	(48.4)
Expected return on plan assets	100 bps decrease	10.4	N/A
Expected return on plan assets	100 bps increase	(10.4)	N/A
Income Taxes
The Company is subject to income taxes in the jurisdictions in which it sells products and earn revenues. We record income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the future tax consequences to temporary differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or paid. A reduction of the carrying values of deferred tax assets by a valuation allowance is required if, based on the available evidence, it is more likely than not that such assets will not be realized. In evaluating the Company’s ability to realize its deferred tax assets, in full or in part, the Company considered all available positive and negative evidence, including its past operating results, forecasted and appropriate character of future taxable income, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused and feasible tax strategies. The Company has a valuation allowance on certain deferred tax assets, primarily related to foreign tax credits, net operating loss carry forwards and deferred interest.
Effective in 2018, the Company is subject to global intangible low tax income (“GILTI”), which is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. We elect to treat taxes due on future US inclusions in taxable income related to GILTI as a current-period expense when incurred and during the year ended December 31, 2019 and 2018, we recorded $22.8 million and $19.9 million, respectively, due to the impact of GILTI.
Recently Issued Accounting Pronouncements
See “Note 2: Significant accounting policies” in Item 8 of this Annual Report on Form 10-K.
Non-GAAP Financial Measures
We monitor the results of our reportable segments separately for the purposes of making decisions about resource allocation and performance assessment. We evaluate performance using Adjusted EBITDA. We define Adjusted EBITDA as consolidated net (loss) income, plus the sum of net income from discontinued operations, net interest expense, income tax expense, depreciation, amortization, impairment charges, loss on extinguishment of debt, other operating expenses, net, and other expense, net (see “Note 6: Other operating expenses, net” and “Note 8: Other expense, net” in Item 8 of this Annual Report on Form 10-K for additional information), and in 2019, inventory step-up adjustment and Brazil VAT recovery. For a reconciliation of the non-GAAP financial measures to its most comparable GAAP measure, see below and “Analysis of Segment Results” within this Item and for a reconciliation of net (loss) income to Adjusted EBITDA, the most comparable measure calculated in accordance with GAAP, see “Note 23: Segments” to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
We believe that other financial measures that do not comply with US GAAP provide relevant and meaningful information concerning the ongoing operating results of the Company. These financial measures include gross profit (exclusive of depreciation), adjusted gross profit (exclusive of depreciation), gross margin, adjusted gross margin and Adjusted EBITDA margin. We define these financial measures as follows:
•Gross profit (exclusive of depreciation): net sales less cost of goods sold (exclusive of depreciation);
•Adjusted gross profit (exclusive of depreciation): net sales less cost of goods sold (exclusive of depreciation) plus inventory step-up adjustment and Brazil VAT recovery;
•Gross margin: gross profit (exclusive of depreciation) divided by external sales on a segment level and by net sales on a consolidated level;
•Adjusted gross margin: adjusted gross profit (exclusive of depreciation) divided by external sales on a segment level and by net sales on a consolidated level; and
•Adjusted EBITDA margin: Adjusted EBITDA divided by external sales on a segment level and by net sales on a consolidated level.
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

The following is a quantitative reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net (loss) income:

	Year ended December 31,
(in millions)	2019	2018	2017	2016	2015
Net (loss) income	$(100.2)	$172.3	$119.8	$(68.4)	$16.5
Net (income) loss from discontinued operations	(5.4)	—	—	—	—
Depreciation and amortization	214.7	179.5	200.4	237.9	225.0
Interest expense, net	139.5	132.4	148.0	159.9	207.0
Income tax expense (benefit) from continuing operations	104.5	49.9	49.0	(11.2)	10.2
EBITDA	$353.1	$534.1	$517.2	$318.2	$458.7
Acquisition and integration related expenses	152.1	22.0	3.1	5.5	7.1
Saccharin legal settlement	62.5	—	—	—	—
(Gain) loss on sale of business, property, plant and equipment and other assets (1)	(51.3)	2.0	(11.3)	(0.7)	(2.8)
Pension mark to market loss (2)	50.4	34.2	3.8	68.6	21.1
Pension curtailment and settlement gains (2)	(1.3)	—	(9.7)	(1.3)	(4.0)
Non-operating retirement benefits (2)	(2.2)	(11.0)	(9.9)	(15.3)	(26.8)
Restructuring, employee severance and other facility closure costs (3)	40.9	21.2	13.6	8.0	33.8
Stock-based compensation expense	25.1	20.7	19.7	10.4	7.5
Loss (gain) on undesignated derivative contracts (6)	26.7	(1.1)	1.9	(8.3)	10.7
Loss on extinguishment of debt and debt refinancing costs (4)	21.0	0.1	9.1	—	28.6
Brazil VAT recovery	(8.3)	—	—	—	—
Foreign currency (gains) losses (6)	(7.4)	7.5	22.5	14.3	(8.1)
Impairment charges (5)	7.0	—	—	133.9	—
Inventory step-up adjustment	5.3	—	—	—	—
Other operating and non-operating expenses (3)(6)	30.6	10.7	10.4	8.7	18.5
Business transformation costs	—	—	23.4	5.4	—
Contract termination and advisory fees to CVC & CD&R	—	—	—	—	29.0
Adjusted EBITDA	$704.2	$640.4	$593.8	$547.4	$573.3

(1)Refer to the consolidated statement of operations and “Note 6: Other operating expenses, net” in Item 8 of this Annual Report on Form 10-K for more information.
(2)Represents charges or gains recorded for both the defined benefit pension and other postretirement benefit plans (“The Plans”). The Plans' mark to market loss is measured and recognized in its entirety within the statement of operations annually on December 31 and results from changes in actuarial assumptions and plan experience between the prior and current measurement dates, as well as the difference between the expected return on plan assets and the actual return on plan assets. For 2019, the pension mark to market loss of $50.4 million reflects a measurement loss of $169.1 million resulting from changes since the prior measurement date in actuarial assumptions and plan experience, offset by the difference between the expected and actual return on plan assets of $118.7 million attributable to the performance of plan assets during 2019. See “Note 11: Employee benefit plans” in Item 8 of this Annual Report on Form 10-K for additional information on pension mark to market loss, pension curtailment and settlement gains and non-operating retirement benefits.
(3)Refer to “Note 6: Other operating expenses, net” in Item 8 of this Annual Report on Form 10-K for more information.
(4)Refer to the consolidated statement of operations and “Note 8: Other expense, net” in Item 8 of this Annual Report on Form 10-K for more information.
(5)The 2016 impairment charges primarily related to the impairment of intangible assets and property, plant and equipment. See “Note 16: Impairment charges” in Item 8 on this Annual Report on Form 10-K for further information regarding the year ended December 31, 2019.
(6)Refer to “Note 8: Other expense, net” in Item 8 of this Annual Report on Form 10-K for more information.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial Risk Management Objectives and Policies
The principal risks arising from our financial instruments are interest rate and foreign currency risk. We use derivative financial instruments to reduce exposure to fluctuations in foreign exchange rates and interest rates in certain limited circumstances described below. We follow a strict policy that prohibits trading in financial instruments other than to acquire and manage these hedging positions. We do not hold or issue derivative or other financial instruments for speculative purposes, or to hedge translation risk.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. Under our hedging policy, we seek to maintain an appropriate amount of fixed-rate debt obligations, either directly or effectively through interest rate derivative contracts that fix the interest rate payable on all or a portion of our floating rate debt obligations. We assess the anticipated mix of the fixed versus floating amount of debt once a year, in connection with our annual budgeting process, with the purpose of hedging variability of interest expense and interest payments on our variable rate bank debt and maintaining a mix of both fixed and floating rate debt. As of December 31, 2019, approximately 81% of our debt was fixed rate after consideration of interest rate swap contracts. Refer to “Note 18: Debt” in Item 8 of this Annual Report on Form 10-K for additional information.
Below is a chart showing the sensitivity of both a 100 basis point and 200 basis point increase in interest rates (including the impact of derivatives), with other variables held constant on our earnings before tax.

(in millions)	Year Ended December 31, 2019
100 basis point increase in variable interest rates	$5.2
200 basis point increase in variable interest rates	10.4
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
Additionally, our investments in EMEA, Canada and LATAM are subject to foreign currency risk. Currency fluctuations result in non-cash gains and losses that do not impact income before income taxes, but instead are recorded as accumulated other comprehensive loss in equity in our consolidated balance sheet. We do not hedge our investment in non-US entities because those investments are viewed as long-term in nature.
The majority of our currency risk arising on cash, accounts receivable, accounts payable and loan balances denominated in currencies other than those which we record the financial results for a business operation stem from exposures to the US dollar, euro or British pound sterling. The following table illustrates the sensitivity of our 2019 consolidated earnings before income taxes (including the impact of foreign currency derivative instruments), to a 10% increase in the value of the US dollar, euro, and British pound sterling with all other variables held constant.

(in millions)	Year ended December 31, 2019
10% strengthening of US dollar	$2.3
10% strengthening of Euro	(0.4)
10% strengthening of British pound	(0.3)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Univar Solutions Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Univar Solutions Inc. as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated February 25, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Environmental Liabilities
Description of the Matter	At December 31, 2019, the Company’s environmental liability balance was $78.7 million. As discussed in Note 21 of the financial statements, the Company is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively “environmental remediation work”) at approximately 130 locations. In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; required scope and estimated costs of remediation; the interpretation, application and enforcement of laws and regulations; the development of alternative cleanup technologies and methods; and the level of the Company’s responsibility for remediating at various sites.

Auditing management’s accrual for environmental liabilities was especially challenging because it involves judgmental underlying assumptions, including remediation methods, remediation time horizon and remediation cost estimates. These assumptions have a significant effect on the accrual for environmental liabilities.

How we addressed the Matter in Our Audit	We tested management’s controls that address the risks of material misstatement relating to the measurement and valuation of the environmental liabilities. For example, we tested controls over management’s review of the environmental liability calculations and, the significant assumptions and the data inputs provided to management’s specialists.

To test the accrual for environmental liabilities, we involved our specialist to assist us in evaluating the reasonableness of the Company’s calculation and underlying assumptions. We performed audit procedures that included, among others, assessing key methodologies and testing the significant assumptions and the underlying data used by the management’s specialists. For example, we tested the site’s current remediation status and remediation strategy, which included an analysis of the site’s remediation timeline, regulatory requirements, remediation actions and related technologies and eligibility for discounting. In addition, we performed a search of various data sources for any unidentified environmental liabilities for which the Company may be a potential responsible party.

Accounting for Nexeo Solutions Acquisition
Description of the Matter	During 2019, the Company completed its acquisition of Nexeo Solutions, Inc (Nexeo) for net consideration of $1,814.8 million, as discussed in Note 3 to the consolidated financial statements. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. Assets acquired included intangible assets representing customer relationships of approximately $138.7 million.

Auditing the Company’s accounting for its acquisition of Nexeo was complex due to the highly judgmental nature of the significant assumptions used to estimate the fair value of the intangible assets including the discount rates and certain assumptions that form the basis of the forecasted results such as sales growth rates, percentage of revenue attributable to customer relationships, customer attrition rates, and EBITDA margin. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How we addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for determining the fair value of the acquired intangible assets, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the acquired intangible assets, we performed audit procedures that included, among others, evaluating the Company’s use of the income approach which utilized the excess earnings method and testing the significant assumptions used in the model, including the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current industry, market and economic trends, to the assumptions used to value similar assets in other acquisitions, to the historical results of the acquired business and to other guidelines used by companies within the same industry. We compared the prospective financial information for consistency with other prospective financial information prepared by the Company. We involved our specialists to assist in our evaluation of the significant assumptions described above.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2010.
Chicago, Illinois
February 25, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Univar Solutions Inc.

Opinion on Internal Control over Financial Reporting
We have audited Univar Solutions Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Univar Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Nexeo Solutions, Inc., which is included in the 2019 consolidated financial statements of the Company and constituted 32.5% total assets, as of December 31, 2019 and 16% of revenues, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Nexeo Solutions Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of Univar Solutions Inc. and our report dated February 25, 2020, expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and applicable rules and regulation of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP
Chicago, Illinois
February 25, 2020

UNIVAR SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		Year ended December 31,
(in millions, except per share data)	Note	2019	2018	2017
Net sales		$9,286.9	$8,632.5	$8,253.7
Cost of goods sold (exclusive of depreciation)		7,146.1	6,732.4	6,448.2
Operating expenses:
Outbound freight and handling		364.8	328.3	292.0
Warehousing, selling and administrative		1,068.8	931.4	919.7
Other operating expenses, net	6	298.2	73.5	55.4
Depreciation		155.0	125.2	135.0
Amortization		59.7	54.3	65.4
Impairment charges	16	7.0	—	—
Total operating expenses		$1,953.5	$1,512.7	$1,467.5
Operating income		$187.3	$387.4	$338.0
Other (expense) income:
Interest income		7.7	3.2	4.0
Interest expense		(147.2)	(135.6)	(152.0)
Gain on sale of business	4	41.4	—	—
Loss on extinguishment of debt	18	(19.8)	(0.1)	(3.8)
Other expense, net	8	(70.5)	(32.7)	(17.4)
Total other expense		$(188.4)	$(165.2)	$(169.2)
(Loss) income before income taxes		(1.1)	222.2	168.8
Income tax expense from continuing operations	9	104.5	49.9	49.0
Net (loss) income from continuing operations		$(105.6)	$172.3	$119.8
Net income from discontinued operations	4	$5.4	$—	$—
Net (loss) income		$(100.2)	$172.3	$119.8

(Loss) income per common share:
Basic from continuing operations	10	$(0.64)	$1.22	$0.85
Basic from discontinued operations	10	0.03	—	—
Basic (loss) income per common share		$(0.61)	$1.22	$0.85
Diluted from continuing operations	10	$(0.64)	$1.21	$0.85
Diluted from discontinued operations	10	0.03	—	—
Diluted (loss) income per common share		$(0.61)	$1.21	$0.85

Weighted average common shares outstanding:
Basic	10	164.1	141.2	140.2
Diluted	10	164.1	142.2	141.4

The accompanying notes are an integral part of these consolidated financial statements.

UNIVAR SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

		Year ended December 31,
(in millions)	Note	2019	2018	2017
Net (loss) income		$(100.2)	$172.3	$119.8
Other comprehensive (loss) income, net of tax:
Impact due to adoption of ASU 2018-02	2	(3.2)	—	—
Impact due to adoption of ASU 2017-12 (1)		—	0.5	—
Foreign currency translation	13	22.8	(97.0)	107.1
Pension and other postretirement benefits adjustment	13	0.1	0.1	(2.4)
Derivative financial instruments	13	(25.8)	1.7	6.7
Total other comprehensive (loss) income, net of tax		$(6.1)	$(94.7)	$111.4
Comprehensive (loss) income		$(106.3)	$77.6	$231.2

(1)Impact due to the adoption of Accounting Standards Update (“ASU”) 2017-12 “Targeted Improvements to Accounting for Hedging Activities” on January 1, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

UNIVAR SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS

		December 31,
(in millions, except per share data)	Note	2019	2018
Assets
Current assets:
Cash and cash equivalents		$330.3	$121.6
Trade accounts receivable, net		1,160.1	1,094.7
Inventories		796.0	803.3
Prepaid expenses and other current assets		167.2	169.1
Total current assets		$2,453.6	$2,188.7
Property, plant and equipment, net	14	1,152.4	955.8
Goodwill	15	2,280.8	1,780.7
Intangible assets, net	15	320.2	238.1
Deferred tax assets	9	21.3	24.8
Other assets (1)		266.5	84.3
Total assets		$6,494.8	$5,272.4
Liabilities and stockholders’ equity
Current liabilities:
Short-term financing	18	$0.7	$8.1
Trade accounts payable		895.0	925.4
Current portion of long-term debt	18	25.0	21.7
Accrued compensation		103.6	93.6
Other accrued expenses (1)	17	425.1	285.8
Total current liabilities		$1,449.4	$1,334.6
Long-term debt	18	2,688.8	2,350.4
Pension and other postretirement benefit liabilities	11	295.6	254.4
Deferred tax liabilities	9	56.3	42.9
Other long-term liabilities (1)		271.9	98.4
Total liabilities		$4,762.0	$4,080.7
Stockholders’ equity:
Preferred stock, 200.0 million shares authorized at $0.01 par value with no shares issued or outstanding as of December 31, 2019 and 2018, respectively		$—	$—
Common stock, 2.0 billion shares authorized at $0.01 par value with 168.7 million and 141.7 million shares issued and outstanding at December 31, 2019 and 2018, respectively		1.7	1.4
Additional paid-in capital		2,968.9	2,325.0
Accumulated deficit		(858.5)	(761.5)
Accumulated other comprehensive loss	13	(379.3)	(373.2)
Total stockholders’ equity		$1,732.8	$1,191.7
Total liabilities and stockholders’ equity		$6,494.8	$5,272.4

(1)Operating lease assets and operating lease liabilities are included in other assets, other accrued expenses and other long-term liabilities in 2019. Refer to “Note 22: Leasing” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

UNIVAR SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year ended December 31,
(in millions)	Note	2019	2018	2017
Operating activities:
Net (loss) income		$(100.2)	$172.3	$119.8
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization		214.7	179.5	200.4
Impairment charges	16	7.0	—	—
Amortization of deferred financing fees and debt discount		8.9	7.6	7.9
Amortization of pension cost (credits) from accumulated other comprehensive loss	11	0.1	2.7	(0.2)
Gain on sale of business	4	(41.4)	—	—
Loss on extinguishment of debt	18	13.1	0.1	3.8
(Gain) loss on sale of property, plant and equipment and other assets		(9.9)	2.0	(11.3)
Deferred income taxes	9	24.3	2.8	11.7
Stock-based compensation expense	12	25.1	20.7	19.7
Charge for inventory step-up of acquired inventory		5.3	—	—
Other		3.0	0.7	(0.7)
Changes in operating assets and liabilities:
Trade accounts receivable, net		197.0	(62.1)	(58.5)
Inventories		69.0	14.4	(47.7)
Prepaid expenses and other current assets		54.3	(19.3)	(8.7)
Trade accounts payable		(70.9)	9.3	53.6
Pensions and other postretirement benefit liabilities		21.9	(15.4)	(51.8)
Other, net		(57.4)	(25.4)	44.6
Net cash provided by operating activities		$363.9	$289.9	$282.6
Investing activities:
Purchases of property, plant and equipment		$(122.5)	$(94.6)	$(82.7)
Proceeds from sale of property, plant and equipment and other assets		54.8	14.5	29.2
Purchases of businesses, net of cash acquired	3	(1,201.0)	(18.6)	(24.4)
Proceeds from sale of business	4	838.3	—	—
Other		(2.7)	(0.3)	(1.2)
Net cash used by investing activities		$(433.1)	$(99.0)	$(79.1)
Financing activities:
Proceeds from the issuance of long-term debt	18	$1,845.8	$—	$4,477.8
Payments on long-term debt and finance lease obligations	18	(1,545.9)	(561.9)	(4,588.7)
Net proceeds under revolving credit facilities	18	7.2	41.7	3.0
Short-term financing, net	18	(9.2)	0.5	(22.2)
Financing fees paid	18	(7.9)	(1.1)	(7.7)
Taxes paid related to net share settlements of stock-based compensation awards		(2.8)	(4.1)	(8.5)
Stock option exercises	12	6.6	5.9	36.5
Contingent consideration payments		—	(0.4)	(3.7)
Other		1.4	1.1	1.1
Net cash provided (used) by financing activities		$295.2	$(518.3)	$(112.4)
Effect of exchange rate changes on cash and cash equivalents		$(17.3)	$(18.0)	$39.5
Net increase (decrease) in cash and cash equivalents		208.7	(345.4)	130.6
Cash and cash equivalents at beginning of period		121.6	467.0	336.4
Cash and cash equivalents at end of period		$330.3	$121.6	$467.0
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes		$42.5	$65.0	$29.9
Interest, net of capitalized interest		146.1	128.2	140.2
Non-cash activities:
Fair value of common stock issued for acquisition of business	3	$613.8	$—	$—
Additions of property, plant and equipment included in trade accounts payable and other accrued expenses		9.8	14.6	7.4
Additions of property, plant and equipment under a finance lease obligation		23.3	23.6	19.9
Additions of assets under an operating lease obligation		25.5	—	—
The accompanying notes are an integral part of these consolidated financial statements.

UNIVAR SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except per share data)	Common stock (shares)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance, January 1, 2017	138.8	$1.4	$2,251.8	$(1,053.4)	$(389.9)	$809.9
Impact due to adoption of ASU, net of tax $0.2 (1)	—	—	0.7	(0.5)	—	0.2
Net income	—	—	—	119.8	—	119.8
Foreign currency translation adjustment, net of tax $(2.1)	—	—	—	—	107.1	107.1
Pension and other postretirement benefits adjustment, net of tax $0.6	—	—	—	—	(2.4)	(2.4)
Derivative financial instruments, net of tax $(4.3)	—	—	—	—	6.7	6.7
Restricted stock units vested	0.8	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.3)	—	(8.5)	—	—	(8.5)
Stock option exercises	1.8	—	36.5	—	—	36.5
Employee stock purchase plan	—	—	1.1	—	—	1.1
Stock-based compensation	—	—	19.7	—	—	19.7
Balance, December 31, 2017	141.1	$1.4	$2,301.3	$(934.1)	$(278.5)	$1,090.1
Impact due to adoption of ASU, net of tax $(0.3) (2)	—	—	—	0.3	0.5	0.8
Net income	—	—	—	172.3	—	172.3
Foreign currency translation adjustment, net of tax $2.4	—	—	—	—	(97.0)	(97.0)
Pension and other postretirement benefits adjustment, net of tax $(0.1)	—	—	—	—	0.1	0.1
Derivative financial instruments, net of tax $(0.4)	—	—	—	—	1.7	1.7
Restricted stock units vested	0.4	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.1)	—	(4.1)	—	—	(4.1)
Stock option exercises	0.3	—	5.9	—	—	5.9
Employee stock purchase plan	—	—	1.1	—	—	1.1
Stock-based compensation	—	—	20.7	—	—	20.7
Other	—	—	0.1	—	—	0.1
Balance, December 31, 2018	141.7	$1.4	$2,325.0	$(761.5)	$(373.2)	$1,191.7
Impact due to adoption of ASU (3)	—	—	—	3.2	(3.2)	—
Net loss	—	—	—	(100.2)	—	(100.2)
Foreign currency translation adjustment, net of tax $4.9	—	—	—	—	22.8	22.8
Pension and other postretirement benefits adjustment	—	—	—	—	0.1	0.1
Derivative financial instruments, net of tax $7.0	—	—	—	—	(25.8)	(25.8)
Common stock issued for the Nexeo acquisition (4)	27.9	0.3	649.0	—	—	649.3
Shares canceled	(1.5)		(35.5)	—	—	(35.5)
Restricted stock units vested	0.4	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.2)	—	(2.8)	—	—	(2.8)
Stock option exercises	0.3	—	6.6	—	—	6.6
Employee stock purchase plan	0.1	—	1.4	—	—	1.4
Stock-based compensation	—	—	25.1	—	—	25.1
Other	—	—	0.1	—	—	0.1
Balance, December 31, 2019	168.7	$1.7	$2,968.9	$(858.5)	$(379.3)	$1,732.8

(1)Adjusted due to the adoption of ASU 2016-09 “Improvement to Employee Share-Based Payment Accounting” on January 1, 2017.
(2)Adjusted due to the adoption of ASU 2014-09 “Revenue from Contracts with Customers” on January 1, 2018.
(3)Refer to “Note 2: Significant accounting policies” for more information.
(4)Refer to “Note 3: Business combinations” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

UNIVAR SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2019 AND 2018 AND
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
1. Nature of operations
Headquartered in Downers Grove, Illinois, Univar Solutions Inc. (“Company” or “Univar Solutions”) is a leading global chemical and ingredients distributor and provider of specialty services. The Company’s operations are structured into four reportable segments that represent the geographic areas under which the Company manages its business:
•Univar Solutions USA (“USA”)
•Univar Solutions Canada (“Canada”)
•Univar Solutions Europe, the Middle East and Africa (“EMEA”)
•Univar Solutions Latin America (“LATAM”)
In 2019, the Company renamed its “Rest of World” segment “Latin America,” which includes certain developing businesses in Latin America (including Brazil and Mexico) and the Asia-Pacific region.
2. Significant accounting policies
Basis of consolidation and presentation
The consolidated financial statements include the financial statements of the Company and its majority-owned subsidiaries. Subsidiaries are consolidated if the Company has a controlling financial interest, which may exist based on ownership of a majority of the voting interest, or based on the Company’s determination that it is the primary beneficiary of a variable interest entity (“VIE”). The Company does not have any material interests in VIEs. All intercompany balances and transactions are eliminated in consolidation. Unless otherwise indicated, all financial data presented in these consolidated financial statements are expressed in US dollars.
On our consolidated statements of cash flows for 2018 and 2017, the amounts included in “net proceeds under revolving credit facilities,” which were previously included in “proceeds from the issuance of long-term debt,” are now presented separately to conform to the current year presentation.
Use of estimates
The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions affecting the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ materially from these estimates.
Recently issued and adopted accounting pronouncements
On January 1, 2019, the Company adopted ASU 2016-02 “Leases” (Topic 842), which supersedes the lease recognition requirements in ASC Topic 840, “Leases,” using the modified retrospective method by applying the new guidance to all leases existing at the date of initial application and not restating comparative periods. The Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the historical lease classification to carry forward. The Company recognized the cumulative effect of initially applying the new lease standard as an adjustment to the 2019 opening balance sheet and also includes adjustments related to previously unrecognized finance leases as follows:

(in millions)	Balance at December 31, 2018	Adjustments due to ASU 2016-02	Balance at January 1, 2019
Assets
Property, plant and equipment, net	$955.8	$5.4	$961.2
Other assets	84.3	166.8	251.1
Liabilities
Current portion of long-term debt	$21.7	$(4.5)	$17.2
Other accrued expenses	285.8	43.8	329.6
Long-term debt	2,350.4	9.9	2,360.3
Other long-term liabilities	98.4	123.0	221.4
On January 1, 2019, the Company adopted ASU 2018-02 “Income Statement - Reporting Comprehensive Income” (Topic 220) “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“AOCI”) which enabled the Company to reclassify from AOCI to retained earnings, certain stranded tax effects, resulting from the Tax Cuts and Jobs Act. Upon adoption, we reclassified $3.2 million of the stranded tax effects from AOCI to accumulated deficit.
Accounting pronouncements issued but not yet adopted
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses” (Topic 326) which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. The Company will adopt this guidance effective January 1, 2020 and is finalizing the impacts which are not expected to be material.
In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement” (Topic 820) which modifies the requirements related to fair value disclosures. The Company will adopt this guidance effective January 1, 2020 and is finalizing the impacts that will be reflected in the financial statement disclosures, which are not expected to be material.
In August 2018, the FASB issued ASU 2018-14 “Compensation - Retirement Benefits - Defined Benefit Plans - General” (Subtopic 715-20) which amends the disclosure requirements related to defined benefit pension and other postretirement plan. The Company will adopt this guidance effective January 1, 2021 and is currently determining the impacts that will be reflected in financial statement disclosures.
In August 2018, the FASB issued ASU 2018-15 “Intangibles - Goodwill and Other - Internal-Use Software” (Subtopic 350-40) - “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” which aligns the requirements for capitalizing implementation costs incurred in a service contract hosting arrangement with those for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company will adopt this guidance effective January 1, 2020 and is finalizing the impacts which are not expected to be material.
In December 2019, the FASB issued ASU 2019-12 “Income Taxes” (Topic 740) – “Simplifying the Accounting for Income Taxes” which simplifies the accounting for income taxes. The Company will adopt this guidance effective January 1, 2021 and is currently determining the impacts of the guidance on our consolidated financial statements.
Cash and cash equivalents
Cash and cash equivalents include highly-liquid investments with an original maturity of three months or less that are readily convertible into known amounts of cash.
Trade accounts receivable, net
Trade accounts receivable are stated at the invoiced amount, net of an allowance for doubtful accounts of $12.9 million and $11.2 million at December 31, 2019 and 2018, respectively. The allowance for doubtful accounts is estimated based on an individual assessment of collectability based on factors that include current ability to pay, bankruptcy and payment history, as well as a general reserve related to prior experience.
Inventories
Inventories consist primarily of products purchased for resale and are stated at the lower of cost or net realizable value. Inventory cost is determined based on the weighted average cost method and includes purchase price from producers net of rebates received, inbound freight and handling, and direct labor and other costs incurred to blend and repackage product, but excludes depreciation expense.

Property, plant and equipment, net
Property, plant and equipment are carried at historical cost, net of accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful life of each asset as follows:

Buildings	10-50 years
Main components of tank farms	5-40 years
Containers	2-15 years
Machinery and equipment	5-20 years
Furniture, fixtures and others	5-20 years
Information technology	3-10 years
The Company evaluates the useful life and carrying value of property, plant and equipment for impairment if an event occurs or circumstances change that would indicate the carrying value may not be recoverable. If the carrying amount of the asset group is not recoverable on an undiscounted cash flow basis, an impairment loss is recognized to the extent that the asset group's carrying amount exceeds its estimated fair value.
Goodwill and intangible assets
Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations. Goodwill is tested for impairment annually on October 1, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s reporting units are USA, Canada, EMEA, Latin America and Asia-Pacific.
For each of the reporting units, the Company has the option to perform either the qualitative or the quantitative test. In the event a reporting unit fails the qualitative assessment, it is required to perform the quantitative test. If the fair value of the reporting unit is less than its carrying value, the reporting unit will recognize an impairment for the lesser of either the amount by which the reporting unit's carrying amount exceeds the fair value of the reporting unit or the reporting unit’s goodwill carrying value.
Intangible assets have finite lives and are amortized over their respective useful lives of 2 to 20 years. Intangible assets are tested for impairment if an event occurs or circumstances change that indicates the carrying value may not be recoverable.
Short-term financing
Short-term financing includes bank overdrafts and short-term lines of credit.
Income taxes
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
The Company records valuation allowances to reduce deferred tax assets to the extent it believes it is more likely than not that such assets will not be realized. In making such determinations, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, forecasted and appropriate character of future taxable income, tax planning strategies, our experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and the ability to carry back losses to prior years.
The Company is subject to the global intangible low tax income (“GILTI”), which is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company treats taxes due on future US inclusions in taxable income related to GILTI as a current-period expense when incurred.
The Company recognizes interest and penalties related to unrecognized tax benefits within interest expense and warehousing, selling and administrative, respectively, in the accompanying consolidated statements of operations. Accrued interest and penalties are included in other accrued expenses and other long-term liabilities in the consolidated balance sheets.
Defined benefit plans
The Company sponsors several defined benefit plans and recognizes actuarial gains or losses, known as “mark to market” adjustments, at the measurement date, December 31. The mark to market adjustments primarily include gains and losses resulting from changes in discount rates and the difference between the expected and actual rate of return on plan assets. Settlement gains and losses are recognized in the period in which the settlement occurs.

The fair value of plan assets is used to calculate the expected return on assets component of the net periodic benefit cost.
Leases
At the commencement date of a lease, the Company recognizes a liability to make lease payments and an asset representing the right to use the underlying asset during the lease term. The lease liability is measured at the present value of lease payments over the lease term, including variable fees that are known or subject to a minimum floor. The lease liability includes lease component fees, while non-lease component fees are expensed as incurred for all asset classes. When a contract excludes an implicit rate, the Company utilizes an incremental borrowing rate based on information available at the lease commencement date including, lease term and geographic region. The initial valuation of the right-of-use (“ROU”) asset includes the initial measurement of the lease liability, lease payments made in advance of the lease commencement date and initial direct costs incurred by the Company and excludes lease incentives.
Leases with an initial term of 12 months or less are classified as short-term leases and are not recorded on the consolidated balance sheets. The lease expense for short-term leases is recognized on a straight-line basis over the lease term.
Legal costs
We expense legal costs as incurred.
Environmental liabilities
Environmental liabilities are recognized for probable and reasonably estimable losses associated with environmental remediation. Incremental direct costs of the investigation, remediation effort and post-remediation monitoring are included in the estimated environmental liabilities. Expected cash outflows related to environmental remediation for the next 12 months and amounts for which the timing is uncertain are reported as current within other accrued expenses in the consolidated balance sheets. The long-term portion of environmental liabilities is reported within other long-term liabilities in the consolidated balance sheets on an undiscounted basis, except for sites for which the amount and timing of future cash payments are fixed or reliably determinable. Environmental remediation expenses are included within warehousing, selling and administrative expenses in the consolidated statements of operations, unless associated with disposed operations, in which case such expenses are included in other operating expenses, net.
Revenue recognition
Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring a good or providing a service. Since the term between invoicing and payment is less than a year, the Company has not recognized a significant financing component. Revenue for bill-and-hold arrangements is recognized if the Company has a substantive customer request, the materials are properly segregated and designated as belonging to the customer, materials are ready to be transferred to the customer and the Company is unable to direct the materials to service another customer.
Chemical Distribution
Revenue is recognized when performance obligations under the terms of the contract are satisfied, which generally occurs when goods are transferred to a customer under the terms of the sale. Net sales include product sales and billings for freight and handling charges, net of discounts, expected returns, customer price and volume incentives, and sales or other revenue-based taxes. The Company estimates price and volume incentives, which are expected to be provided to customers, and expected returns based on historical experience.
Crop Sciences
The Company generates revenue when control for products is transferred to customers. The amount of consideration recorded varies due to price movements and rights granted to customers to return product. Customer payment terms often extend through a growing season, which may be up to six months.
Transaction prices may move during an agricultural growing season and are affected by special offers or volume discounts, which affect the amount of consideration the Company will receive. Customers also may be provided rights to return eligible products. The Company estimates the expected returns and changes in the transaction price based on the combination of historical experience and the impact of weather on the current agriculture season. The adjustments to the transaction price and estimate of returns impacts revenues recognized.
Services
The Company generates revenue from services as they are performed and economic value is transferred to customers. Services provided to customers are primarily related to waste management services and warehousing services.

Foreign currency translation
Assets and liabilities of foreign subsidiaries are translated into US dollars at period-end exchange rates. Income and expense accounts of foreign subsidiaries are translated into US dollars at the average exchange rates for the period. The net exchange gains and losses arising on this translation are reflected as a component of currency translation within AOCI.
Transaction gains and losses are recognized in other expense, net in the consolidated statements of operations. Transaction gains and losses relating to intercompany borrowings that are an investment in a foreign subsidiary are reflected as a component of currency translation within AOCI in stockholders’ equity.
Stock-based compensation plans
The Company measures the total amount of employee stock-based compensation expense based on the grant date fair value of each award. Expense is recognized for each separately vesting tranche on a straight-line basis over the requisite service period, which is the shorter of the service period of the award or the period until the employees' retirement eligibility date. The Company recognizes forfeitures when incurred.
Fair value
Certain assets and liabilities are required to be recorded at fair value. The estimated fair values of those assets and liabilities have been determined using market information and valuation methodologies. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. There are three levels of inputs that may be used to measure fair value:

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
Derivatives
The Company uses derivative financial instruments to manage risks associated with foreign currency and interest rate fluctuations. We do not use derivative instruments for speculative trading purposes. The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles. The fair value of interest rate swaps is determined by estimating the net present value of amounts to be paid under the agreement offset by the net present value of the expected cash inflows based on market rates and associated yield curves. For derivative contracts with the same counterparty where the Company has a master netting arrangement with the counterparty, the fair value of the asset/liability is presented on a net basis within the consolidated balance sheets. Changes in the fair value of derivative financial instruments are recognized in the consolidated statements of operations within interest expense or other expense, net, unless specific hedge accounting criteria are met. Cash flows associated with derivative financial instruments are recognized in the operating section of the consolidated statements of cash flows.
For derivatives designated as cash flow hedges, changes in the fair value of the derivative are recorded to AOCI and are reclassified to earnings when the underlying forecasted transaction affects earnings. For contracts designated as cash flow hedges, we reassess the probability of the underlying forecasted transactions occurring on a quarterly basis. For derivatives not designated as hedging instruments, all changes in fair value are recorded to earnings in the current period.
Earnings per share
Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period. The Company reflects common share equivalents relating to stock options, non-vested restricted stock and non-vested restricted stock units in its computation of diluted weighted average shares outstanding, unless the effect of inclusion is anti-dilutive. The effect of dilutive securities is calculated using the treasury stock method.
We consider restricted stock awards to be participating securities, since holders of such shares have non-forfeitable dividend rights in the event the Company declares a common stock dividend.

3. Business combinations
Year ended December 31, 2019
Acquisition of Nexeo Solutions
On February 28, 2019, the Company completed an acquisition of 100% of the equity interest of Nexeo Solutions, Inc., a leading global chemicals and plastics distributor. The acquisition expands and strengthens Univar Solutions’ presence in North America and provides expanded opportunities to create the largest North American sales force in chemical and ingredients distribution and the broadest product offering.
The total purchase price of the acquisition was $1,814.8 million, composed of $1,201.0 million of cash paid (net of cash acquired of $46.8 million) and $613.8 million of newly issued shares of Univar Solutions common stock, which represented approximately 26.4 million shares, based on Univar Solutions’ closing stock price of $23.29 on February 27, 2019. The final 26.4 million shares issued include the cancellation of 1.5 million shares in connection with the appraisal litigation settlement, see “Note 21: Commitments and contingencies” for more information.
The cash portion of the purchase price, acquisition related costs and repayment of approximately $936.3 million of Nexeo’s debt and other long-term liabilities were funded using the proceeds from the issuance of Term B Loans, borrowings under the New Senior ABL Facility and the ABL Term Loan issued on February 28, 2019. Refer to “Note 18: Debt” for more information.
As of December 31, 2019, the Company updated the purchase price allocation to reflect fair value adjustments from the third-party valuation firm’s report valuing Nexeo’s tangible and intangible assets, working capital adjustments associated with the sale of the Nexeo plastics distribution business (“Nexeo Plastics”) as well as tax adjustments. The initial accounting for this acquisition is considered preliminary and is subject to adjustments on receipt of additional information relevant to the acquisition to complete the opening balances for deferred income taxes. The preliminary values and measurement period adjustments are shown below:

(in millions)	At Acquisition Date	Measurement Period Adjustments	As Adjusted
Trade accounts receivable, net	$286.9	$9.4	$296.3
Inventories	149.0	1.2	150.2
Prepaid expenses and other current assets	27.2	38.2	65.4
Assets held for sale	1,030.9	(142.7)	888.2
Property, plant and equipment, net	227.4	34.9	262.3
Goodwill	682.2	(126.5)	555.7
Intangible assets, net	173.9	(35.2)	138.7
Other assets	37.0	0.4	37.4
Trade accounts payable	(133.7)	(4.0)	(137.7)
Other accrued expenses	(94.9)	(50.9)	(145.8)
Liabilities held for sale	(390.9)	169.4	(221.5)
Deferred tax liabilities	(102.3)	98.1	(4.2)
Other long-term liabilities	(77.9)	7.7	(70.2)
Purchase consideration, net of cash	$1,814.8	$—	$1,814.8
Assets and liabilities held for sale are related to the Nexeo plastics distribution business. Nexeo Plastics was not aligned with the Company’s strategic objectives and on March 29, 2019, the business was sold for total proceeds of $664.3 million, net of cash disposed. Refer to “Note 4: Discontinued operations and dispositions” for further information.
The Company recorded $555.7 million of goodwill, consisting of $540.1 million in the USA segment, $3.8 million in Canada and $11.8 million in LATAM. The goodwill is primarily attributable to expected synergies from combining operations. The Company expects approximately $108.3 million of goodwill to be deductible for income tax purposes.
The identified intangible assets were related to customer relationships which have a weighted-average amortization period of ten years.
The Company assumed 50.0 million warrants, equivalent to 25.0 million Nexeo shares, with an estimated aggregate fair value of $26.0 million at the February 28, 2019 closing date. The warrants were converted into the right to receive, upon exercise, the merger consideration consisting of approximately 7.6 million shares of Univar Solutions common stock plus cash. The warrants have an exercise price of $27.80 and will expire on June 9, 2021. The warrants as other long-term liabilities within the consolidated balance sheets. Refer to “Note 19: Fair value measurements” for more information.
The amounts of net sales and net income from continuing operations related to the Nexeo chemical distribution business, included in the Company’s consolidated statements of operations from March 1, 2019 to December 31, 2019 are as follows:

(in millions)
Net sales	$1,489.3
Net loss from continuing operations	(12.1)
The following unaudited pro forma financial information combines the unaudited results of operations as if the acquisition of Nexeo had occurred at the beginning of the periods presented below and exclude the results of operations related to Nexeo Plastics, as this divestiture was reflected as discontinued operations. Refer to “Note 4: Discontinued operations and dispositions” for additional information.

	Three months ended December 31,		Year ended December 31,
(in millions)	2019	2018	2019	2018
Net sales	$2,155.0	$2,437.4	$9,612.9	$10,685.5
Net (loss) income from continuing operations	(54.8)	(72.9)	(94.3)	154.8
The pro forma financial information is for comparative purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2018.
The unaudited pro forma information is based upon accounting estimates and judgments the Company believes are reasonable and reflects adjustments directly attributed to the business combination including amortization on acquired intangible assets, interest expense, transaction and acquisition related costs, depreciation related to purchase accounting fair value adjustments and the related tax effects.
Year ended December 31, 2018
In the year ended December 31, 2018, the Company completed two acquisitions. On January 4, 2018, the Company completed a $7.5 million acquisition of Kemetyl Norge Industri AS (“Kemetyl”) as well as a definitive asset purchase agreement with Kemetyl Aktiebolag, leading distributors of chemical products in the Nordic region which provide bulk and specialty chemicals. On May 31, 2018, the Company completed a $13.3 million acquisition of Earthoil Plantations Limited (“Earthoil”), a supplier of pure, organic, fair trade essential and cold-pressed vegetable seed oils. The accounting for both acquisitions was completed in 2019.
4. Discontinued operations and dispositions
Discontinued operations
On March 29, 2019, the Company completed the sale of the Nexeo Plastics to an affiliate of One Rock Capital Partners, LLC (“Buyer”) for total proceeds of $664.3 million (net of cash disposed of $2.4 million), including $26.7 million for a working capital adjustment. The Nexeo preliminary purchase price allocation is inclusive of these working capital adjustments. Refer to “Note 3: Business combinations” for more information.
In connection with the transaction, the Company entered into a Transition Services Agreement (TSA), a Warehouse Service Agreement (WSA) and Real Property Agreements with the Buyer which are designed to ensure and facilitate an orderly transfer of business operations and will terminate at various times, between six and twenty-four months and can be renewed with a maximum of two twelve-month periods. The income and expense for the services will be reported as other operating expenses, net in the consolidated statements of operations. The Real Property Agreements will have a maximum tenure of 3 years. These arrangements do not constitute significant continuing involvement in the plastics distribution business.
The following table summarizes the operating results of the Company’s discontinued operations related to the sale described above for the year ended December 31, 2019, as presented in “Net income from discontinued operations” on the consolidated statements of operations.

(in millions)	Year Ended December 31, 2019
External sales	$156.9
Cost of goods sold (exclusive of depreciation)	136.7
Outbound freight and handling	3.5
Warehousing, selling and administrative	7.9
Other expenses	1.4
Income from discontinued operations before income taxes	$7.4
Income tax expense from discontinued operations	2.0
Net income from discontinued operations	$5.4

There were no significant non-cash operating activities from the Company’s discontinued operations related to the plastics distribution business.
Dispositions
On December 31, 2019, the Company completed the sale of the Environmental Sciences business to AEA Investors LP for total cash proceeds of $174.0 million (net of cash disposed of $0.7 million and $5.9 million of transaction expenses) plus a $5.0 million ($2.4 million present value) subordinated note receivable (the “Transaction”) and subject to a working capital adjustment. The Company recorded a $41.4 million gain on sale of this business in the consolidated statements of operations and was included in the USA and Canada segments. The sale of the business did not meet the criteria to be classified as a discontinued operation in the Company’s financial statements because the disposition did not represent a strategic shift, that has, or will have, a major effect on the Company's operations and financial results.
The following summarizes the income before income taxes attributable to the Environmental Sciences business:

	Year ended December 31,
(in millions)	2019	2018	2017
Income before income taxes	$28.6	$28.2	$28.7

5. Revenue
The Company disaggregates revenues with customers by both geographic segments and revenue contract types. Geographic reportable segmentation is pertinent to understanding Univar Solutions’ revenues, as it aligns to how the Company reviews the financial performance of its operations. Revenue contract types are differentiated by the type of good or service since the contractual terms necessary for revenue recognition are unique to each of the identified revenue contract types.

(in millions)	USA	Canada	EMEA	LATAM	Consolidated
	Year Ended December 31, 2019
Chemical Distribution	$5,507.2	$852.8	$1,784.2	$443.7	$8,587.9
Crop Sciences	—	318.0	—	—	318.0
Services	321.3	47.0	1.3	11.4	381.0
Total external customer net sales	$5,828.5	$1,217.8	$1,785.5	$455.1	$9,286.9

(in millions)	USA	Canada	EMEA	LATAM	Consolidated
	Year Ended December 31, 2018
Chemical Distribution	$4,775.2	$877.6	$1,974.4	$383.8	$8,011.0
Crop Sciences	—	381.6	—	—	381.6
Services	185.8	43.1	1.3	9.7	239.9
Total external customer net sales	$4,961.0	$1,302.3	$1,975.7	$393.5	$8,632.5

Deferred revenue
Deferred revenues are recognized as a contract liability when customers provide Univar Solutions with consideration prior to the Company satisfying a performance obligation. The following table provides information pertaining to the deferred revenue balance and account activity:

(in millions)
Deferred revenue as of January 1, 2019	$45.6
Deferred revenue as of December 31, 2019	65.5
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	44.5
The deferred revenue balances are all expected to have a duration of one year or less and are recorded within the other accrued expenses line item of the consolidated balance sheet.
6. Other operating expenses, net
Other operating expenses, net consisted of the following items:

	Year ended December 31,
(in millions)	2019	2018	2017
Acquisition and integration related expenses	$152.1	$22.0	$3.1
Stock-based compensation expense	25.1	20.7	19.7
Restructuring charges	2.6	4.8	5.5
Other employee severance costs	31.2	16.4	8.1
Other facility closure costs (1)	7.1	—	—
(Gain) loss on sale of property, plant and equipment and other assets	(9.9)	2.0	(11.3)
Saccharin legal settlement	62.5	—	—
Business transformation costs	—	—	23.4
Other	27.5	7.6	6.9
Total other operating expenses, net	$298.2	$73.5	$55.4

(1)Other facility closure costs includes $3.6 million recorded as an estimated withdrawal liability associated with a multi-employer pension plan related to an announced facility closure.
7. Restructuring charges
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
2018 Restructuring
During 2018, management approved a plan to consolidate departments resulting in restructuring charges of $3.2 million in USA, consisting of $3.1 million in severance costs and $0.1 million in other costs and in Other, the Company recorded $0.9 million, relating to severance costs. In 2019, under the same program the Company recorded restructuring charges of $2.4 million in USA and $0.3 million in Other consisting of severance costs. The Company expects to incur approximately $0.4 million of additional severance over the next year and expects this program to be substantially completed by 2020.
Also during the year ended December 31, 2018, the Company recorded restructuring charges of $0.9 million in EMEA relating to employee termination costs. The Company recorded restructuring charges of $0.1 million in facility exit costs during the year ended December 31, 2019 and reduced its estimate by $0.2 million within employee termination costs for this program. The actions associated with this program are complete as of December 31, 2019.
In 2018, the Company recorded restructuring charges of $0.7 million for the LATAM segment, consisting of $0.4 million in employee termination costs, $0.2 million in facility exit costs and $0.1 million in other exit costs. The actions associated with this program were completed as of December 31, 2018.

2014 to 2017 Restructuring
Between 2014 through 2017, management implemented several regional strategic initiatives aimed at streamlining the Company’s cost structure and improving its operations. During the year ended December 31, 2018, the Company reduced its estimate in the amount of $0.9 million within facility exit costs relating to a favorable lease buyout for USA. The actions associated with the restructuring programs were completed as of June 30, 2018, although cash payments will be made into the future.
The following table summarizes the cumulative activities recorded through December 31, 2018 related to the Company's 2014 to 2017 restructuring charges by segment:

(in millions)	USA	Canada	EMEA	LATAM	Other	Total
Employee termination costs	$16.5	$5.7	$22.5	$6.2	$5.8	$56.7
Facility exit costs	21.3	—	3.7	0.2	—	25.2
Other exit costs	1.7	—	6.6	—	0.8	9.1
Total	$39.5	$5.7	$32.8	$6.4	$6.6	$91.0

The following tables summarize activity related to the restructuring liability:

(in millions)	January 1, 2019	Charge to earnings	Cash paid	Non-cash and other	December 31, 2019
Employee termination costs	$4.2	$2.5	$(3.0)	$—	$3.7
Facility exit costs	5.0	0.1	(3.2)	—	1.9
Other exit costs	0.2	—	—	—	0.2
Total	$9.4	$2.6	$(6.2)	$—	$5.8

(in millions)	January 1, 2018	Charge to earnings	Cash paid	Non-cash and other	December 31, 2018
Employee termination costs	$3.0	$5.3	$(3.4)	$(0.7)	$4.2
Facility exit costs	10.2	(0.7)	(4.4)	(0.1)	5.0
Other exit costs	(0.5)	0.2	(0.1)	0.6	0.2
Total	$12.7	$4.8	$(7.9)	$(0.2)	$9.4
Restructuring liabilities of $5.3 million and $5.9 million were classified as current in other accrued expenses and $0.5 million and $3.5 million were recorded in other long-term liabilities in the consolidated balance sheets as of December 31, 2019 and 2018, respectively. The long-term portion primarily consists of facility exit costs that are expected to be paid within the next five years.
While the Company believes the recorded restructuring liabilities are adequate, revisions to current estimates may be recorded in future periods based on new information as it becomes available.

8. Other expense, net
Other expense, net consisted of the following (losses) gains:

	Year ended December 31,
(in millions)	2019	2018	2017
Pension mark to market loss (1)(2)	$(50.4)	$(34.2)	$(3.8)
Pension curtailment and settlement gains (1)	1.3	—	9.7
Non-operating retirement benefits (1)(2)	2.2	11.0	9.9
Foreign currency transactions	(10.1)	(6.7)	(4.6)
Foreign currency denominated loans revaluation	17.5	(0.8)	(17.9)
Undesignated foreign currency derivative instruments (3)	(23.7)	1.1	0.3
Undesignated interest rate swap contracts (3)	(3.0)	—	(2.2)
Debt refinancing costs (4)	(1.2)	—	(5.3)
Other	(3.1)	(3.1)	(3.5)
Total other expense, net	$(70.5)	$(32.7)	$(17.4)

(1)Refer to “Note 11: Employee benefit plans” for more information.
(2)Represents mark to market loss and non-operating retirement benefits for both the defined benefit pension and other postretirement benefit plans.
(3)Refer to “Note 20: Derivatives” for more information.
(4)Refer to “Note 18: Debt” for more information.
9. Income taxes
For financial reporting purposes, (loss) income before income taxes includes the following components:

	Year ended December 31,
(in millions)	2019	2018	2017
(Loss) income before income taxes
United States	$(194.5)	$36.6	$1.5
Foreign	193.4	185.6	167.3
Total (loss) income before income taxes	$(1.1)	$222.2	$168.8
The expense for income taxes is summarized as follows:

	Year ended December 31,
(in millions)	2019	2018	2017
Current:
Federal	$33.9	$13.8	$6.8
State	7.1	2.1	2.0
Foreign	39.2	31.2	28.5
Total current	$80.2	$47.1	$37.3
Deferred:
Federal	$12.2	$6.5	$26.5
State	3.4	(0.5)	—
Foreign	8.7	(3.2)	(14.8)
Total deferred	$24.3	$2.8	$11.7
Total income tax expense from continuing operations	$104.5	$49.9	$49.0

For our continuing operations, differences between actual provisions for income taxes and provisions for income taxes at the US federal statutory rate (21.0% in 2019 and 2018 and 35.0% in 2017) were as follows:

	Year ended December 31,
(in millions)	2019	2018	2017
US federal statutory income tax (benefit) expense applied to (loss) income before income taxes	$(0.2)	$46.7	$59.1
State income taxes, net of federal benefit	10.7	1.1	1.4
Foreign tax rate differential	8.7	8.1	(18.0)
Effect of flow-through entities	30.6	(0.6)	8.9
Distributions from foreign subsidiaries	31.9	9.0	17.6
Global intangible low-taxed income	22.8	19.9	—
Gain on disposal	12.9	—	—
Change in valuation allowance, net	(18.8)	(11.6)	(18.1)
Foreign tax credit	(13.5)	(38.3)	(47.6)
Fines and penalties	5.6	—	0.2
Non-deductible employee expenses	4.4	3.9	2.5
Non-deductible acquisition costs	3.5	0.3	0.2
Shareholder settlements	2.7	—	—
Withholding and other taxes based on income	1.7	0.5	0.5
Warrants	1.5	—	—
Change in statutory income tax rates	(1.1)	—	(17.5)
Adjustment to prior year due to change in estimate	1.0	(0.8)	(0.5)
Net stock-based compensation	0.6	—	(3.7)
Foreign exchange rate remeasurement	(0.4)	(0.2)	0.3
Unrecognized tax benefits	(0.3)	(2.7)	(1.7)
Non-deductible expense	0.3	0.6	0.4
2017 US repatriation tax	—	13.0	76.5
Non-taxable interest income	—	(0.7)	(11.4)
Expiration of tax attributes	—	—	0.1
Foreign losses not benefited	—	—	0.7
Non-deductible interest expense	—	—	0.1
Other	(0.1)	1.7	(1.0)
Total income tax expense from continuing operations	$104.5	$49.9	$49.0
Effective income tax rate	(9,500.0)%	22.5%	29.0%

The consolidated deferred tax assets and liabilities are detailed as follows:

	December 31,
(in millions)	2019	2018
Deferred tax assets:
Net operating loss carryforwards (“NOLs”)	$39.1	$49.4
Environmental reserves	20.9	22.9
Interest	17.3	25.9
Tax credit and capital loss carryforwards	60.1	57.8
Pension	79.6	66.3
Flow-through entities	—	2.7
Compensation	16.0	12.2
Inventory	5.4	4.5
Property, plant and equipment, net	1.2	4.8
Other temporary differences	20.9	17.0
Gross deferred tax assets	$260.5	$263.5
Valuation allowance	(87.5)	(106.3)
Deferred tax assets, net of valuation allowance	$173.0	$157.2
Deferred tax liabilities:
Property, plant and equipment, net	$(111.7)	$(102.3)
Intangible assets	(78.3)	(63.6)
Other temporary differences	(18.0)	(9.4)
Deferred tax liabilities	$(208.0)	$(175.3)
Net deferred tax liability	$(35.0)	$(18.1)
As of December 31, 2019, the Company has approximately $39.1 million (tax effected) of NOLs. Approximately $2.4 million of NOLs will expire in the period 2020 through 2026, and approximately $4.1 million will expire in the period 2027 through 2039. The remaining $32.6 million has no expiration. Additionally, the Company has approximately $57.8 million of foreign tax credits. The Company does not expect future earnings of the appropriate character of taxable income which would allow it to utilize its excess FTC balance in future tax years, in addition to other required adjustments which reduce the amount of future foreign source income available to be offset by an FTC. Therefore, the Company will maintain a valuation allowance on the remaining provisional $57.8 million.
Foreign Tax Effects
The Company earns a significant amount of its operating income outside of the US. As of December 31, 2019, the Company is indefinitely reinvested with respect to its US directly-owned subsidiary earnings. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries. The Company is subject to US income tax on substantially all foreign earnings under the GILTI provisions of the 2017 Tax Cut and Jobs Act, while a significant portion of remaining foreign earnings are eligible for the new dividends received deduction. As a result, a portion of any future repatriation of $264.8 million of undistributed earnings may be subject to US income tax, as well as state and local income taxes, and currency translation gains or losses. It is impracticable to calculate the exact amount. Additionally, gains and losses on any future taxable dispositions of US-owned foreign affiliates continue to be subject to US income tax.
Tax Contingencies
The changes in unrecognized tax benefits included in other long-term liabilities, excluding interest and penalties, are as follows:

	Year ended December 31,
(in millions)	2019	2018
Beginning balance	$0.4	$3.1
Increase for tax positions of prior years related to acquired business	1.3	—
Reductions due to the statute of limitations expiration	(0.1)	(2.7)
Foreign exchange	(0.5)	—
Ending balance	$1.1	$0.4

At December 31, 2019 and 2018, there are $1.1 million and $0.4 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate. The Company files income tax returns in the US and various state and foreign jurisdictions. Generally, tax years are open for review by taxing authorities for a period of three years. As of December 31, 2019, the Company has limited audit activity for tax years back to 2007 and 2008, as well as for the periods 2012 through 2018. The Company continues to believe its positions are supportable; however, due to uncertainties in any tax audit outcome, the Company’s estimates of the ultimate settlement of uncertain tax positions may change and the actual tax benefits may differ from the estimates.
The Company recognized $0.5 million, $0.1 million and $0.4 million of interest and/or penalties related to income tax matters in interest expense related to unrecognized tax benefits in the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017, respectively. The Company had $1.3 million and $1.1 million of interest and penalties reflected in the consolidated balance sheets as of December 31, 2019 and 2018, respectively.
10. Earnings per share
The following table presents the basic and diluted earnings per share computations:

	Year ended December 31,
(in millions, except per share data)	2019	2018	2017
Basic:
Net (loss) income from continuing operations	$(105.6)	$172.3	$119.8
Net income from discontinued operations	5.4	—	—
Net (loss) income	$(100.2)	$172.3	$119.8
Less: earnings allocated to participating securities	—	0.3	0.2
Earnings (loss) allocated to common shares outstanding	$(100.2)	$172.0	$119.6

Weighted average common shares outstanding	164.1	141.2	140.2
Basic (loss) income per common share from continuing operations	$(0.64)	$1.22	$0.85
Basic income per common share from discontinued operations	0.03	—	—
Basic (loss) income per common share	$(0.61)	$1.22	$0.85
Diluted:
Net (loss) income from continuing operations	$(105.6)	$172.3	$119.8
Net income from discontinued operations	5.4	—	—
Net (loss) income	$(100.2)	$172.3	$119.8
Less: earnings allocated to participating securities	—	—	—
Earnings (loss) allocated to common shares outstanding	$(100.2)	$172.3	$119.8

Weighted average common shares outstanding	164.1	141.2	140.2
Effect of dilutive securities: stock compensation plans (2)	—	1.0	1.2
Weighted average common shares outstanding – diluted	164.1	142.2	141.4
Diluted (loss) income per common share from continuing operations	$(0.64)	$1.21	$0.85
Diluted income per common share from discontinued operations	0.03	—	—
Diluted (loss) income per common share	$(0.61)	$1.21	$0.85

(1)Stock options to purchase 3.0 million, 1.6 million, and 0.8 million shares of common stock were outstanding during the years ended December 31, 2019, 2018 and 2017, respectively and restricted stock of 0.8 million in 2019 and nil in both 2018 and 2017 were outstanding, but were not included in the calculation of diluted (loss) income per share as the impact of these stock options would have been anti-dilutive. Diluted shares outstanding also did not include 6.4 million shares of common stock issuable on the exercise of warrants because the warrants were out-of-the-money during the year ended December 31, 2019.

11. Employee benefit plans
Defined benefit pension plans
The Company sponsors defined benefit plans that provide pension benefits for employees upon retirement in certain jurisdictions including the US, Canada, United Kingdom and several other European countries. The US, Canada and United Kingdom defined benefit pension plans are closed to new entrants.
The following summarizes the Company’s defined benefit pension plans’ projected benefit obligations, plan assets and funded status:

	Domestic		Foreign		Total
	Year ended December 31,		Year ended December 31,		Year ended December 31,
(in millions)	2019	2018	2019	2018	2019	2018
Change in projected benefit obligations:
Actuarial present value of benefit obligations at beginning of year	$625.7	$721.9	$537.5	$612.0	$1,163.2	$1,333.9
Service cost	—	—	2.4	2.7	2.4	2.7
Interest cost	27.2	27.3	15.6	15.4	42.8	42.7
Benefits paid	(33.5)	(37.5)	(28.4)	(26.7)	(61.9)	(64.2)
Plan amendments	—	—	—	2.5	—	2.5
Settlement	—	(38.5)	—	—	—	(38.5)
Curtailment	—	—	(1.3)	—	(1.3)	—
Actuarial loss (gain)	103.0	(47.5)	66.6	(33.6)	169.6	(81.1)
Foreign exchange and other	—	—	21.6	(34.8)	21.6	(34.8)
Actuarial present value of benefit obligations at end of year	$722.4	$625.7	$614.0	$537.5	$1,336.4	$1,163.2

Change in the fair value of plan assets:
Plan assets at beginning of year	$428.6	$532.3	$522.2	$574.9	$950.8	$1,107.2
Actual return (loss) on plan assets	86.6	(39.9)	77.3	(19.7)	163.9	(59.6)
Contributions by employer	13.5	12.2	13.8	26.5	27.3	38.7
Benefits paid	(33.5)	(37.5)	(28.4)	(26.7)	(61.9)	(64.2)
Settlement	—	(38.5)	—	—	—	(38.5)
Foreign exchange and other	—	—	21.9	(32.8)	21.9	(32.8)
Plan assets at end of year	$495.2	$428.6	$606.8	$522.2	$1,102.0	$950.8
Funded status at end of year	$(227.2)	$(197.1)	$(7.2)	$(15.3)	$(234.4)	$(212.4)
Net amounts related to the Company’s defined benefit pension plans recognized in the consolidated balance sheets consist of:

	Domestic		Foreign		Total
	December 31,		December 31,		December 31,
(in millions)	2019	2018	2019	2018	2019	2018
Overfunded net benefit obligation in other assets	$—	$—	$65.4	$46.1	$65.4	$46.1
Current portion of net benefit obligation in other accrued expenses	(3.5)	(3.5)	(2.1)	(2.0)	(5.6)	(5.5)
Long-term portion of net benefit obligation in pension and other postretirement benefit liabilities	(223.7)	(193.6)	(70.5)	(59.4)	(294.2)	(253.0)
Net liability recognized at end of year	$(227.2)	$(197.1)	$(7.2)	$(15.3)	$(234.4)	$(212.4)

The following table summarizes defined benefit pension plans with accumulated benefit obligations in excess of plan assets:

	Domestic		Foreign		Total
	December 31,		December 31,		December 31,
(in millions)	2019	2018	2019	2018	2019	2018
Accumulated benefit obligation	$722.4	$625.7	$202.0	$187.7	$924.4	$813.4
Fair value of plan assets	495.2	428.6	155.0	147.7	650.2	576.3
The following table summarizes defined benefit pension plans with projected benefit obligations in excess of plan assets:

	Domestic		Foreign		Total
	December 31,		December 31,		December 31,
(in millions)	2019	2018	2019	2018	2019	2018
Projected benefit obligation	$722.4	$625.7	$227.7	$209.1	$950.1	$834.8
Fair value of plan assets	495.2	428.6	155.0	147.7	650.2	576.3
The following table summarizes the components of net periodic benefit cost (income) recognized in the consolidated statements of operations related to defined benefit pension plans:

	Domestic			Foreign			Total
	Year ended December 31,			Year ended December 31,			Year ended December 31,
(in millions)	2019	2018	2017	2019	2018	2017	2019	2018	2017
Service cost (1)	$—	$—	$—	$2.4	$2.7	$2.5	$2.4	$2.7	$2.5
Interest cost (2)	27.2	27.3	30.8	15.6	15.4	16.2	42.8	42.7	47.0
Expected return on plan assets (2)	(25.1)	(31.3)	(30.9)	(20.1)	(25.1)	(26.0)	(45.2)	(56.4)	(56.9)
Amortization of unrecognized prior service cost (credits) (2)	—	—	—	0.1	2.7	(0.2)	0.1	2.7	(0.2)
Settlement (3)	—	—	(9.7)	—	—	—	—	—	(9.7)
Curtailment (3)	—	—	—	(1.3)	—	—	(1.3)	—	—
Actuarial loss (4)	41.5	23.7	0.8	9.4	11.2	3.2	50.9	34.9	4.0
Net periodic benefit cost (income)	$43.6	$19.7	$(9.0)	$6.1	$6.9	$(4.3)	$49.7	$26.6	$(13.3)

(1)Service cost is included in warehouse, selling and administrative expenses.
(2)These amounts are included in other expense, net, and represent non-operating retirement benefits.
(3)In 2017, the settlement gain is related to a lump sum offering accepted by participants. Both settlements and curtailments are included in other expense, net.
(4)Actuarial loss, or mark to market, includes measurement gains and losses resulting from changes since the prior measurement date in assumptions and plan experience as well as the difference between the expected and actual return on plan assets. These amounts are recorded in other expense, net.
The following summarizes pre-tax amounts included in AOCI at December 31, 2019 related to pension plan amendments:

(in millions)	Defined benefit pension plans
Net prior service cost	$(1.1)
The following summarizes the amounts in AOCI at December 31, 2019 that are expected to be amortized as components of net periodic benefit cost (income) during the next year related to pension amendments:

(in millions)	Defined benefit pension plans
Prior service cost	$(0.1)
Other postretirement benefit plan
The Company previously maintained a health care plan for retired employees in the US. The obligation associated with this plan as of December 31, 2019 and 2018 was $1.4 million and $1.8 million, respectively.

Actuarial assumptions
Defined benefit pension plans
The significant weighted average actuarial assumptions used in determining the benefit obligations and net periodic benefit cost (income) for the Company’s defined benefit plans are as follows:

	Domestic		Foreign
	December 31,		December 31,
	2019	2018	2019	2018
Actuarial assumptions used to determine benefit obligations at end of period:
Discount rate	3.28%	4.47%	2.14%	2.92%
Expected annual rate of compensation increase	N/A	N/A	2.85%	2.85%

	Domestic			Foreign
	Year ended December 31,			Year ended December 31,
	2019	2018	2017	2019	2018	2017
Actuarial assumptions used to determine net periodic benefit cost (income) for the period:
Discount rate	4.47%	3.87%	4.39%	2.92%	2.61%	2.84%
Expected rate of return on plan assets	6.75%	6.75%	7.00%	3.83%	4.43%	5.01%
Expected annual rate of compensation increase	N/A	N/A	N/A	2.85%	2.87%	2.87%
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

The weighted average target asset allocation for defined benefit pension plans in the year ended December 31, 2019 is as follows:

	Domestic	Foreign
Asset category:
Equity securities	50.0%	15.3%
Debt securities	45.0%	79.3%
Other	5.0%	5.4%
Total	100.0%	100.0%
Plan asset valuation methodologies are described below:

Fair value methodology	Description
Cash	This represents cash at banks at fair value.

Investment funds	Values are based on the net asset value of the units held at year end. The net asset values are based on the fair value of the underlying assets of the funds, minus their liabilities, and then divided by the number of units outstanding at the valuation date. The funds are traded on private markets that are not active; however, the unit price is based primarily on observable market data of the fund’s underlying assets.

Insurance contracts	The fair value is based on the present value of the accrued benefit.
Domestic defined benefit plan assets
The following summarizes the fair value of domestic plan assets by asset category and level within the fair value hierarchy:

	December 31, 2019
(in millions)	Total	Level 1	Level 2
Cash	$2.5	$2.5	$—
Investments funds (1)	492.7	—	492.7
Total	$495.2	$2.5	$492.7

(1)This category includes investments in 30.2% in US equities, 19.7% in non-US equities, 45.0% in US corporate bonds and 5.1% in other investments.

	December 31, 2018
(in millions)	Total	Level 1	Level 2
Cash	$2.4	$2.4	$—
Investments funds (1)	426.2	—	426.2
Total	$428.6	$2.4	$426.2

(1)This category includes investments in 29.6% in US equities, 19.4% in non-US equities, 46.3% in US corporate bonds and 4.7% in other investments.
Foreign defined benefit plan assets
The following summarizes the fair value of foreign plan assets by asset category and level within the fair value hierarchy:

	December 31, 2019
(in millions)	Total	Level 1	Level 2	Level 3
Cash	$3.4	$3.4	$—	$—
Investments:
Investment funds (1)	581.2	—	581.2	—
Insurance contracts	22.2	—	—	22.2
Total investments	$603.4	$—	$581.2	$22.2
Total	$606.8	$3.4	$581.2	$22.2

(1)This category includes investments in 2.1% in US equities, 14.1% in non-US equities, 13.5% in non-US corporate bonds, 68.6% in non-US government bonds and 1.7% in other investments.

Changes in the foreign plan assets valued using significant unobservable inputs (Level 3):

(in millions)	Insurance contracts
Balance at January 1, 2019	$18.5
Actual return to plan assets:
Related to assets still held at year end	3.6
Purchases, sales and settlements, net	0.5
Foreign exchange	(0.4)
Balance at December 31, 2019	$22.2
The following summarizes the fair value of foreign plan assets by asset category and level within the fair value hierarchy:

	December 31, 2018
(in millions)	Total	Level 1	Level 2	Level 3
Cash	$9.7	$9.7	$—	$—
Investments:
Investment funds (1)	494.0	—	494.0	—
Insurance contracts	18.5	—	—	18.5
Total investments	$512.5	$—	$494.0	$18.5
Total	$522.2	$9.7	$494.0	$18.5

(1)This category includes investments in 8.0% in US equities, 17.5% in non-US equities, 34.2% in non-US corporate bonds, 36.3% in non-US government bonds and 4.0% in other investments.
Changes in the foreign plan assets valued using significant unobservable inputs (Level 3):

(in millions)	Insurance contracts
Balance at January 1, 2018	$18.2
Actual return on plan assets:
Related to assets still held at year end	0.7
Purchases, sales and settlements, net	0.4
Foreign exchange	(0.8)
Balance at December 31, 2018	$18.5
Contributions
The Company expects to contribute approximately $19.4 million and $3.5 million to its domestic and foreign defined benefit pension plan funds in 2020, respectively, including direct payments to plan participants in unfunded plans.
Benefit payments
Benefit payments that are projected to be paid from plan assets:

	Defined benefit pension plans
(in millions)	Domestic	Foreign	Total
2020	$35.6	$17.5	$53.1
2021	36.7	17.1	53.8
2022	37.6	19.5	57.1
2023	38.5	19.4	57.9
2024	39.2	21.3	60.5
2024 through 2028	204.1	115.6	319.7
Defined contribution plans
The Company provides defined contribution plans and had contribution expense of $29.9 million, $32.0 million and $30.0 million in the years ended December 31, 2019, 2018 and 2017, respectively.

Multi-employer plans
The Company contributes to several multi-employer pension plans based on obligations arising from collective bargaining agreements. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:
•Assets contributed to the multi-employer plan by the Company may be used to provide benefits to employees of other participating employers.
•If the Company stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. Similarly, the Company could be liable for underfunded obligations of other, departed employers.
•If the Company chooses to stop participating in some of its multi-employer plans, it may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
The Company’s participation in these plans for the annual period ended December 31, 2019 is outlined in the table below. The Pension Protection Act (PPA) zone status is the most recently available and is certified by the plan's actuary. Among other factors, plans in the “red zone” are less than 65 percent funded, plans in the “yellow zone” are less than 80 percent funded and plans in the “green zone” are at least 80 percent funded. There are no minimum contributions required for future periods by the collective-bargaining agreements, statutory obligations or other contractual obligations.

Pension fund	EIN/Pension plan number	PPA zone status		FIP/RP status pending/ implemented	Contributions (1)			Surcharge imposed	Expiration dates of collective bargaining agreement(s)
					Year ended December 31,
		2019	2018		2019	2018	2017
Western Conference of Teamsters Pension Plan	91-6145047/001	Green as of January 1, 2018	Green as of January 1, 2017	No	$1.5	$1.5	$1.5	No	April 30, 2020 to July 31, 2023
Central States, Southeast and Southwest Areas Pension Plan	36-6044243/001	Red as of January 1, 2018	Red as of January 1, 2017	Implemented	1.1	1.0	1.1	No	January 31, 2020 to March 31, 2023
New England Teamsters and Trucking Industry Pension Fund	04-6372430/001	Red as of October 1, 2017	Red as of October 1, 2016	Implemented	0.1	0.2	0.1	No	June 30, 2020
				Total contributions:	$2.7	$2.7	$2.7

(1)The plan contributions by the Company did not represent more than five percent of total contributions to the plans as indicated in the plans’ most recently available annual report.
12. Stock-based compensation
In May 2017, the Company replaced and succeeded the Univar Inc. 2015 Stock Incentive Plan (the “2015 Plan”) with the Univar Inc. 2017 Omnibus Equity Incentive Plan (the “2017 Plan”). There were no changes to the outstanding awards related to the 2015 Plan and the Univar Inc. 2011 Stock Incentive Plan (together with the 2015 Plan and the 2017 Plan, the “Plans”).
The 2017 Plan allows the Company to issue awards to employees, consultants, and directors of the Company and its subsidiaries. Awards may be made in the form of stock options, stock purchase rights, restricted stock, restricted stock units, performance shares, performance units, stock appreciation rights, dividend equivalents, deferred share units or other stock-based awards. As of December 31, 2019, there were 9.2 million shares authorized under the Plans.
For the years ended December 31, 2019, 2018 and 2017, the Company recognized total stock-based compensation expense within other operating expenses, net of $25.1 million, $20.7 million and $19.7 million, and a net tax (benefit) expense relating to stock-based compensation expense of $(2.4) million, $(2.6) million and $(3.7) million, respectively.
Stock options
Stock options expire ten years after the grant date and generally become exercisable over a four-year period or less, based on continued employment, with annual vesting. The exercise price of a stock option is determined based upon the fair value of the common stock at the time of each grant. Participants have no stockholder rights until the time of exercise. The Company will issue new shares upon exercise of stock options granted under the Plans.

The following reflects stock option activity under the Plans:

	Number of stock options	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2019	3,044,154	$24.06
Granted	1,204,550	21.77
Exercised	(349,845)	18.74
Forfeited	(208,234)	24.81
Outstanding at December 31, 2019	3,690,625	$23.77
Exercisable at December 31, 2019	1,901,291	$23.72	4.4	$4.4
Expected to vest after December 31, 2019	1,789,334	$23.83	8.7	$0.7
As of December 31, 2019, the Company has unrecognized stock-based compensation expense related to non-vested stock options of approximately $3.4 million, which will be recognized over a weighted-average period of 0.9 years.

	Year ended December 31,
(in millions)	2019	2018	2017
Total intrinsic value of stock options exercised	$0.9	$2.4	$16.7
Fair value of stock options vested	7.9	8.1	7.8
Restricted stock
Non-vested restricted stock primarily relates to awards for members of the Company’s Board of Directors which vest over 12 months. The grant date fair value of restricted stock is based on the market price of the common stock on that date. Non-vested shares of restricted stock may not be sold or transferred and are subject to forfeiture until vesting. Both vested and non-vested shares of restricted stock are included in the Company’s shares outstanding. Dividend equivalents are available for non-vested shares of restricted stock if dividends are declared by the Company during the vesting period.
The following table reflects restricted stock activity under the Plans:

	Number of Restricted stock	Weighted average grant-date fair value
Non-vested at January 1, 2019	28,780	$28.50
Granted	33,744	21.34
Vested	(28,780)	28.50
Forfeited	(5,624)	21.34
Non-vested at December 31, 2019	28,120	$21.34
As of December 31, 2019, the Company has unrecognized stock-based compensation expense related to non-vested restricted stock awards of approximately $0.2 million, which will be recognized over a weighted-average period of 0.4 years.
The weighted-average grant-date fair value of restricted stock was $28.50 and $29.92 in 2018 and 2017, respectively.
Restricted stock units (RSUs)
RSUs awarded to employees generally vest in three or four equal annual installments, subject to continued employment. Each RSU converts into one share of Univar Solutions common stock on the applicable vesting date. RSUs may not be sold, pledged or otherwise transferred until they vest and are subject to forfeiture. The grant date fair value is based on the market price of Univar Solutions stock on that date.

The following table reflects RSUs activity under the Plans:

	Number of Restricted Stock Unit	Weighted- average grant-date fair value
Non-vested at January 1, 2019	801,200	$23.98
Granted	719,183	21.99
Vested	(364,820)	20.89
Forfeited	(66,145)	24.86
Non-vested at December 31, 2019	1,089,418	$23.67
As of December 31, 2019, the Company has unrecognized stock-based compensation expense related to non-vested RSUs awards of approximately $10.3 million, which will be recognized over a weighted-average period of 1.2 years.
Performance-based restricted stock units (PRSUs)
The Company awards performance based shares to certain employees. These awards vest upon the passage of time and the achievement of performance criteria. For grants with Company based performance criteria, the vesting period is over three years with some shares vesting over each annual period. We review progress toward the attainment of the performance criteria each quarter during the vesting period. When it is probable the minimum performance criteria for the award will be achieved, we begin recognizing the expense equal to the proportionate share of the total fair value. The total expense recognized over the duration of performance awards will equal the date of grant multiplied by the number of shares ultimately awarded based on the level of attainment of the performance criteria. For grants with market performance criteria, the fair value is determined on the grant date and is calculated using the same inputs for expected volatility, and risk-free rate as stock options, with a duration of two years. The total expense recognized over the duration of the award will equal the fair value, regardless if the market performance criteria is met.
The following table reflects PRSUs activity under the Plans:

	Number of Performance-Based Restricted Stock Unit	Weighted- average grant-date fair value
Non-vested at January 1, 2019	256,568	$27.18
Granted	275,725	22.71
Vested	(5,343)	30.98
Forfeited	(7,122)	26.90
Non-vested at December 31, 2019	519,828	$24.77
As of December 31, 2019, the Company has unrecognized stock-based compensation expense related to non-vested PRSUs awards of approximately $1.9 million, which will be recognized over a weighted-average period of 1.6 years.
Fair value

	Year ended December 31,
(in millions)	2019	2018	2017
Fair value of restricted stock, RSUs and PRSUs vested	8.6	11.8	22.8
Employee stock purchase plan
The Univar Solutions Inc. Employee Stock Purchase Plan, or ESPP, authorizing the issuances of up to 2.0 million shares of the Company’s common stock allows qualified participants to purchase the Company’s common stock at 95% of its market price during the last day of two offering periods in each calendar year. The first offering period is January through June, and the second from July through December. As of December 31, 2019, the total number of shares issued under the plan for the two offering periods in 2019 was 64,740 shares.
Stock-based compensation fair value assumptions
The fair value of the Company’s stock that is factored into the fair value of stock options and utilized for restricted stock, RSUs and PRSUs with internally developed performance conditions is based on the grant date closing price on the New York Stock Exchange.

The Black-Scholes-Merton option valuation model was used to calculate the fair value of stock options. The weighted average grant-date fair value of stock options was $6.31, $8.69 and $8.40 for the years ended December 31, 2019, 2018 and 2017 respectively. The weighted-average assumptions used under the Black-Scholes-Merton option valuation model were as follows:

	Year ended December 31,
	2019	2018	2017
Risk-free interest rate (1)	2.6%	2.7%	2.1%
Expected dividend yield	—	—	—
Expected volatility (2)	23.7%	23.2%	25.5%
Expected term (years) (3)	6.0	6.0	5.9

(1)The risk-free interest rate is based on the US Treasury yield for a term consistent with the expected term of the stock options at the time of grant.
(2)As the Company does not have sufficient historical volatility data, the expected volatility is based on the average historical data of a peer group of public companies over a period equal to the expected term of the stock options.
(3)As the Company does not have sufficient historical exercise data under the Plans, the expected term is based on the average of the vesting period of each tranche and the original contract term of 10 years.
13. Accumulated other comprehensive loss
The following table presents the changes in accumulated other comprehensive loss by component, net of tax.

(in millions)	Cash flow hedges	Defined benefit pension	Currency translation	Total AOCI
Balance as of January 1, 2017	$—	$1.2	$(391.1)	$(389.9)
Other comprehensive income (loss) before reclassifications	4.4	(2.2)	107.1	109.3
Amounts reclassified from accumulated other comprehensive loss	2.3	(0.2)	—	2.1
Net current period other comprehensive income (loss)	$6.7	$(2.4)	$107.1	$111.4
Balance as of December 31, 2017	$6.7	$(1.2)	$(284.0)	$(278.5)
Impact due to adoption of ASU 2017-12 (1)	0.5	—	—	0.5
Other comprehensive income (loss) before reclassifications	8.3	(2.0)	(97.0)	(90.7)
Amounts reclassified from accumulated other comprehensive loss	(6.6)	2.1	—	(4.5)
Net current period other comprehensive income (loss)	$2.2	$0.1	$(97.0)	$(94.7)
Balance as of December 31, 2018	$8.9	$(1.1)	$(381.0)	$(373.2)
Impact due to adoption of ASU 2018-02 (2)	$1.5	$—	$(4.7)	$(3.2)
Other comprehensive (loss) income before reclassifications	(23.6)	—	22.8	(0.8)
Amounts reclassified from accumulated other comprehensive loss	(2.2)	0.1	—	(2.1)
Net current period other comprehensive (loss) income	$(24.3)	$0.1	$18.1	$(6.1)
Balance as of December 31, 2019	$(15.4)	$(1.0)	$(362.9)	$(379.3)

(1)Adjusted due to the adoption of ASU 2017-12 “Targeted Improvements to Accounting for Hedging Activities” on January 1, 2018.
(2)Adjusted due to the adoption of ASU 2018-02 on January 1, 2019. Refer to “Note 2: Significant accounting policies” for more information.

The following is a summary of the amounts reclassified from accumulated other comprehensive loss to net (loss) income.

(in millions)	Year ended December 31, 2019 (1)	Year ended December 31, 2018 (1)	Year ended December 31, 2017 (1)	Location of impact on statement of operations
Amortization of defined benefit pension items:
Prior service cost (credits)	$0.1	$2.7	$(0.2)	Other expense, net
Tax benefit	—	(0.6)	—	Income tax expense
Net of tax	$0.1	$2.1	$(0.2)
Cash flow hedges:
Interest rate swap contracts	$(8.0)	$(8.1)	$3.8	Interest expense
Cross-currency swap contracts	5.2	—	—	Interest expense and other expense, net
Tax expense	0.6	1.5	(1.5)	Income tax expense
Net of tax	$(2.2)	$(6.6)	$2.3
Total reclassifications for the period	$(2.1)	$(4.5)	$2.1

(1)Amounts in parentheses indicate credits to net income in the consolidated statement of operations.
Refer to “Note 11: Employee benefit plans” for additional information regarding the amortization of defined benefit pension items, “Note 20: Derivatives” for cash flow hedging activity.
14. Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	December 31,
(in millions)	2019	2018
Land and buildings	$875.9	$790.9
Tank farms	283.9	276.0
Machinery, equipment and other	983.8	836.7
Less: Accumulated depreciation	(1,037.9)	(970.1)
Subtotal	$1,105.7	$933.5
Work in progress	46.7	22.3
Property, plant and equipment, net	$1,152.4	$955.8

15. Goodwill and intangible assets
Goodwill
The following is a summary of the activity in goodwill by segment.

(in millions)	USA	Canada	EMEA	LATAM	Total
Balance, January 1, 2018	$1,325.2	$468.7	$1.2	$23.3	$1,818.4
Additions	—	—	7.6	—	7.6
Purchase price adjustments	—	—	—	(3.2)	(3.2)
Other adjustments	—	(2.4)	—	—	(2.4)
Foreign exchange	—	(36.4)	(0.5)	(2.8)	(39.7)
Balance, December 31, 2018	$1,325.2	$429.9	$8.3	$17.3	$1,780.7
Additions	540.1	3.8	—	11.8	555.7
Other adjustments	(63.0)	(14.2)	—	—	(77.2)
Foreign exchange	—	21.6	0.1	(0.1)	21.6
Balance, December 31, 2019	$1,802.3	$441.1	$8.4	$29.0	$2,280.8

Additions to goodwill in 2019 related to the acquisition of Nexeo and in 2018 related to the acquisition of Kemetyl and Earthoil. Refer to “Note 3: Business combinations” for further information. The purchase price adjustments in 2018 related to the Tagma acquisition. Other adjustments to goodwill in 2019 relate to the disposition of the Environmental Sciences business and in 2018 relate to immaterial dispositions. Accumulated impairment losses on goodwill were $253.9 million, $255.6 million and $271.3 million at December 31, 2019, December 31, 2018 and January 1, 2018, respectively.
As of October 1, 2019, the Company performed its annual impairment review and concluded the fair value exceeded the carrying value for all reporting units. There were no events or circumstances from the date of the assessment through December 31, 2019 that would affect this conclusion.
Intangible assets, net
The gross carrying amounts and accumulated amortization of the Company’s intangible assets were as follows:

	December 31, 2019			December 31, 2018
(in millions)	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$986.4	$(680.8)	$305.6	$846.1	$(620.3)	$225.8
Other	182.0	(167.4)	14.6	175.1	(162.8)	12.3
Total intangible assets	$1,168.4	$(848.2)	$320.2	$1,021.2	$(783.1)	$238.1
Other intangible assets consist of intellectual property trademarks, trade names, producer relationships and contracts, non-compete agreements and exclusive distribution rights.
The estimated annual amortization expense in each of the next five years is as follows:

(in millions)
2020	$54.1
2021	50.5
2022	45.3
2023	41.4
2024	32.0

16. Impairment charges
During the third quarter of 2019, the Company announced closure of certain production facilities in USA. The Company determined that these decisions indicated a triggering event, requiring the assessment of recoverability of these long-lived assets. Testing the assets for recoverability involves developing estimates of future cash flows directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the assets. As the inputs for testing recoverability are largely based on management’s judgments and are not generally observable in active markets, the Company considers such measurements to be Level 3 measurements in the fair value hierarchy.
The Company tested the recoverability of its long-lived assets and determined the carrying amount of the assets exceeded the sum of the expected undiscounted future cash flows. As a result, the Company recorded a non-cash, pretax impairment charge of $7.0 million related to property, plant and equipment within its consolidated statements of operations during the year ended December 31, 2019.
17. Other accrued expenses
As of December 31, 2019, other accrued expenses that were greater than five percent of total current liabilities consisted of current tax liabilities of $87.1 million, comprised of income, VAT and local indirect taxes payable and customer prepayments and deposits of $81.5 million. As of December 31, 2018, there were no components within other accrued expenses that were greater than five percent of total current liabilities.

18. Debt
Short-term financing
Short-term financing consisted of the following:

	December 31,
(in millions)	2019	2018
Amounts drawn under credit facilities	$0.5	$4.7
Bank overdrafts	0.2	3.4
Total	$0.7	$8.1
The weighted average interest rate on short-term financing was 3.8% and 3.0% as of December 31, 2019 and 2018, respectively.
As of December 31, 2019 and 2018, the Company had $158.5 million and $139.4 million, respectively, in outstanding letters of credit.
Long-term debt
Long-term debt consisted of the following:

	December 31,
(in millions)	2019	2018
Senior Term Loan Facilities:
Term B-3 Loan due 2024, variable interest rate of 4.05% and 4.77% at December 31, 2019 and December 31, 2018, respectively	$1,438.0	$1,747.8
Term B-5 Loan due 2026, variable interest rate of 3.80% at December 31, 2019	400.0	—
Asset Backed Loan (ABL) Facilities:
North American ABL Facility due 2024, variable interest rate of 5.25% at December 31, 2019	200.0	—
Canadian ABL Term Loan due 2022, variable interest rate of 4.31% at December 31, 2019	130.9	—
Euro ABL Facility due 2023, variable interest rate of 1.75% at December 31, 2018	—	58.5
North American ABL Facility due 2020, variable interest rate of 4.19% at December 31, 2018	—	134.7
Senior Unsecured Notes:
Senior Unsecured Notes due 2027, fixed interest rate of 5.13% at December 31, 2019	500.0	—
Senior Unsecured Notes due 2023, fixed interest rate of 6.75% at December 31, 2018	—	399.5
Finance lease obligations	71.2	54.8
Total long-term debt before discount	$2,740.1	$2,395.3
Less: unamortized debt issuance costs and discount on debt	(26.3)	(23.2)
Total long-term debt	$2,713.8	$2,372.1
Less: current maturities	(25.0)	(21.7)
Total long-term debt, excluding current maturities	$2,688.8	$2,350.4
The weighted average interest rate on long-term debt was 4.25% and 4.29% as of December 31, 2019 and 2018, respectively.

As of December 31, 2019, future contractual maturities of long-term debt, excluding finance lease obligations, are as follows:

(in millions)
2020	$4.0
2021	134.9
2022	4.0
2023	4.0
2024	1,642.0
Thereafter	880.0
Total	$2,668.9
Refer to “Note 22: Leasing” for additional information regarding finance lease obligations.
Senior Term Loan Facilities
In the first quarter of 2019 to finance the acquisition of Nexeo, the Company entered into the Fourth Amendment to its credit agreement, dated July 1, 2015, which provided a new Term B-4 Loan facility in an aggregate principal amount of $300.0 million (“Term B-4 Loan”) and a new Euro Term B-2 Loan facility in an aggregate principal amount of €425.0 million (“EUR Term B-2 Loan”). In the second quarter of 2019, using the proceeds from the sale of Nexeo Plastics, the Company repaid a portion of its outstanding EUR Term B-2, Term B-3 and Term B-4 Loans. As a result of the prepayment, no mandatory principal payments are required until 2024 for the Term B-3 Loan.
In the fourth quarter of 2019, the Company repaid in full the remaining Term B-4 Loan and entered into the Fifth Amendment which provided a new Term B-5 Loan facility in an aggregate principal amount of $400.0 million that matures on July 1, 2026 (“Term B-5 Loan”). The proceeds from the new Term B-5 loan were used to repay in full the remaining EUR Term B-2 Loan. The Term B-5 Loan is payable in quarterly installments of 0.25% of the aggregate initial principal amount. The interest rate applicable to the Term Loan B-5 is based on, at the borrower’s option, (i) a fluctuating rate of interest determined by reference to a base rate plus an applicable margin equal to 1.00% or (ii) a Eurocurrency rate plus an applicable margin equal to 2.00%. The Company can repay the Term B-5 Loan in whole or part without penalty.
As a result of the Fifth Amendment of the Term B-5 Loan and the repayment of the Term B-4 Loan, the Company recognized a loss on extinguishment of debt of $9.4 million during the year ended December 31, 2019.
ABL Facilities
In 2019, the Company amended and restated its July 28, 2015 ABL credit facility. The 2019 amendment, which matures on February 28, 2024, provides a five year senior secured ABL credit facility in an aggregate amount of $1.2 billion and $325.0 million, for the US and Canadian revolving commitments (“North American ABL Facility”), respectively, and a three year $175.0 million aggregate secured Canadian dollar ABL term loan facility (“ABL Term Loan”) (collectively, the “New Senior ABL Facility”). Borrowing availability is determined by a borrowing base consisting of eligible inventory and eligible accounts receivable.
The interest rate on the ABL Term Loan is on a quarterly adjusted rate of interest determined by reference to either a prime or BA rate, at our option, plus an applicable margin. For the US and Canadian revolving loans, the adjusted interest rate is a base or eurocurrency rate plus an applicable margin. The ABL Term Loan is payable in quarterly installments with a final maturity on February 28, 2022.
As a result of the 2019 amendment related to the New Senior ABL Facility, the Company recognized a loss on extinguishment of debt of $0.7 million during the year ended December 31, 2019.
Senior Unsecured Notes
During 2019, the Company issued $500.0 million in Senior Unsecured Notes, due December 1, 2027 (“2027 Senior Notes”), with a fixed interest rate of 5.125%. The net proceeds were used to repay all $399.5 million principal outstanding under the 6.75% Notes due 2023 and a portion of the debt outstanding under the North American ABL Facility. The Company can prepay the 2027 Senior Notes in whole or part at a premium on or after December 1, 2022 and without a premium on or after December 1, 2024.
As a result of this transaction, we recorded a loss on extinguishment of debt of $9.7 million during the year ended December 31, 2019.

Borrowing availability and assets pledged as collateral
Availability of our credit facilities is determined based upon available qualifying collateral, as defined in the North American ABL Facility and Euro ABL Facility credit agreement.
Unused line fees are as follows:

	December 31,
	2019	2018
$1.525 billion North American ABL Facility	0.300%	0.375%
€200 million Euro ABL Facility	0.375%	0.375%
The North American ABL Facility is secured by a first priority lien of accounts receivable and inventories of our US and Canadian operating subsidiaries. In addition, 65% of the shares of certain foreign subsidiaries have been pledged as security.
The Senior Term Loan Facilities are secured by substantially all of the assets of the US operating and management subsidiaries and are secured by a second priority lien on such accounts receivable and inventory.
The Euro ABL Facility is primarily secured by accounts receivable and inventories of the Company’s subsidiaries in Belgium, France, the Netherlands, and United Kingdom.
Assets pledged are as follows:

	December 31,
(in millions)	2019	2018
Cash	$230.8	$45.5
Trade accounts receivable, net	981.4	906.1
Inventories	668.8	674.0
Prepaid expenses and other current assets	206.3	96.9
Property, plant and equipment, net	956.1	743.0
Total	$3,043.4	$2,465.5
Debt covenants
The Company is in compliance with all debt covenants. The North American ABL Facility and ABL Term Loan are subject to comply with a minimum fixed charge coverage ratio. As of December 31, 2019 and 2018, we exceeded the minimum ratio and therefore the financial covenant remains inapplicable.
Other Information
The fair values of debt were based on current market quotes for similar borrowings and credit risk adjusted for liquidity, margins, and amortization, as necessary and are classified as level 2 in the fair value hierarchy.

	December 31, 2019		December 31, 2018
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Fair value of debt	$2,713.8	$2,770.7	$2,372.1	$2,314.3

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

19. Fair value measurements
The Company classifies its financial instruments according to the fair value hierarchy described in “Note 2: Significant accounting policies.”
Items measured at fair value on a recurring basis
The following table presents the Company’s gross assets and liabilities measured on a recurring basis and classified as level 2 within the fair value hierarchy:

		Derivative Assets			Derivative Liabilities
		December 31,			December 31,
(in millions)	Balance Sheet Location	2019	2018	Balance Sheet Location	2019	2018
Designated Derivatives:
Cross currency swap contracts	Prepaid expenses and other current assets	$7.2	$—	Other long-term liabilities	$12.1	$—
Interest rate swap contracts	Prepaid expenses and other current assets	—	12.4	Other accrued expenses	6.4	—
Interest rate swap	Other assets	—	1.5	Other long-term liabilities	14.0	—
Undesignated Derivatives:
Foreign currency contracts	Prepaid expenses and other current assets	$0.5	$0.3	Other accrued expenses	$1.0	$0.2
Cross currency swap contracts	Prepaid expenses and other current assets	0.4	—	Other long-term liabilities	0.6	—
Interest rate swap contracts	Prepaid expenses and other current assets	—	—	Other accrued expenses	1.0	—
Interest rate swap contracts	Other assets	—	—	Other long-term liabilities	1.9	—
The net amounts by legal entity related to foreign currency contracts included in prepaid and other current assets were $0.2 million and $0.3 million as of December 31, 2019 and 2018, respectively. The net amounts related to foreign currency contracts included in other accrued expenses were $0.7 million and $0.2 million as of December 31, 2019 and 2018, respectively.
The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consist of the warrant liability related to the Nexeo acquisition for 2019 and contingent consideration liabilities (i.e. earn-outs) related to the Tagma acquisition for 2018.

	Warrant Liability	Contingent Consideration
(in millions)	2019	2018
Fair value as of January 1	$—	$0.4
Additions	26.0	—
Fair value adjustments	7.0	1.0
Payments	—	(1.4)
Fair value as of December 31	$33.0	$—
The fair value of the warrant liability is calculated using the Black-Scholes-Merton option valuation model. The fair value of the warrants was computed using the following assumptions: expected option life two years, volatility 27.48%, and risk-free interest rate of 1.58%. As the Company does not have sufficient historical volatility data, the expected volatility is based on the average historical data of a peer group of public companies over a period equal to the expected term of the warrants. The risk-free interest rate assumption was based on the US Treasury rates.
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

20. Derivatives
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
Interest rate swaps
The objective of the designated interest rate swap contracts is to offset the variability of cash flows in LIBOR indexed debt interest payments attributable to changes in the aforementioned benchmark interest rate related to the Term B-3 Loan and a portion of debt outstanding under the North American ABL Facility. The swaps have maturities at various dates through June 2024. On December 17, 2019, the Company terminated $750.0 million of the 2017 swaps resulting in a $1.1 million gain. As the hedge was considered to be effective and the forecasted transaction was considered probable of occurring, part of the gain remained in accumulated other comprehensive loss and will be amortized as a reduction to interest expense over the term of the forecasted Term B Loan.
Cross currency swap contracts
Cross currency swap contracts are used to effectively convert the Term B-5 Loan’s principal amount of floating rate US dollar denominated debt of $400.0 million, including interest payments, to fixed-rate Euro denominated debt maturing in November 2024. As of December 31, 2019, approximately 95% of the cross currency swaps are designated as a cash flow hedge.
The Company uses both undesignated interest rate swap contracts and cross currency swaps to manage interest rate variability and mitigate foreign exchange exposure.
Notional amounts and fair value of derivative instruments
The following table presents the notional amounts of the Company’s outstanding derivative instruments by type:

	December 31,
(in millions)	2019	2018
Derivatives designated as hedging instruments:
Interest rate swap contracts	$1,050.0	$2,000.0
Cross currency swap contracts	381.0	—
Derivatives not designated as hedging instruments:
Interest rate swap contracts	200.0	—
Foreign currency derivatives	141.4	108.1
Cross currency swap contracts	19.0	—

The fair values of derivative instruments on the consolidated statements of operations and the consolidated statements of comprehensive income for the years ended December 31, 2019, 2018 and 2017 are as follows:

		Amount of gain (loss) reclassified from other comprehensive loss into income (effective and ineffective portion)			Amount to be reclassified to consolidated statement of operations within the next 12 months
		Year ended December 31,
Derivatives in cash flow hedging relationships	Income statement classification	2019	2018	2017
Interest rate swap contracts	Interest expense	$8.0	$8.1	$(3.8)	$(6.4)
Cross currency swap contracts	Interest expense	0.7	—	—	7.2
	Other expense, net	(5.9)	—	—	—

Refer to “Note 8: Other expense, net” for the gains and losses related to derivatives not designated as hedging instruments and “Note 19: Fair value measurements” regarding the gross and net balances of derivative instruments.

21. Commitments and contingencies
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
The Company is not aware of any claims, lawsuits, regulatory matters or administrative proceedings, pending or threatened, that are likely to have a material effect on its overall financial position, results of operations, or cash flows. However, the Company cannot predict the outcome of any present or future claims or litigation or the potential for future claims or litigation and adverse developments could negatively impact earnings or cash flows in a particular future period.
The Company is subject to liabilities from claims alleging personal injury from exposure to asbestos. The claims result primarily from an indemnification obligation related to Univar Solutions USA Inc.’s (“Univar”) 1986 purchase of McKesson Chemical Company from McKesson Corporation (“McKesson”). Univar’s obligation to defend and indemnify McKesson for settlements and judgments arising from asbestos claims is the amount which is in excess of applicable insurance coverage, if any, which may be available under McKesson’s historical insurance coverage. Univar is also a defendant in a small number of asbestos claims. As of December 31, 2019, there were fewer than 130 asbestos-related claims for which the Company has liability for defense and indemnity pursuant to the indemnification obligation; however, this number tends to fluctuate up and down over time. Historically, the vast majority of the claims against both McKesson and Univar have been dismissed without payment or with a negligible payment. While the Company is unable to predict the outcome of these matters, it does not believe, based upon current available facts, that the ultimate resolution of any of these matters will have a material effect on its overall financial position, results of operations, or cash flows.
Merger-related Appraisal Litigation
In connection with the acquisition of Nexeo, on June 26, 2019, the Company reached an agreement with BCIM to resolve a dispute regarding the fair value of 5.0 million shares of Nexeo common stock, for which BCIM sought appraisal in a petition filed in the Delaware Court of Chancery, captioned BCIM Strategic Value Master Fund, LP v. Nexeo Solutions, Inc., No. 2019-0363-KSJM. The terms of the agreement, among other matters, provide that, in exchange for a release and dismissal of all asserted claims, the Company would make a cash payment of $63.5 million to BCIM and, as a result, BCIM will relinquish any and all rights to approximately $15.1 million in cash and 1.5 million shares of Univar Solutions common stock valued at $35.5 million in the custody of Equiniti, the transfer agent. With this resolution, the cash and shares were returned to the Company. During the third quarter of 2019, the Company paid the $63.5 million due to BCIM. The period during which former holders of Nexeo common stock were eligible to seek appraisal has expired, and no other such claims are pending.
Environmental
The Company is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively “environmental remediation work”) and from time to time becomes aware of compliance matters regarding possible or alleged violations of these laws or regulations. For example, over the years, the Company has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act and/or similar state laws that impose liability for costs relating to environmental remediation work at various sites. As a PRP, the Company may be required to pay a share of the costs of investigation and cleanup of certain sites. The Company is currently engaged in environmental remediation work at approximately 129 locations, some that are now or were previously Company-owned/occupied and some that were never Company-owned/occupied (“non-owned sites”).
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
Changes in total environmental liabilities are as follows:

(in millions)	2019	2018
Environmental liabilities at January 1	$83.5	$89.2
Revised obligation estimates	13.3	12.6
Environmental payments	(18.0)	(18.1)
Foreign exchange	(0.1)	(0.2)
Environmental liabilities at December 31	$78.7	$83.5
Environmental liabilities of $25.0 million and $32.1 million were classified as current in other accrued expenses in the consolidated balance sheets as of December 31, 2019 and 2018, respectively. The long-term portion of environmental liabilities is recorded in other long-term liabilities in the consolidated balance sheets. The total discount on environmental liabilities was $5.5 million and $5.0 million at December 31, 2019 and 2018, respectively. The discount rate used in the present value calculation was 1.9% and 2.7% as of December 31, 2019 and 2018, respectively, which represent risk-free rates.
The Company manages estimated cash flows by project. These estimates are subject to change if there are modifications to the scope of the remediation plan or if other factors, both external and internal, change the timing of the remediation activities. The Company periodically reviews the status of all existing or potential environmental liabilities and adjusts its accruals based on all available, relevant information. Based on current estimates, the expected payments for environmental remediation for the next five years and thereafter at December 31, 2019 are as follows, with projects for which timing is uncertain estimated at $11.7 million included within the 2020 estimated amount below:

(in millions)
2020	$25.0
2021	11.0
2022	8.1
2023	6.8
2024	6.1
Thereafter	27.3
Total	$84.3
Customs and International Trade Laws
On April 3, 2019, the Company reached a settlement in a previously disclosed case with the Department of Justice (the “DOJ”) regarding saccharin that allegedly transshipped from the People’s Republic of China through the Republic of China and entered into commerce of the United States between 2007 and 2012. Under the settlement, the Company agreed to pay $62.5 million to fully resolve the matter, which was paid on April 8, 2019. The Company does not admit any liability and the DOJ has dismissed the complaint in its entirety.
Tax Matters
During 2017, the Brazilian Federal Supreme Court (the “Court”) ruled that the inclusion of the state VAT tax collected by a taxpayer in the taxpayer’s federal social contribution calculation base is unconstitutional. In 2019, the Court ruled in the Company's favor allowing the recoverability of amounts previously paid, plus interest. As a result, the Company recorded a benefit of $10.9 million in net sales, of which $9.7 million related to prior years, and $4.6 million in interest income in the consolidated statement of operations during the fourth quarter of 2019.

22. Leasing
The Company leases certain warehouses and distribution centers, office space, transportation equipment, and other machinery and equipment.
Leases

(in millions)	Balance Sheet Location	December 31, 2019
Assets
Operating lease assets	Other assets	$157.3
Finance lease assets	Property, plant and equipment, net (1)	69.5
Total lease assets		$226.8
Liabilities
Current liabilities:
Current portion of operating lease liabilities	Other accrued expenses	$47.4
Current portion of finance lease liabilities	Current portion of long-term debt	20.9
Noncurrent liabilities:
Operating lease liabilities	Other long-term liabilities	114.5
Finance lease liabilities	Long-term debt	50.3
Total lease liabilities		$233.1

(1)Finance lease right-of-use assets are recorded net of accumulated amortization of $52.1 million as of December 31, 2019.

Lease cost

	Year Ended December 31, 2019
(in millions)	Operating Leases	Finance Leases	Total
Cost of goods sold (exclusive of depreciation)	$16.9	$—	$16.9
Outbound freight and handling	7.8	—	7.8
Warehousing, selling and administrative	34.2	—	34.2
Depreciation	—	20.0	20.0
Interest expense	—	2.8	2.8
Total gross lease component cost	$58.9	$22.8	$81.7
Variable lease costs			1.1
Short-term lease costs			23.7
Total gross lease costs			$106.5
Sublease income			2.8
Total net lease cost			$103.7
Lease term and discount rate

(in millions)	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	5.0
Finance leases	4.0
Weighted-average discount rate
Operating leases	4.95%
Finance leases	4.33%

Other information

(in millions)	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$59.2
Operating cash flows from finance leases	2.7
Financing cash flows from finance leases	20.7
Maturity of lease liabilities

	Year Ended December 31, 2019
(in millions)	Operating Leases	Finance Leases	Total
2020	$53.6	$22.6	$76.2
2021	41.4	18.9	60.3
2022	31.7	15.7	47.4
2023	21.1	6.9	28.0
2024	12.7	4.2	16.9
2025 and After	24.7	6.3	31.0
Total lease payments	$185.2	$74.6	$259.8
Less: interest	23.7	7.2
Present value of lease liabilities, excluding guaranteed residual values (1)	$161.5	$67.4
Plus: present value of guaranteed residual values (1)	0.4	3.8
Present value of lease liabilities	$161.9	$71.2

(1)The Company is not expected to have cash outflows related to the present value of guaranteed residual values. The Company’s current present value of lease liabilities includes guaranteed residual values related to leases in effect prior to ASC 842 due to the Company’s practical expedient elections denoted within “Note 2: Significant accounting policies.” The gross value of the guaranteed residual values for operating and finance leases is $0.4 million and $4.1 million as of December 31, 2019, respectively.
Disclosures related to periods prior to the adoption of the New Lease Standard
The table below includes minimum rental commitments under non-cancelable operating lease in excess of one year and capital lease obligations for the year ended December 31, 2018.

	Year Ended December 31, 2018
(in millions)	Operating Leases	Capital Leases	Total
2019	$54.9	$21.7	$76.6
2020	40.4	12.3	52.7
2021	30.0	9.3	39.3
2022	24.6	7.6	32.2
2023	16.3	2.8	19.1
2024 and After	30.0	1.1	31.1
Total lease payments	$196.2	$54.8	$251.0

23. Segments
Management monitors the operating results of its reportable segments separately for the purpose of making decisions about resource allocation and performance assessment. Management evaluates performance on the basis of Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net (loss) income, plus the sum of: interest expense, net of interest income; income tax expense (benefit); depreciation; amortization; other operating expenses, net (see “Note 6: Other operating expenses, net” for more information); impairment charges; loss on extinguishment of debt; and other expense, net (see “Note 8: Other expense, net” for more information). For 2019, Adjusted EBITDA also includes an adjustment to remove the charge of the inventory fair value step-up recorded in connection with the Nexeo purchase price allocation and to remove the benefit related to a Brazil VAT recovery.

Transfer prices between reportable segments are set on an arms-length basis in a similar manner to transactions with third parties. Corporate operating expenses that directly benefit segments have been allocated to the reportable segments. Allocable operating expenses are identified through a review process by management. These costs are allocated to the reportable segments on a basis that reasonably approximates the use of services. This is typically measured on a weighted distribution of margin, asset, headcount or time spent.
Financial information for the Company’s reportable segments is as follows:

(in millions)	USA	Canada	EMEA	LATAM	Other/ Eliminations (1)	Consolidated
	Year ended December 31, 2019
External customers	$5,828.5	$1,217.8	$1,785.5	$455.1	$—	$9,286.9
Inter-segment	100.2	6.2	3.3	—	(109.7)	—
Total net sales	$5,928.7	$1,224.0	$1,788.8	$455.1	$(109.7)	$9,286.9

Adjusted EBITDA	$454.7	$100.2	$143.3	$36.1	$(30.1)	$704.2

Long-lived assets (2)	$853.6	$197.3	$185.4	$34.7	$38.7	$1,309.7

(in millions)	USA	Canada	EMEA	LATAM	Other/ Eliminations (1)	Consolidated
	Year ended December 31, 2018
External customers	$4,961.0	$1,302.3	$1,975.7	$393.5	$—	$8,632.5
Inter-segment	126.6	9.3	4.0	0.2	(140.1)	—
Total net sales	$5,087.6	$1,311.6	$1,979.7	$393.7	$(140.1)	$8,632.5

Adjusted EBITDA	$376.4	$104.7	$151.2	$33.3	$(25.2)	$640.4

Long-lived assets (2)	$597.6	$141.3	$156.7	$30.2	$30.0	$955.8

(in millions)	USA	Canada	EMEA	LATAM	Other/ Eliminations (1)	Consolidated
	Year ended December 31, 2017
External customers	$4,657.1	$1,371.5	$1,821.2	$403.9	$—	$8,253.7
Inter-segment	121.9	9.1	4.5	0.5	(136.0)	—
Total net sales	$4,779.0	$1,380.6	$1,825.7	$404.4	$(136.0)	$8,253.7

Adjusted EBITDA	$350.0	$114.1	$129.2	$28.7	$(28.2)	$593.8

Long-lived assets (2)	$636.1	$147.7	$158.0	$33.5	$27.7	$1,003.0

(1)Other/Eliminations represents the elimination of intersegment transactions as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.
(2)Long-lived assets consist of property, plant and equipment, net and operating lease assets in 2019. Operating lease assets are excluded from 2018 and 2017 as the new leasing standard was adopted in 2019 using the modified retrospective method. Refer to “Note 2: Significant accounting policies” for more information.

The following is a reconciliation of net (loss) income to Adjusted EBITDA for the years ended December 31, 2019, 2018 and 2017, respectively:

	Year ended December 31,
(in millions)	2019	2018	2017
Net (loss) income	$(100.2)	$172.3	$119.8
Net income from discontinued operations	(5.4)	—	—
Depreciation	155.0	125.2	135.0
Amortization	59.7	54.3	65.4
Interest expense, net	139.5	132.4	148.0
Income tax expense	104.5	49.9	49.0
Other operating expenses, net	298.2	73.5	55.4
Other expense, net	70.5	32.7	17.4
Impairment charges	7.0	—	—
Gain on sale of business	(41.4)	—	—
Loss on extinguishment of debt	19.8	0.1	3.8
Brazil VAT recovery	(8.3)	—	—
Inventory step-up adjustment	5.3	—	—
Adjusted EBITDA	$704.2	$640.4	$593.8
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
The Company has portions of its labor force that are a part of collective bargaining agreements. A work stoppage or other limitation on operations could occur as a result of disputes under existing collective bargaining agreements with labor unions or government based work counsels or in connection with negotiation of new collective bargaining agreements. As of December 31, 2019, approximately 22% of the Company’s labor force is covered by a collective bargaining agreement. As of December 31, 2019, approximately 3% of the Company’s labor force is covered by a collective bargaining agreement that will expire within one year.
Other segment information
Information on segment assets is not disclosed as our chief operating decision maker does not evaluate reportable segments using asset information.
24. Quarterly financial information (unaudited)
The following tables contain selected unaudited statement of operations information for each quarter of the year ended December 31, 2019 and 2018. The tables include all adjustments, consisting only of normal recurring adjustments, that is necessary for fair presentation of the consolidated financial position and operating results for the quarters presented. Our business is affected by seasonality, which historically has resulted in higher sales volume during our second and third quarter.

2019	Quarter ended
(in millions, except per share data)	March 31	June 30	September 30	December 31 (1)
Net sales	$2,160.0	$2,584.6	$2,387.3	$2,155.0
Operating (loss) income	(52.3)	79.0	88.0	72.6
Net (loss) income from continuing operations	(70.0)	17.0	2.5	(55.1)
Net income (loss) from discontinued operations	6.1	(0.7)	—	—
Net (loss) income	(63.9)	16.3	2.5	(55.1)
(Loss) income per common share:
Basic and diluted from continuing operations (2)	$(0.47)	$0.10	$0.01	$(0.33)
Basic and diluted from discontinued operations (2)	0.04	—	—	—
Basic and diluted (loss) income per common share (2)	$(0.43)	$0.10	$0.01	$(0.33)
Shares used in computation of (loss) income per share:
Basic	149.2	169.8	168.6	168.6
Diluted	149.2	170.7	169.5	168.6

(1)Included in the fourth quarter of 2019 was a loss of $50.4 million relating to the annual mark to market adjustment on the defined benefit pension and postretirement plans and a gain of $41.4 million relating to the disposition of the Environmental Sciences business. Refer to “Note 11: Employee benefit plans and “Note 4: Discontinued operations and dispositions” for further information.
(2)As a result of changes in the number of shares outstanding during the year and rounding, the sum of the quarters’ earnings per share may not equal the earnings per share for any year-to-date period.

2018	Quarter ended
(in millions, except per share data)	March 31	June 30	September 30	December 31 (1)
Net sales	$2,158.0	$2,372.6	$2,130.7	$1,971.2
Operating income	107.9	117.4	99.6	62.5
Net income	65.4	56.1	49.6	1.2
Income per share:
Basic and diluted (2)	$0.46	$0.40	$0.35	$0.01
Shares used in computation of income (loss) per share:
Basic	140.9	141.1	141.2	141.4
Diluted	142.0	142.0	142.3	142.2

(1)Included in the fourth quarter of 2018 was a loss of $34.2 million relating to the annual mark to market adjustment on the defined benefit pension and postretirement plans. Refer to “Note 11: Employee benefit plans” for further information.
(2)As a result of changes in the number of shares outstanding during the year and rounding, the sum of the quarters’ earnings per share may not equal the earnings per share for any year-to-date period.
25. Subsequent events
On January 7, 2020, using the proceeds from the sale of the Environmental Sciences business, the Company repaid $174.0 million of the Term B-3 Loan due 2024.

Schedule II - Valuation and qualifying accounts

		Additions
(in millions)	Balance at beginning of period	Charged to costs and other expenses	Charged to other accounts	Deductions	Balance at end of period
Year ended December 31, 2019
Income tax valuation allowance	$106.3	$4.9	$0.1	$(23.8)	$87.5
Year ended December 31, 2018
Income tax valuation allowance	$117.2	$21.4	$(1.5)	$(30.8)	$106.3
Year ended December 31, 2017
Income tax valuation allowance	$167.9	$30.6	$6.7	$(88.0)	$117.2

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
In accordance with the guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Nexeo Solutions, which we acquired in February 2019. Nexeo represented 32.5% of the total assets and 16.0% of the Company’s net sales as of and for the year ended December 31, 2019. The Company’s acquisition of Nexeo is discussed in Note 3 to its consolidated financial statements.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
All information required by this Item will be included in our Proxy Statement relating to our 2020 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2019 (“2020 Proxy Statement”) and is incorporated herein by reference.*
ITEM 11. EXECUTIVE COMPENSATION
All information required by this Item will be included in our 2020 Proxy Statement and is incorporated herein by reference.*
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
All information required by this Item will be included in our 2020 Proxy Statement and is incorporated herein by reference.*
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
All information required by this Item will be included in our 2020 Proxy Statement and is incorporated herein by reference.*
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
All information required by this Item will be included in our 2020 Proxy Statement and is incorporated herein by reference.*
*Except for information or data specifically incorporated herein by reference under Items 10 through 14, other information and data appearing in our 2020 Proxy Statement are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the SEC as part of this report.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)(2) Financial Statements and Financial Statement Schedules
Reference is made to the information set forth in Part II, Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.
(a)(3) Exhibits

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated September 17, 2018, by and among Nexeo, Univar, Pilates Merger Sub I Corp and Pilates Merger Sub II LLC, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company, filed on September 18, 2018.

2.2	Purchase and Sale Agreement, by and among Nexeo Solutions, Inc., Neon Holdings, Inc. and Univar Inc., dated as of February 8, 2019, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on March 1, 2019.

2.3*	Amended and Restated Securities Purchase Agreement, dated December 30, 2019, by and among Univar Solutions Inc., Univar Solutions USA Inc., Univar Canada LTD., ENS Holdings III Corp., ENS Canada Holdings Corp. and ENS Holdings II Corp.

3.1	Third Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 of the Company, filed on June 23, 2015.

3.2	Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed on August 23, 2018.

3.3	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed on August 22, 2019.

3.4	Third Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company, filed on August 22, 2019.

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of the Company, filed on June 8, 2015.

4.2*	Description of Univar Solutions Inc. Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

4.3	Fourth Amended and Restated Stockholders’ Agreement, incorporated by reference to Exhibit 4.2 to the Form 10-K of the Company, filed on March 3, 2016.

4.4	Indenture, dated as of November 22, 2019, between Univar Solutions USA Inc., Univar Solutions Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed on November 22, 2019.

4.5	First Supplemental Indenture, dated as of November 22, 2019, between Univar Solutions USA Inc., Univar Solutions Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed on November 22, 2019.

4.6	Form of 5.125% Senior Notes due 2027 (included in Exhibit 4.5 hereto), incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of the Company filed on November 22, 2019.

10.1	European ABL Facility Agreement, dated as of March 24, 2014, as amended and restated on December 19, 2018, by and among Univar B.V., the other borrowers from time to time party thereto, Univar Inc., as guarantor, JPMorgan Chase Bank, N.A., as sole lead arranger and joint bookrunner, Bank of America, N.A., as joint bookrunner and syndication agent, and J.P. Morgan Europe Limited, as administrative agent and collateral agent, incorporated by reference to Exhibit 10.1 to the Form 10-K of the Company, filed on February 21, 2019.

10.2	Credit Agreement, dated as of July 1, 2015 between Univar USA Inc., Univar Inc., the several banks and financial institutions from time to time party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on July 7, 2015.

10.3	First Amendment to Credit Agreement and Amended Credit Agreement, dated as of January 19, 2017 between Univar USA Inc., Univar Inc., the several banks and financial institutions from time to time party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on January 20, 2017.

10.4	Second Amendment to Credit Agreement, dated as of November 28, 2017 between Univar USA Inc., Univar Inc., the several banks and financial institutions from time to time party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed November 29, 2017.

10.5*	Third Amendment, dated as of February 23, 2019, to Credit Agreement between Univar USA Inc., Univar Inc., the several banks and financial institutions from time to time party thereto and Bank of America, N.A.

10.6	Fourth Amendment and the Amended Credit Agreement, dated as of February 28, 2019 between Univar USA Inc., Univar Inc., the several banks and financial institutions from time to time party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed on March 1, 2019.

10.7	Fifth Amendment, dated November 22, 2019, among Univar Solutions USA Inc., Univar Solutions Inc., Univar Netherlands Holding B.V, the several banks and financial institutions from time to time party thereto, Goldman Sachs Bank USA and Bank of America, N.A., to the Credit Agreement dated July 1, 2015, between Univar Solutions USA Inc., Univar Solutions Inc., Univar Netherlands Holding B.V., the several banks and financial institutions from time to time party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on November 22, 2019.

10.8	Term Loan Guarantee and Collateral Agreement, dated as of July 1, 2015, made by Univar Inc., Univar USA Inc. and the guarantors listed on the signature pages thereto in favor of Bank of America, N.A, as collateral agent for the banks and other financial institutions that are parties to the Credit Agreement, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed on July 7, 2015.

10.9*	Amendment No. 1 to Term Loan Guarantee and Collateral Agreement, dated as of November 22, 2019, made by Univar Solutions Inc., Univar Solutions USA Inc. and the guarantors listed on the signature pages thereto in favor of Bank of America, N.A, as collateral agent.

10.10	Amended and Restated ABL Credit Agreement, dated as of February 28, 2019 between Univar Inc. and certain of its subsidiaries, the several banks and financial institutions from time to time party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on March 1, 2019.

10.11	First Amendment dated November 22, 2019, among Univar Solutions Inc. and certain of its subsidiaries, the several banks and financial institutions from time to time party thereto and Bank of America, N.A., to the Amended and Restated ABL Credit Agreement, dated as of February 28, 2019, between Univar Solutions Inc. and certain of its subsidiaries, the several banks and financial institutions from time to time party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed on November 22, 2019.

10.12*	Amended and Restated ABL Guarantee and Collateral Agreement, dated as of February 28, 2019, made by the Company and certain of its Domestic Subsidiaries in favor of Bank of America, N.A, as collateral agent.

10.13†	Form of Director Indemnification Agreement, incorporated by reference to Exhibit 10.56 to the Registration Statement on Form S-1 of the Company, filed on June 8, 2015.

10.14†	Form of Employee Stock Option Agreement, incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-1 of the Company, filed on August 14, 2014.

10.15†	2014 Form of Employee Stock Option Agreement, incorporated by reference to Exhibit 10.62 to the Registration Statement on Form S-1 of the Company, filed on May 26, 2015.

10.16†	Form of Employee Stock Option Agreement for awards granted between June 23, 2015 and February 1, 2017, 2015 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-8 of the Company, filed June 23, 2015.

10.17†	Form of Employee Stock Option Agreement for awards granted after February 1, 2017, 2015 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.67 to the Form 10-K of the Company filed on February 28, 2017.

10.18†	Form of Employee Stock Option Agreement for awards granted after April 13, 2017, 2015 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company filed on May 5, 2017.

10.19†	Form of Employee Stock Option Agreement, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Company filed on May 5, 2017.

10.20†	Form of Employee Stock Option Agreement for awards granted on or after February 7, 2018, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Company, filed on May 10, 2018.

10.21†	Stock Option Agreement, dated as of February 7, 2018, by and between Univar Inc. and Stephen D. Newlin. 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Company, filed on May 10, 2018.

10.22†	Form of Employee Stock Option Agreement for awards granted on or after February 6, 2019, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q of the Company, filed on May 9, 2019.

10.23*†	Form of Employee Stock Option Agreement for awards granted on or after February 21, 2020, 2017 Omnibus Equity Incentive Plan.

10.24†	Employee Restricted Stock Unit Agreement, dated as of January 30, 2017, by and between Univar Inc. and Mr. Newlin, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on January 30, 2017.

10.25†	Form of Employee Restricted Stock Unit Agreement for awards granted after February 1, 2017, 2015 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.68 to the Form 10-K of the Company filed on February 28, 2017.

10.26†	Form of Employee Restricted Stock Unit Agreement for awards granted after April 13, 2017, 2015 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Company filed on May 5, 2017.

10.27†	Form of Employee Restricted Stock Unit Agreement, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q of the Company filed on May 5, 2017.

10.28†	Form of Employee Restricted Stock Unit Agreement for awards granted on or after February 7, 2018, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q of the Company, filed on May 10, 2018.

10.29†	Restricted Stock Unit Agreement, dated as of February 7, 2018, by and between Univar Inc. and Stephen D. Newlin, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to the Form 10-Q of the Company, filed on May 10, 2018.

10.30†	Form of Employee Restricted Stock Unit Agreement for awards granted on or after February 6, 2019, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to the Form 10-Q of the Company, filed on May 9, 2019.

10.31*†	Form of Employee Restricted Stock Unit Agreement for awards granted on or after February 21, 2020, 2017 Omnibus Equity Incentive Plan.

10.32*†	Univar Solutions Supplemental Savings Plan (previously named Univar USA Inc. Supplemental Valued Investment Plan), effective June 1, 2017.

10.33*†	First Amendment to the Univar Solutions Supplemental Savings Plan, dated October 9, 2018.

10.34*†	Second Amendment to the Univar Solutions Supplemental Savings Plan, dated December 30, 2019.

10.35†	Univar Canada Ltd. Supplemental Benefits Plan, dated as of June 1, 2007, incorporated by reference to Exhibit 10.28 to the Form 10-K of the Company, filed on March 3, 2016.

10.36†	Univar USA Inc. Supplemental Benefits Retirement Plan, dated as of July 1, 2004, incorporated by reference to Exhibit 10.45 to the Registration Statement on Form S-1 of the Company, filed on August 14, 2014.

10.37†	First Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of May 17, 2005, incorporated by reference to Exhibit 10.30 to the Form 10-K of the Company, filed on March 3, 2016.

10.38†	Second Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of August 24, 2006, incorporated by reference to Exhibit 10.31 to the Form 10-K of the Company, filed on March 3, 2016.

10.39†	Third Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of June 11, 2007, incorporated by reference to Exhibit 10.32 to the Form 10-K of the Company, filed on March 3, 2016.

10.40†
Fourth Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of December 6, 2007, incorporated by reference to Exhibit 10.46 to the Registration Statement on Form S-1 of the Company, filed on August 14, 2014.

10.41†	Fifth Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of December 6, 2007, incorporated by reference to Exhibit 10.34 to the Form 10-K of the Company, filed on March 3, 2016.

10.42†	Sixth Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of December 19, 2007, incorporated by reference to Exhibit 10.35 to the Form 10-K of the Company, filed on March 3, 2016.

10.43†	Seventh Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of June 19, 2008, incorporated by reference to Exhibit 10.36 to the Form 10-K of the Company, filed on March 3, 2016.

10.44†	Eighth Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of December 23, 2008, incorporated by reference to Exhibit 10.37 to the Form 10-K of the Company, filed on March 3, 2016.

10.45†	Ninth Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of December 21, 2009, incorporated by reference to Exhibit 10.38 to the Form 10-K of the Company, filed on March 3, 2016.

10.46†	Univar Inc. 2011 Stock Incentive Plan, effective as of March 28, 2011, incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1 of the Company, filed on August 14, 2014.

10.47†	Amendment No. 1 to the Univar Inc. 2011 Stock Incentive Plan, dated as of November 30, 2012, incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1 of the Company, filed on August 14, 2014.

10.48†	Univar Inc. 2015 Omnibus Equity Incentive Plan is incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 of the Company, filed June 23, 2015.

10.49†	Univar Inc. 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.6 to the Form 10-Q of the Company filed on May 5, 2017.

10.50*†	First Amendment to Univar Inc. 2017 Omnibus Equity Incentive Plan dated as of December 6, 2019.

10.51†	Employment Agreement, effective as of January 1, 2017 by and between Univar Europe Limited and Nick Powell, incorporated by reference to Exhibit 10.65 to the Form 10-K of the Company, filed on February 28, 2018.

10.52†	Letter Agreement, by and between Nick Powell and Univar Inc., dated as of February 27, 2019 (incorporated by reference to Exhibit 5.1 to the Current Report on Form 8-K of the Company filed on March 1, 2019).

10.53†	Form of Severance and Change in Control Agreement by and Between Univar Inc. and Certain Executives, incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Company, filed on November 6, 2018.

10.54†	Severance and Change of Control Agreement, dated as of January 6, 2020, between the Company and Nicholas W. Alexos, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on December 16, 2019.

10.55†	Univar Inc. Employee Stock Purchase Plan is incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 of the Company, filed June 23, 2015.

10.56*†	First Amendment to Univar Solutions Inc. Employee Stock Purchase Plan dated as of December 6, 2019.

10.57†	Form of Employee Performance-Based Restricted Stock Unit Agreement for awards granted on or after February 7, 2018, 2017 Omnibus Equity Incentive Plan., incorporated by reference to Exhibit 10.6 to the Form 10-Q of Univar Inc., filed on May 10, 2018.

10.58†	Performance-Based Restricted Stock Unit Agreement dated as of February 7, 2018, by and between Univar Inc. and Stephen D. Newlin, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to the Form 10-Q of the Company, filed on May 10, 2018.

10.59†	Form of Employee Performance Based Restricted Stock Unit Agreement for awards granted on or after February 6, 2019, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.6 to the Form 10-Q of the Company, filed on May 9, 2019.

10.60†
Form of Amended and Restated Employee Performance-Based Restricted Stock Unit Agreement for awards granted on or after February 6, 2019, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company, filed on November 5, 2019.

10.61*†	Form of Employee Performance Based Restricted Stock Unit Agreement for awards granted on or after February 21, 2020, 2017 Omnibus Equity Incentive Plan.

10.62†
Form of Director Deferred Share Unit Agreement for awards granted on or after February 7, 2018, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.8 to the Form 10-Q of the Company, filed on May 10, 2018.

10.63†
Form of Director Deferred Share Unit Agreement for awards granted on or after February 7, 2019, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to the Form 10-Q of the Company, filed on May 9, 2019.

10.64*†	Form of Director Deferred Share Unit Agreement for cash retainer granted on or after February 21, 2020, 2017 Omnibus Equity Incentive Plan.

10.65*†	Form of Director Deferred Share Unit Agreement for equity awards granted on or after February 21, 2020, 2017 Omnibus Equity Incentive Plan.

10.66†	Form of Director Restricted Stock Agreement for awards granted on or after February 7, 2019, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.9 to the Form 10-Q of the Company, filed on May 9, 2019.

10.67*†	Form of Director Restricted Stock Agreement for awards granted on or after February 21, 2020, 2017 Omnibus Equity Incentive Plan.

10.68*†	Form of Director Restricted Stock Unit Agreement for awards granted on or after February 21, 2020, 2017 Omnibus Equity Incentive Plan.

10.69†	Univar Inc. Omnibus Waiver regarding Whistleblower Protections, dated as of May 3, 2017, incorporated by reference to Exhibit 10.8 to the Form 10-Q of the Company filed on May 5, 2017.

14.1*	Code Handbook

21.1*	List of Subsidiaries

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Identifies each management compensation plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Univar Solutions Inc.

By: /s/ NICHOLAS W. ALEXOS
Nicholas W. Alexos, Executive Vice President and Chief Financial Officer
Dated February 25, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By: /s/ DAVID C. JUKES	By: /s/ NICHOLAS W. ALEXOS
David C. Jukes, President and Chief Executive Officer (Principal Executive Officer)	Nicholas W. Alexos, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
By: /s/ JEANETTE A. PRESS	By: /s/ STEPHEN D. NEWLIN
Jeanette A. Press, Vice President and Corporate Controller (Principal Accounting Officer)	Stephen D. Newlin, Chairman of the Board
By: /s/ CHRISTOPHER D. PAPPAS	By: /s/ RHONDA GERMANY BALLINTYN
Christopher D. Pappas, Lead Director	Rhonda Germany Ballintyn, Director
By: /s/ MARK J. BYRNE	By: /s/ DANIEL P. DOHENY
Mark J. Byrne, Director	Daniel P. Doheny, Director
By: /s/ RICHARD P. FOX	By: /s/ EDWARD J. MOONEY
Richard P. Fox, Director	Edward J. Mooney, Director
By: /s/ WILLIAM S. STAVROPOULOS	By: /s/ KERRY PREETE
William S. Stavropoulos, Director	Kerry Preete, Director
By: /s/ ROBERT L. WOOD	By: /s/ JOAN BRACA
Robert L. Wood, Director	Joan Braca, Director