Form 10-K/A
period 2019-12-31
Univar Solutions Inc.
filed 2020-05-07
CIK 1494319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
Form 10-K/A
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
Aggregate market value of common stock held by non-affiliates of registrant on June 28, 2019: $3.4 billion, based on a closing price of registrant’s Common Stock of $22.04 per share.
At February 12, 2020, 168,848,248 shares of the registrant’s common stock, $0.01 par value, were outstanding.

Explanatory Note

Univar Solutions Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2020 (the “Form 10-K”), for the sole purpose of including language from the introductory portion of paragraph 4 of the Section 302 certifications regarding the Company’s internal control over financial reporting, as reflected in the updated certifications included as Exhibits 31.1 and 31.2 with this Amendment.
Other than as expressly set forth above, no changes have been made in this Amendment to amend, modify or restate any other information or disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the original filing of the Form 10-K. As a result, the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 continues to speak as of February 25, 2020. The Amendment should be read in conjunction with the Company's Form 10-K and other Company filings made with the SEC.

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

10.64*†	Form of Director Deferred Share Unit Agreement for cash retainer granted on or after February 21, 2020, 2017 Omnibus Equity Incentive Plan.

10.65*†	Form of Director Deferred Share Unit Agreement for equity awards granted on or after February 21, 2020, 2017 Omnibus Equity Incentive Plan.

10.66†	Form of Director Restricted Stock Agreement for awards granted on or after February 7, 2019, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.9 to the Form 10-Q of the Company, filed on May 9, 2019.

10.67*†	Form of Director Restricted Stock Agreement for awards granted on or after February 21, 2020, 2017 Omnibus Equity Incentive Plan.

10.68*†	Form of Director Restricted Stock Unit Agreement for awards granted on or after February 21, 2020, 2017 Omnibus Equity Incentive Plan.

10.69†	Univar Inc. Omnibus Waiver regarding Whistleblower Protections, dated as of May 3, 2017, incorporated by reference to Exhibit 10.8 to the Form 10-Q of the Company filed on May 5, 2017.

14.1*	Code Handbook

21.1*	List of Subsidiaries

23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Identifies each management compensation plan or arrangement.
*	Filed as an exhibit to the Form 10-K.
**	Filed herewith.
***	Furnished as an exhibit to the Form-10-K.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Univar Solutions Inc.

By: /s/ NICHOLAS W. ALEXOS
Nicholas W. Alexos, Executive Vice President and Chief Financial Officer
Dated May 7, 2020