Form 10-Q
period 2020-03-31
Univar Solutions Inc.
filed 2020-05-11
CIK 1494319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 27, 2020, 168,900,947 shares of the registrant’s common stock, $0.01 par value, were outstanding.

Univar Solutions Inc.
Form 10-Q
For the quarterly period ended March 31, 2020

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements
Univar Solutions Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

		Three months ended March 31,
(in millions, except per share data)	Note	2020	2019
Net sales		$2,211.2	$2,160.0
Cost of goods sold (exclusive of depreciation)		1,678.6	1,663.6
Operating expenses:
Outbound freight and handling		91.5	82.9
Warehousing, selling and administrative		279.5	253.4
Other operating expenses, net	6	4.1	164.8
Depreciation		41.7	33.2
Amortization		15.8	14.4
Total operating expenses		$432.6	$548.7
Operating income (loss)		$100.0	$(52.3)
Other (expense) income:
Interest income		1.0	0.6
Interest expense		(29.1)	(34.8)
Loss on sale of business	4	(8.6)	—
Loss on extinguishment of debt	13	(1.8)	(0.7)
Other expense, net	8	(5.9)	(6.1)
Total other expense		$(44.4)	$(41.0)
Income (loss) before income taxes		55.6	(93.3)
Income tax benefit from continuing operations	10	(0.3)	(23.3)
Net income (loss) from continuing operations		$55.9	$(70.0)
Net income from discontinued operations	4	$—	$6.1
Net income (loss)		$55.9	$(63.9)

Income (loss) per common share:
Basic from continuing operations	11	$0.33	$(0.47)
Basic from discontinued operations	11	—	0.04
Basic income (loss) per common share		$0.33	$(0.43)
Diluted from continuing operations	11	$0.33	$(0.47)
Diluted from discontinued operations	11	—	0.04
Diluted income (loss) per common share		$0.33	$(0.43)

Weighted average common shares outstanding:
Basic	11	168.8	149.2
Diluted	11	169.7	149.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

		Three months ended March 31,
(in millions)	Note	2020	2019
Net income (loss)		$55.9	$(63.9)

Other comprehensive (loss) income, net of tax:
Impact due to adoption of ASU 2018-02 (1)	12	—	(3.2)
Foreign currency translation	12	(94.1)	8.2
Derivative financial instruments	12	(16.1)	(8.3)
Total other comprehensive loss, net of tax		$(110.2)	$(3.3)
Comprehensive loss		$(54.3)	$(67.2)

(1)Adjusted due to the adoption of Accounting Standards Update (“ASU”) 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” on January 1, 2019.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	Note	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents		$379.7	$330.3
Trade accounts receivable, net of allowance for doubtful accounts of $17.4 and $12.9 at March 31, 2020 and December 31, 2019, respectively.	14	1,383.8	1,160.1
Inventories		817.2	796.0
Prepaid expenses and other current assets		206.6	167.2
Total current assets		$2,787.3	$2,453.6
Property, plant and equipment, net	14	1,120.7	1,152.4
Goodwill	14	2,249.0	2,280.8
Intangible assets, net	14	301.7	320.2
Deferred tax assets		19.2	21.3
Other assets		261.1	266.5
Total assets		$6,739.0	$6,494.8
Liabilities and stockholders’ equity
Current liabilities:
Short-term financing	13	$1.1	$0.7
Trade accounts payable		1,027.2	895.0
Current portion of long-term debt	13	26.9	25.0
Accrued compensation		95.9	103.6
Other accrued expenses	14	439.8	425.1
Total current liabilities		$1,590.9	$1,449.4
Long-term debt	13	2,860.8	2,688.8
Pension and other postretirement benefit liabilities		286.6	295.6
Deferred tax liabilities		53.4	56.3
Other long-term liabilities		263.7	271.9
Total liabilities		$5,055.4	$4,762.0
Stockholders’ equity:
Preferred stock, 200.0 million shares authorized at $0.01 par value with no shares issued or outstanding as of March 31, 2020 and December 31, 2019		$—	$—
Common stock, 2.0 billion shares authorized at $0.01 par value with 168.9 million and 168.7 million shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively		1.7	1.7
Additional paid-in capital		2,974.0	2,968.9
Accumulated deficit		(802.6)	(858.5)
Accumulated other comprehensive loss	12	(489.5)	(379.3)
Total stockholders’ equity		$1,683.6	$1,732.8
Total liabilities and stockholders’ equity		$6,739.0	$6,494.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

		Three months ended March 31,
(in millions)	Note	2020	2019
Operating activities:
Net income (loss)		$55.9	$(63.9)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization		57.5	47.6
Amortization of deferred financing fees and debt discount		1.6	1.8
Loss on sale of business	4	8.6	—
(Gain) loss on sale of property, plant and equipment		(5.3)	0.1
Loss on extinguishment of debt		1.8	0.7
Deferred income taxes		(3.5)	(28.2)
Stock-based compensation expense		5.7	6.0
Other		—	0.4
Changes in operating assets and liabilities:
Trade accounts receivable, net		(259.4)	(86.6)
Inventories		(50.5)	(42.9)
Prepaid expenses and other current assets		(58.3)	(4.2)
Trade accounts payable		165.3	37.3
Pensions and other postretirement benefit liabilities		(5.3)	(3.3)
Other, net		7.7	11.7
Net cash used by operating activities		$(78.2)	$(123.5)
Investing activities:
Purchases of property, plant and equipment		$(24.1)	$(16.5)
Purchases of businesses, net of cash acquired	3	—	(1,165.5)
Proceeds from sale of property, plant and equipment		7.6	0.7
(Payments)/proceeds from sale of business	4	(8.2)	650.0
Other		(6.2)	(1.3)
Net cash used by investing activities		$(30.9)	$(532.6)
Financing activities:
Proceeds from issuance of long-term debt	13	$—	$947.0
Payments on long-term debt and finance lease obligations	13	(180.6)	(4.6)
Net proceeds under revolving credit facilities	13	345.9	394.4
Short-term financing, net	13	6.3	(4.3)
Taxes paid related to net share settlements of stock-based compensation awards		(1.3)	(2.0)
Stock option exercises		0.7	—
Net cash provided by financing activities		$171.0	$1,330.5
Effect of exchange rate changes on cash and cash equivalents		$(12.5)	$(8.0)
Net increase in cash and cash equivalents		49.4	666.4
Cash and cash equivalents at beginning of period		330.3	121.6
Cash and cash equivalents at end of period		$379.7	$788.0
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes		$9.8	$9.9
Interest, net of capitalized interest		18.0	40.3
Non-cash activities:
Fair value of common stock issued for acquisition of business	3	$—	$649.3
Additions of property, plant and equipment included in trade accounts payable and other accrued expenses		4.8	12.4
Additions of property, plant and equipment under a finance lease obligation		18.0	1.8
Additions of assets under an operating lease obligation		17.5	2.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(in millions)	Common stock (shares)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, January 1, 2020	168.7	$1.7	$2,968.9	$(858.5)	$(379.3)	$1,732.8
Net income	—	—	—	55.9	—	55.9
Foreign currency translation adjustment, net of tax ($4.7)	—	—	—	—	(94.1)	(94.1)
Derivative financial instruments, net of tax $7.0	—	—	—	—	(16.1)	(16.1)
Restricted stock units vested	0.2	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.1)	—	(1.3)	—	—	(1.3)
Stock option exercises	0.1	—	0.7	—	—	0.7
Stock-based compensation	—	—	5.7	—	—	5.7
Balance, March 31, 2020	168.9	$1.7	$2,974.0	$(802.6)	$(489.5)	$1,683.6

(in millions)	Common stock (shares)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, January 1, 2019	141.7	$1.4	$2,325.0	$(761.5)	$(373.2)	$1,191.7
Impact due to adoption of ASU (1)	—	—	—	3.2	(3.2)	—
Net loss	—	—	—	(63.9)	—	(63.9)
Foreign currency translation adjustment	—	—	—	—	8.2	8.2
Derivative financial instruments, net of tax $2.8	—	—	—	—	(8.3)	(8.3)
Common stock issued for the Nexeo acquisition (2)	27.9	0.3	649.0	—	—	649.3
Restricted stock units vested	0.2	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.1)	—	(2.0)	—	—	(2.0)
Stock-based compensation	—	—	6.0	—	—	6.0
Balance, March 31, 2019	169.7	$1.7	$2,978.0	$(822.2)	$(376.5)	$1,781.0

(1)Adjusted due to the adoption of ASU 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” on January 1, 2019.
(2)Refer to “Note 3: Business combinations” for more information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Nature of operations
Headquartered in Downers Grove, Illinois, Univar Solutions Inc. (“Univar Solutions,” “Company,” “we,” “our” and “us”) is a leading global chemical and ingredient distributor and provider of value-added services to customers across a wide range of industries. The Company’s operations are structured into four reportable segments that represent the geographic areas under which the Company manages its business:
•Univar Solutions USA (“USA”)
•Univar Solutions Europe, the Middle East and Africa (“EMEA”)
•Univar Solutions Canada (“Canada”)
•Univar Solutions Latin America (“LATAM”)
LATAM includes certain developing businesses in Latin America (including Brazil and Mexico) and the Asia-Pacific region.
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
On our condensed consolidated statements of cash flows for the three months ended March 31, 2019, the amounts included in “net proceeds under revolving credit facilities,” which were previously included in “proceeds from issuance of long-term debt,” are now presented separately to conform to the current year presentation.
The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ materially from these estimates. These condensed consolidated financial statements and related footnotes are unaudited and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Recently adopted accounting pronouncements
On January 1, 2020, the Company adopted ASU 2016-13 “Financial Instruments - Credit Losses” (Topic 326), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. The transition to the new methodology did not have a significant financial impact and the Company did not recognize a cumulative-effect adjustment to the opening balance of accumulated deficit.
On January 1, 2020, the Company adopted ASU 2018-13 “Fair Value Measurement” (Topic 820), which modifies the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures.
On January 1, 2020, the Company adopted ASU 2018-15 “Intangibles - Goodwill and Other - Internal-Use Software” (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a service contract hosting arrangement with those for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted this guidance on a prospective basis.
Accounting pronouncements issued and not yet adopted
In August 2018, the FASB issued ASU 2018-14 “Compensation - Retirement Benefits - Defined Benefit Plans - General” (Subtopic 715-20), which amends the disclosure requirements related to defined benefit pension and other postretirement plans. The Company will adopt this guidance effective January 1, 2021 and is currently determining the impacts that will be reflected in financial statement disclosures.

In December 2019, the FASB issued ASU 2019-12 “Income Taxes” (Topic 740) – “Simplifying the Accounting for Income Taxes.” The Company will adopt this guidance effective January 1, 2021 and is currently determining the impacts of the guidance on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform” (Topic 848) – “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for applying US GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform from currently referenced rates, such as LIBOR, to alternative rates. The ASU is effective beginning March 12, 2020 and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently determining the impacts of the guidance on our consolidated financial statements.
3. Business combinations
2019 Acquisition
Acquisition of Nexeo Solutions
On February 28, 2019, the Company completed an acquisition of 100% of the equity interest of Nexeo Solutions, Inc. (“Nexeo”), a leading global chemicals and plastics distributor. The acquisition expands and strengthens Univar Solutions’ presence in North America and provides expanded opportunities to create the largest North American sales force in chemical and ingredients distribution and the broadest product offering.
The total purchase price of the acquisition was $1,814.8 million, composed of $1,201.0 million of cash paid (net of cash acquired of $46.8 million) and $613.8 million of newly issued shares of Univar Solutions common stock, which represented approximately 26.4 million shares, based on Univar Solutions’ closing stock price of $23.29 on February 27, 2019. The final 26.4 million shares issued include the cancellation of 1.5 million shares in connection with the appraisal litigation settlement during the second quarter of 2019.
As of March 31, 2020, the Company updated the purchase price allocation to reflect the final deferred income taxes adjustments. The adjustments to these balances resulted in a $7.0 million increase to goodwill. The accounting for this acquisition is complete as of March 31, 2020.
The final purchase price allocation and measurement period adjustments are shown below:

(in millions)	As of December 31, 2019	Measurement Period Adjustments	Final March 31, 2020
Trade accounts receivable, net	$296.3	$—	$296.3
Inventories	150.2	—	150.2
Prepaid expenses and other current assets	65.4	(1.2)	64.2
Assets held for sale	888.2	—	888.2
Property, plant and equipment, net	262.3	—	262.3
Goodwill	555.7	7.0	562.7
Intangible assets, net	138.7	—	138.7
Other assets	37.4	(0.4)	37.0
Trade accounts payable	(137.7)	—	(137.7)
Other accrued expenses	(145.8)	1.3	(144.5)
Liabilities held for sale	(221.5)	—	(221.5)
Deferred tax liabilities	(4.2)	(6.7)	(10.9)
Other long-term liabilities	(70.2)	—	(70.2)
Purchase consideration, net of cash	$1,814.8	$—	$1,814.8
Assets and liabilities held for sale are related to the Nexeo plastics distribution business (“Nexeo Plastics”). Nexeo Plastics was not aligned with the Company’s strategic objectives and, on March 29, 2019, the business was sold for total net proceeds of $664.3 million. Refer to “Note 4: Discontinued operations and dispositions” for further information.
The Company recorded $562.7 million of goodwill, consisting of $547.1 million in the USA segment, $3.8 million in Canada and $11.8 million in LATAM. The goodwill is primarily attributable to expected synergies from combining operations. The Company expects approximately $76.0 million of goodwill to be deductible for income tax purposes.

The Company assumed 50.0 million warrants, equivalent to 25.0 million Nexeo shares, with an estimated aggregate fair value of $26.0 million at the February 28, 2019 closing date. The warrants were converted into the right to receive, upon exercise, the merger consideration consisting of approximately 7.6 million shares of Univar Solutions common stock plus cash. The warrants have an exercise price of $27.80 and will expire on June 9, 2021. The warrants are recorded as other long-term liabilities within the condensed consolidated balance sheet. Refer to “Note 15: Fair value measurements” for more information.
4. Discontinued operations and dispositions
Discontinued operations
On March 29, 2019, the Company completed the sale of Nexeo Plastics to an affiliate of One Rock Capital Partners, LLC (“Buyer”) for total proceeds of $664.3 million (net of cash disposed of $2.4 million), including $26.7 million for a working capital adjustment. The Nexeo purchase price allocation is inclusive of these working capital adjustments. Refer to “Note 3: Business combinations” for more information.
In connection with the transaction, the Company entered into a Transition Services Agreement (TSA), a Warehouse Service Agreement (WSA) and Real Property Agreements with the Buyer which are designed to ensure and facilitate an orderly transfer of business operations and will terminate at various times, between six and twenty-four months and can be renewed with a maximum of two twelve-month periods. The income and expense for the services will be reported as other operating expenses, net in the condensed consolidated statements of operations. The Real Property Agreements will have a maximum tenure of three years. These arrangements do not constitute significant continuing involvement in Nexeo Plastics.
The following table summarizes the operating results of Nexeo Plastics for the period from March 1, 2019 to March 31, 2019, as presented in “Net income from discontinued operations” on the condensed consolidated statements of operations.

(in millions)	Three months ended March 31, 2019
External sales	$156.9
Cost of goods sold (exclusive of depreciation)	136.7
Outbound freight and handling	3.5
Warehousing, selling and administrative	7.9
Other expenses	1.4
Income from discontinued operations before income taxes	$7.4
Income tax expense from discontinued operations	1.3
Net income from discontinued operations	$6.1
There were no significant non-cash operating activities from the Company’s discontinued operations related to Nexeo Plastics.
Dispositions
On December 31, 2019, the Company completed the sale of the Environmental Sciences business to affiliates of AEA Investors LP for total cash proceeds of $174.0 million (net of cash disposed of $0.7 million and $5.9 million of transaction expenses) plus a $5.0 million ($2.4 million present value) subordinated note receivable (the “Transaction”) and recorded a pre-tax gain on sale of $41.4 million. In the first quarter of 2020, we recorded a net working capital adjustment of $8.2 million, reducing the proceeds and the gain on sale recorded in the fourth quarter of 2019. The sale of the business did not meet the criteria to be classified as a discontinued operation in the Company’s financial statements because the disposition did not represent a strategic shift, that has, or will have, a major effect on the Company's operations and financial results.
The following summarizes the income before income taxes attributable to the Environmental Sciences business:

(in millions)	Three months ended March 31, 2019
Income before income taxes	$2.2

5. Revenue
The Company disaggregates revenues from contracts with customers by both geographic reportable segments and revenue contract types. Geographic reportable segmentation is pertinent to understanding Univar Solutions’ revenues, as it aligns to how the Company reviews the financial performance of its operations. Revenue contract types are differentiated by the type of good or service Univar Solutions offers customers, since the contractual terms necessary for revenue recognition are unique to each of the identified revenue contract types.

The following tables disaggregate external customer net sales by major stream:

	USA	EMEA	Canada	LATAM	Consolidated
(in millions)	Three months ended March 31, 2020
Chemical Distribution	$1,270.5	$459.9	$208.3	$105.3	$2,044.0
Crop Sciences	—	—	64.4	—	64.4
Services	87.0	0.4	13.1	2.3	102.8
Total external customer net sales	$1,357.5	$460.3	$285.8	$107.6	$2,211.2

	USA	EMEA	Canada	LATAM	Consolidated
(in millions)	Three months ended March 31, 2019
Chemical Distribution	$1,247.5	$483.4	$211.7	$92.6	$2,035.2
Crop Sciences	—	—	50.5	—	50.5
Services	59.7	0.3	11.6	2.7	74.3
Total external customer net sales	$1,307.2	$483.7	$273.8	$95.3	$2,160.0
Deferred revenue
Deferred revenues are recognized as a contract liability when customers provide Univar Solutions with consideration prior to the Company satisfying a performance obligation. The following table provides information pertaining to the deferred revenue balance and account activity:

(in millions)
Deferred revenue as of January 1, 2020	$65.5
Deferred revenue as of March 31, 2020	43.0
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	63.9
The deferred revenue balances are all expected to have a duration of one year or less and are recorded within the other accrued expenses line item of the condensed consolidated balance sheets.
6. Other operating expenses, net
Other operating expenses, net consisted of the following:

	Three months ended March 31,
(in millions)	2020	2019
Acquisition and integration related expenses	$17.5	$77.1
Stock-based compensation expense	5.7	6.0
Restructuring charges	2.5	0.1
Other employee severance costs	5.5	12.9
Other facility closure costs	1.9	—
Saccharin legal settlement	—	62.5
Fair value adjustment for warrants	(26.3)	(4.4)
(Gain) loss on sale of property, plant and equipment	(5.3)	0.1
Other	2.6	10.5
Total other operating expenses, net	$4.1	$164.8

7. Restructuring charges
Restructuring charges relate to the implementation of several regional strategic initiatives aimed at streamlining the Company’s cost structure and improving its operations. These actions primarily resulted in workforce reductions and other facility rationalization costs. Restructuring charges are recorded in other operating expenses, net in the condensed consolidated statement of operations.

2020 Restructuring
During 2020, management approved a plan to implement a new structure designed to streamline and accelerate the opportunities between the Canadian and United States operations. The reporting structure in Canada was condensed and realigned to report under the leadership in the United States for commercial, operations, human resources and finance. The actions associated with this program are expected to be completed by the end of the second quarter of 2020. As a result, we recorded the following charges:

(in millions)	Three months ended March 31, 2020	Anticipated total costs
Canada:
Employee termination costs	$2.3	$3.4
2018 Restructuring
During 2018, management approved a plan to consolidate departments. The actions associated with this program were substantially complete as of March 31, 2020, although cash payments will be made into the future. The following table presents a summary of the financial impacts of that plan:

(in millions)	Three months ended March 31, 2020	Cumulative costs	Anticipated total costs
USA:
Employee termination costs	$0.1	$5.6	$5.6
Other exit costs	—	0.1	0.1
Total	$0.1	$5.7	$5.7

Other:
Employee termination costs	$0.1	$1.3	$1.3

Total:
Employee termination costs	$0.2	$6.9	$6.9
Other exit costs	—	0.1	0.1
Total	$0.2	$7.0	$7.0
The following table summarizes activity related to accrued liabilities associated with restructuring:

(in millions)	January 1, 2020	Charge to earnings	Cash paid	Non-cash and other	March 31, 2020
Employee termination costs	$3.7	$2.5	$(2.9)	$(0.1)	$3.2
Facility exit costs	1.9	—	(0.5)	—	1.4
Other exit costs	0.2	—	—	—	0.2
Total	$5.8	$2.5	$(3.4)	$(0.1)	$4.8

(in millions)	January 1, 2019	Charge to earnings	Cash paid	Non-cash and other	December 31, 2019
Employee termination costs	$4.2	$2.5	$(3.0)	$—	$3.7
Facility exit costs	5.0	0.1	(3.2)	—	1.9
Other exit costs	0.2	—	—	—	0.2
Total	$9.4	$2.6	$(6.2)	$—	$5.8
Restructuring liabilities of $4.3 million and $5.3 million were classified as current in other accrued expenses in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively. The long-term portion of restructuring liabilities of $0.5 million were recorded in other long-term liabilities in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, and primarily consists of facility exit costs that are expected to be paid within the next five years.

The cost information above does not contain any estimates for programs that may be developed and implemented in future periods. While the Company believes the recorded restructuring liabilities are adequate, revisions to current estimates may be recorded in future periods based on new information as it becomes available.
8. Other expense, net
Other expense, net consisted of the following:

	Three months ended March 31,
(in millions)	2020	2019
Foreign currency transactions	$(0.8)	$(0.7)
Foreign currency denominated loans revaluation	0.2	5.2
Undesignated foreign currency derivative instruments (1)	(2.0)	(9.9)
Undesignated swap contracts (1)	(4.8)	0.2
Non-operating retirement benefits (2)	2.2	0.6
Debt refinancing costs	(0.1)	—
Other	(0.6)	(1.5)
Total other expense	$(5.9)	$(6.1)

(1)Refer to “Note 16: Derivatives” for more information.
(2)Refer to “Note 9: Employee benefit plans” for more information.
9. Employee benefit plans
The following table summarizes the components of net periodic (benefit) cost recognized in the condensed consolidated statements of operations:

	Domestic - Defined Benefit Pension Plans		Foreign - Defined Benefit Pension Plans
	Three months ended March 31,		Three months ended March 31,
(in millions)	2020	2019	2020	2019
Service cost (1)	$—	$—	$0.5	$0.6
Interest cost (2)	5.8	6.8	3.1	3.9
Expected return on plan assets (2)	(7.1)	(6.3)	(4.0)	(5.0)
Net periodic (benefit) cost	$(1.3)	$0.5	$(0.4)	$(0.5)

(1)Service cost is included in warehouse, selling and administrative expenses.
(2)These amounts are included in other expense, net.
10. Income taxes
The income tax benefit and effective income tax rate for the three months ended March 31, 2020 and 2019 were as follows:

	Three months ended March 31,
(dollars in millions)	2020	2019
Income tax benefit	$0.3	$23.3
Effective income tax rate	(0.5)%	25.0%
A discrete tax benefit of $9.0 million was included in the $0.3 million tax benefit, primarily attributable to the utilization of previously disallowed US interest expense driven by the enactment of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The Company’s effective income tax rate without discrete items was 30.0%, higher than the US federal statutory rate of 21.0% primarily due to the impact of the higher tax rates in foreign jurisdictions, non-deductible expenses and US state income taxes.
For the prior year quarter, a discrete tax benefit of $10.2 million, substantially attributable to the indirect effects of the Nexeo Plastics sale, was included in the $23.3 million tax benefit. The Company’s effective income tax rate without discrete items was 42.6%, higher than the US federal statutory rate of 21.0%. This is primarily due to the impact of the Nexeo related acquisition and integration costs, along with state taxes, foreign rate differential, non-deductible compensation and other expenses, and an increase in the valuation allowance on certain income tax attributes.
11. Earnings per share
The following table presents the basic and diluted earnings per share computations:

	Three months ended March 31,
(in millions, except per share data)	2020	2019
Numerator:
Net income (loss) from continuing operations	$55.9	$(70.0)
Net income from discontinued operations	—	6.1
Net income (loss)	$55.9	$(63.9)

Denominator:
Weighted average common shares outstanding – basic	168.8	149.2
Effect of dilutive securities: stock compensation plans	0.9	—
Weighted average common shares outstanding – diluted	169.7	149.2

Basic:
Basic income (loss) per common share from continuing operations	$0.33	$(0.47)
Basic income per common share from discontinued operations	—	0.04
Basic income (loss) per common share	$0.33	$(0.43)

Diluted:
Diluted income (loss) per common share from continuing operations	$0.33	$(0.47)
Diluted income per common share from discontinued operations	—	0.04
Diluted income (loss) per common share	$0.33	$(0.43)
The shares that were not included in the computation of diluted earnings per share for those periods because their inclusion would be anti-dilutive were as follows:

	Three months ended March 31,
(in millions, common shares)	2020	2019
Stock options	3.9	2.8
Restricted stock	1.2	0.7
Warrants	7.6	0.8

12. Accumulated other comprehensive loss
The following tables present the changes in accumulated other comprehensive loss by component, net of tax:

(in millions)	Cash flow hedges	Defined benefit pension items	Currency translation items	Total
Balance as of December 31, 2019	$(15.4)	$(1.0)	$(362.9)	$(379.3)
Other comprehensive loss before reclassifications	(11.1)	—	(94.1)	(105.2)
Amounts reclassified from accumulated other comprehensive loss	(5.0)	—	—	(5.0)
Net current period other comprehensive loss	$(16.1)	$—	$(94.1)	$(110.2)
Balance as of March 31, 2020	$(31.5)	$(1.0)	$(457.0)	$(489.5)

Balance as of December 31, 2018	$8.9	$(1.1)	$(381.0)	$(373.2)
Impact due to adoption of ASU 2018-02 (1)	1.5	—	(4.7)	(3.2)
Other comprehensive (loss) income before reclassifications	(5.5)	—	8.2	2.7
Amounts reclassified from accumulated other comprehensive loss	(2.8)	—	—	(2.8)
Net current period other comprehensive (loss) income	$(6.8)	$—	$3.5	$(3.3)
Balance as of March 31, 2019	$2.1	$(1.1)	$(377.5)	$(376.5)

(1)Adjusted due to the adoption of ASU 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” on January 1, 2019.
The following is a summary of the amounts reclassified from accumulated other comprehensive loss to net income (loss):

	Three months ended March 31,		Location of impact on statement of operations
(in millions)	2020 (1)	2019 (1)
Cash flow hedges:
Interest rate swap contracts	$0.9	$(3.8)	Interest expense
Cross-currency swap contracts	(8.1)	—	Interest expense and other expense, net
Tax expense	2.2	1.0	Income tax benefit
Total reclassifications for the period, net of tax	$(5.0)	$(2.8)

(1)Amounts in parentheses indicate credits to net income (loss) in the condensed consolidated statement of operations.
13. Debt
Short-term financing
Short-term financing consisted of the following:

(in millions)	March 31, 2020	December 31, 2019
Amounts drawn under credit facilities	$0.5	$0.5
Bank overdrafts	0.6	0.2
Total short-term financing	$1.1	$0.7
As of March 31, 2020 and December 31, 2019, the Company had $152.1 million and $158.5 million in outstanding letters of credit, respectively.

Long-term debt
Long-term debt consisted of the following:

(in millions)	March 31, 2020	December 31, 2019
Senior Term Loan Facilities:
Term B-3 Loan due 2024, variable interest rate of 3.70% and 4.05% at March 31, 2020 and December 31, 2019, respectively	$1,264.1	$1,438.0
Term B-5 Loan due 2026, variable interest rate of 3.45% and 3.80% at March 31, 2020 and December 31, 2019, respectively	399.0	400.0
Asset Backed Loan (ABL) Facilities:
North American ABL Facility due 2024, variable interest rate of 2.00% and 5.25% at March 31, 2020 and December 31, 2019, respectively	478.4	200.0
Canadian ABL Term Loan due 2022, variable interest rate of 3.33% and 4.31% at March 31, 2020 and December 31, 2019, respectively	120.9	130.9
Euro ABL Facility due 2023, variable interest rate of 1.75% at March 31, 2020	66.2	—
Senior Unsecured Notes:
Senior Unsecured Notes due 2027, fixed interest rate of 5.13% at March 31, 2020 and December 31, 2019	500.0	500.0
Finance lease obligations	82.4	71.2
Total long-term debt before discount	$2,911.0	$2,740.1
Less: unamortized debt issuance costs and discount on debt	(23.3)	(26.3)
Total long-term debt	$2,887.7	$2,713.8
Less: current maturities	(26.9)	(25.0)
Total long-term debt, excluding current maturities	$2,860.8	$2,688.8
The weighted average interest rate on long-term debt was 3.72% and 4.25% as of March 31, 2020 and December 31, 2019, respectively.
On January 7, 2020, using the proceeds from the sale of the Environmental Sciences business, the Company repaid $174.0 million of the Term B-3 Loan due 2024. As a result of the prepayment, the Company recognized a loss on extinguishment of debt of $1.8 million during the three months ended March 31, 2020.
Other Information

	March 31, 2020		December 31, 2019
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Fair value of debt	$2,887.7	$2,683.7	$2,713.8	$2,770.7
The fair values of debt were based on current market quotes for similar borrowings and credit risk adjusted for liquidity, margins and amortization, as necessary and are classified as level 2 in the fair value hierarchy.

14. Supplemental balance sheet information
Allowance for doubtful accounts
The allowance for doubtful accounts reflects the Company's current estimate of credit losses expected to be incurred over the life of the trade accounts receivables. Collectability of the trade accounts receivable balance is assessed on an ongoing basis and determined based on the delinquency of customer accounts, the financial condition of individual customers, past collections experience and future economic expectations. The change in the allowance for doubtful accounts is as follows:

(in millions)	Three months ended March 31, 2020
Beginning balance, January 1, 2020	$12.9
Provision for credit losses	5.6
Write-offs	(0.5)
Recoveries	0.2
Foreign exchange	(0.8)
Ending balance, March 31, 2020	$17.4
Property, plant and equipment, net

(in millions)	March 31, 2020	December 31, 2019
Property, plant and equipment, at cost	$2,174.7	$2,190.3
Less: accumulated depreciation	(1,054.0)	(1,037.9)
Property, plant and equipment, net	$1,120.7	$1,152.4
Goodwill
The following is a summary of the activity in goodwill by segment.

(in millions)	USA	EMEA	Canada	LATAM	Total
Balance, January 1, 2020	$1,802.3	$8.4	$441.1	$29.0	$2,280.8
Purchase price adjustments	7.0	—	—	—	7.0
Other adjustments	—	—	—	(0.5)	(0.5)
Foreign exchange	—	(0.8)	(33.6)	(3.9)	(38.3)
Balance, March 31, 2020	$1,809.3	$7.6	$407.5	$24.6	$2,249.0
Intangible assets, net

	March 31, 2020			December 31, 2019
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$967.7	$(680.0)	$287.7	$986.4	$(680.8)	$305.6
Other	179.4	(165.4)	14.0	182.0	(167.4)	14.6
Total intangible assets	$1,147.1	$(845.4)	$301.7	$1,168.4	$(848.2)	$320.2
Other intangible assets consist of intellectual property (mostly trademarks and trade names), producer relationships and contracts, non-compete agreements and exclusive distribution rights.
The estimated annual amortization expense in each of the next five years is as follows:

(in millions)
2020	$57.0
2021	50.1
2022	45.0
2023	41.1
2024	31.9
Other accrued expenses
As of March 31, 2020, other accrued expenses that were greater than five percent of total current liabilities consisted of current tax liabilities of $91.4 million, comprised of income, VAT and local indirect taxes payable. As of December 31, 2019, other accrued expenses that were greater than five percent of total current liabilities consisted of current tax liabilities of $87.1 million and customer prepayments and deposits of $81.5 million.
15. Fair value measurements
The following is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3):

(in millions)	Warrant Liability
Fair value as of December 31, 2019	$33.0
Fair value adjustments	(26.3)
Fair value as of March 31, 2020	$6.7
The assumptions used in the Black-Scholes-Merton valuation model to measure the fair value of the warrants are:

				Weighted Average
Unobservable Inputs	Range			Amount	Method
Warrant life	N/A			2 years	Expected term
Expected volatility	26.2%	to	50.4%	36.79%	Industry peer group
Risk-free interest rate	N/A			0.23%	US Treasury rates
Fair value adjustments are recorded within other operating expenses, net in the condensed consolidated statement of operations.
16. Derivatives
Foreign currency derivatives
The Company uses forward currency contracts to hedge earnings from the effects of foreign exchange relating to certain of the Company’s intercompany and third-party receivables and payables denominated in a foreign currency. These derivative instruments are not formally designated as cash flow hedges by the Company and the terms of these instruments range from one to three months.
Interest rate swaps
The objective of the designated interest rate swap contracts is to offset the variability of cash flows in LIBOR indexed debt interest payments attributable to changes in the benchmark interest rate related to the Term B-3 Loan and a portion of debt outstanding under the North American ABL Facility. On March 17, 2020, the Company executed $250.0 million of interest rate swap contracts effective June 30, 2020 to replace swaps with maturities on June 30, 2020. The interest rate swap contracts have maturities at various dates through June 2024.
Cross currency swap contracts
Cross currency swap contracts are used to effectively convert the Term B-5 Loan’s principal amount of floating rate US dollar denominated debt, including interest payments, to fixed-rate Euro denominated debt maturing in November 2024. As of March 31, 2020, approximately 95% of the cross currency swaps are designated as a cash flow hedge.
The Company uses both undesignated interest rate swap contracts and cross currency swaps to manage interest rate variability and mitigate foreign exchange exposure.
Notional amounts and fair value of derivative instruments
The following table presents the notional amounts of the Company’s outstanding derivative instruments by type:

(in millions)	March 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate swap contracts	$1,050.0	$1,050.0
Cross currency swap contracts	381.0	381.0
Derivatives not designated as hedging instruments:
Interest rate swap contracts	200.0	200.0
Foreign currency derivatives	116.6	141.4
Cross currency swap contracts	19.0	19.0

The following are the pre-tax effects of derivative instruments on the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2020 and 2019:

	Statement of Operations Classification	Amount of gain (loss) reclassified from other comprehensive loss into income (effective and ineffective portion)		Amount to be reclassified to consolidated statement of operations within the next 12 months
		Three months ended March 31,
(in millions)		2020	2019
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	Interest expense	$(0.9)	$3.8	$(16.3)
Cross currency swap contracts	Interest expense	1.9	—	2.6
	Other expense, net	6.2	—	—
Refer to “Note 8: Other expense, net” for the gains and losses related to derivatives not designated as hedging instruments.
The following table presents the Company’s gross assets and liabilities measured on a recurring basis and classified as level 2 within the fair value hierarchy:

		Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Location	March 31, 2020	December 31, 2019	Balance Sheet Location	March 31, 2020	December 31, 2019
Designated Derivatives:
Cross currency swap contracts	Prepaid expenses and other current assets	$2.6	$7.2	Other long-term liabilities	$2.7	$12.1
Interest rate swap contracts	Prepaid expenses and other current assets	—	—	Other accrued expenses	16.3	6.4
Interest rate swap contracts	Other assets	—	—	Other long-term liabilities	25.5	14.0
Total derivatives in hedging relationships		$2.6	$7.2		$44.5	$32.5

Undesignated Derivatives:
Foreign currency contracts	Prepaid expenses and other current assets	$1.6	$0.5	Other accrued expenses	$2.2	$1.0
Cross currency swap contracts	Prepaid expenses and other current assets	0.1	0.4	Other long-term liabilities	0.1	0.6
Interest rate swap contracts	Prepaid expenses and other current assets	—	—	Other accrued expenses	3.3	1.0
Interest rate swap contracts	Other assets	—	—	Other long-term liabilities	4.3	1.9
Total derivatives not designated as hedging instruments		$1.7	$0.9		$9.9	$4.5

Total derivatives	Total assets	$4.3	$8.1	Total liabilities	$54.4	$37.0
The net amounts by legal entity related to forward currency contracts included in prepaid and other current assets were $1.2 million and $0.2 million as of March 31, 2020 and December 31, 2019, respectively. The net amounts related to forward currency contracts included in other accrued expenses were $1.8 million and $0.7 million as of March 31, 2020 and December 31, 2019, respectively.
The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles. The fair value of swaps is determined by estimating the net present value of amounts to be paid under the agreement offset by the net present value of the expected cash inflows based on market rates and associated yield curves. Based on these valuation methodologies, these derivative contracts are classified as Level 2 in the fair value hierarchy.

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
The Company is subject to liabilities from claims alleging personal injury from exposure to asbestos. The claims result primarily from an indemnification obligation related to Univar Solutions USA Inc.’s (“Univar”) 1986 purchase of McKesson Chemical Company from McKesson Corporation (“McKesson”). Once certain conditions have been met, Univar will have the ability to pursue insurance coverage, if any, that may be available under McKesson's historical insurance coverage to offset the impact of any fees, settlements, or judgments that Univar is obligated to pay because of its obligation to defend and indemnify McKesson. As of March 31, 2020, there were fewer than 150 asbestos-related cases for which Univar has the obligation to defend and indemnify; however, this number tends to fluctuate up and down over time. Historically, the vast majority of these asbestos cases have been dismissed without payment or with a nominal payment. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of these matters will have a material effect on its overall financial position, results of operations or cash flows.
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

Changes in total environmental liabilities are as follows:

(in millions)	Three months ended March 31, 2020
Environmental liabilities at December 31, 2019	$78.7
Revised obligation estimates	8.2
Environmental payments	(4.0)
Foreign exchange	(0.1)
Environmental liabilities at March 31, 2020	$82.8

(in millions)	Balance Sheet Location	March 31, 2020	December 31, 2019
Current environmental liabilities	Other accrued expenses	$23.9	$25.0
Long-term environmental liabilities	Other long-term liabilities	$58.9	$53.7

18. Leasing
The Company leases certain warehouses and distribution centers, office space, transportation equipment, and other machinery and equipment.

(in millions)	Balance Sheet Location	March 31, 2020	December 31, 2019
Assets
Operating lease assets	Other assets	$159.1	$157.3
Finance lease assets	Property, plant and equipment, net	80.5	69.5
Total lease assets		$239.6	$226.8
Liabilities
Current liabilities:
Current portion of operating lease liabilities	Other accrued expenses	$45.3	$47.4
Current portion of finance lease liabilities	Current portion of long-term debt	22.9	20.9
Noncurrent liabilities:
Operating lease liabilities	Other long-term liabilities	121.6	114.5
Finance lease liabilities	Long-term debt	59.5	50.3
Total lease liabilities		$249.3	$233.1
Lease cost

(in millions)	Three months ended March 31, 2020			Three months ended March 31, 2019
Statement of Operations Classification	Operating Leases	Finance Leases	Total	Operating Leases	Finance Leases	Total
Cost of goods sold (exclusive of depreciation)	$4.3	$—	$4.3	$3.7	$—	$3.7
Outbound freight and handling	1.3	—	1.3	1.8	—	1.8
Warehousing, selling and administrative	8.1	—	8.1	7.4	—	7.4
Depreciation	—	6.2	6.2	—	4.6	4.6
Interest expense	—	0.7	0.7	—	0.6	0.6
Total gross lease component cost	$13.7	$6.9	$20.6	$12.9	$5.2	$18.1
Variable lease costs			0.2			0.2
Short-term lease costs			7.5			2.6
Total gross lease costs			$28.3			$20.9
Sublease income			0.6			1.0
Total net lease cost			$27.7			$19.9

Maturity of lease liabilities

(in millions)	Operating Leases	Finance Leases	Total
2020	$37.4	$19.7	$57.1
2021	41.7	22.3	64.0
2022	33.5	18.7	52.2
2023	23.1	9.5	32.6
2024	14.6	6.8	21.4
2025 and After	38.0	11.2	49.2
Total lease payments	$188.3	$88.2	$276.5
Less: interest	21.4	8.6
Present value of lease liabilities, excluding guaranteed residual values	$166.9	$79.6
Plus: present value of guaranteed residual values	—	2.8
Present value of lease liabilities	$166.9	$82.4

Lease term and discount rate

	March 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	5.5	5.0
Finance leases	4.6	4.0
Weighted-average discount rate
Operating leases	4.80%	4.95%
Finance leases	4.06%	4.33%
Other information

	Three months ended March 31,
(in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$13.4	$13.5
Operating cash flows from finance leases	0.9	0.5
Financing cash flows from finance leases	6.1	4.7

19. Segments
Management monitors the operating results of its reportable segments separately for the purpose of making decisions about resource allocation and performance assessment. Management evaluates performance on the basis of Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net income (loss), plus the sum of: net income from discontinued operations, interest expense, net of interest income; income tax expense; depreciation; amortization; loss on extinguishment of debt; other operating expenses, net (see “Note 6: Other operating expenses, net”); and other expense, net (see “Note 8: Other expense, net”).
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

Financial information for the Company’s reportable segments is as follows:

(in millions)	USA	EMEA	Canada	LATAM	Other/ Eliminations (1)	Consolidated
	Three months ended March 31, 2020
External customers	$1,357.5	$460.3	$285.8	$107.6	$—	$2,211.2
Inter-segment	25.7	0.8	0.8	—	(27.3)	—
Total net sales	$1,383.2	$461.1	$286.6	$107.6	$(27.3)	$2,211.2

Adjusted EBITDA	$96.6	$40.3	$27.3	$8.3	$(10.9)	$161.6

Long-lived assets (2)	$855.1	$175.2	$182.0	$27.9	$39.6	$1,279.8

(in millions)	USA	EMEA	Canada	LATAM	Other/ Eliminations (1)	Consolidated
	Three months ended March 31, 2019
External customers	$1,307.2	$483.7	$273.8	$95.3	$—	$2,160.0
Inter-segment	24.9	1.0	1.1	—	(27.0)	—
Total net sales	$1,332.1	$484.7	$274.9	$95.3	$(27.0)	$2,160.0

Adjusted EBITDA	$97.1	$42.1	$21.7	$5.7	$(6.5)	$160.1

Long-lived assets (2)	$917.7	$187.2	$182.8	$33.8	$32.1	$1,353.6

(1)Other/Eliminations represents the elimination of intersegment transactions as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.
(2)Long-lived assets consist of property, plant and equipment, net and operating lease assets.
The following is a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2020 and 2019, respectively:

	Three months ended March 31,
(in millions)	2020	2019
Net income (loss)	$55.9	$(63.9)
Net income from discontinued operations	—	(6.1)
Depreciation	41.7	33.2
Amortization	15.8	14.4
Interest expense, net	28.1	34.2
Income tax benefit	(0.3)	(23.3)
Other operating expenses, net	4.1	164.8
Other expense, net	5.9	6.1
Loss on sale of business	8.6	—
Loss on extinguishment of debt	1.8	0.7
Adjusted EBITDA	$161.6	$160.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is based on financial data derived from the financial statements prepared in accordance with the United States (“US”) generally accepted accounting principles (“GAAP”) and certain other financial data that is prepared using non-GAAP financial measures. For a reconciliation of each non-GAAP financial measure to its most comparable GAAP measure, see “Analysis of Segment Results” within this Item and “Note 19: Segments” to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q. Refer to “Non-GAAP Financial Measures” within this Item for more information about our use of Non-GAAP financial measures.
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
Our operations are structured into four reportable segments that represent the geographic areas under which we operate and manage our business. These segments are Univar Solutions USA (“USA”), Univar Solutions Europe and the Middle East and Africa (“EMEA”), Univar Solutions Canada (“Canada”) and Univar Solutions Latin America (“LATAM”), which includes developing businesses in Latin America (including Brazil and Mexico) and the Asia-Pacific region.
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
On December 31, 2019, we sold our Environmental Sciences business. The sale of the business did not meet the criteria to be classified as a discontinued operations in the Company’s financial statements, as such, the results prior to the disposition date are presented within the comparative 2019 results.
Market Conditions
We are monitoring the potential impact of the novel coronavirus (COVID-19) pandemic to our global business. Its full financial impact is unknown at this time and will depend on the duration of government restrictions, including travel restrictions, quarantines, shelter in place orders and shutdowns, and the duration of the economic slowdown and nature and timing of a recovery. Our top priority is the safety and health of employees, customers, and suppliers. We have activated a global, cross-functional response team, which is closely monitoring the situation and implementing additional safety measures to help ensure the well-being of Univar Solutions’ employees, customers and suppliers, minimize disruptions and provide for the safe and reliable supply of Univar Solutions’ chemicals and ingredients. The Company has implemented recommended policies and practices to protect our workforce so they can safely and effectively carry out their essential work. Employees who are able to work remotely are doing so. The Company is following guidelines from global health experts and has taken additional precautionary steps to protect our employees going to work in our distribution centers.
As of the date of this filing, the Company’s global distribution centers are operational and supplying products that help preserve essential businesses and infrastructure. This includes providing products and services that are essential for maintaining clean drinking water, waste water treatment, home, industrial and health care facility sanitization, and that are used in the manufacturing of food and pharmaceuticals.
We are actively monitoring key product availability, remaining up to date with the current status of our primary modes of transportation and staying up to date with current port operating statuses. We continue to stay connected with our customers to understand impacts on their operations, including whether operations remain open with no change or reduced operations or if operations have closed and whether closure is temporary or permanent. We have historically organized our product portfolio offering into 14 global end markets. We have now combined those end markets into the following: General Industrial, Consumer Solutions, Industrial Specialties, Refining & Chemical Processing and Services and Other Markets. The primary impacts of the pandemic and the current economic events on our end markets are as follows (percentages represent 2019 Consolidated Net Sales by End Market):
General Industrial (29%) – stable demand in agriculture and forestry, with downward pressure in certain industrial sectors

Consumer Solutions (25%) – healthy performance of business in pharmaceuticals, household cleaning and food ingredients, with downward pressure in beauty and personal care
Industrial Specialties (23%) – affected by decline in demand for paints and lubricants into construction and automotive end markets
Refining & Chemical Processing (12%) – demand significantly down due to reduced travel and economic activity
Services and Other Markets (11%) – ongoing risk in waste services with exposure to automotive and aerospace
The Company is taking steps to maintain sufficient cash and additional credit availability in recognition of the increased risk and uncertainty related to the COVID-19 pandemic and challenging macroeconomic headwinds. See “Liquidity and Capital Resources” in Item 2 of this Quarterly Report on Form 10-Q for a discussion on our liquidity. In anticipation of ongoing challenges, the Company is carefully managing its working capital and realizing and planning for cost reductions to maintain financial health while continuing to help serve supplier and customer needs. Cash outflows related to operating expenses are being reduced by lowering travel and event costs, overtime and temporary labor, as well as implementing hiring freezes, eliminating certain salaried workforce positions and annual merit increases, temporary furloughs to match changes in demand in certain locations and deferring certain capital project spending. We will continue to monitor customer activity and match our workforce with demand to the extent possible.
On March 27, 2020, the CARES Act was signed into law and it provides for certain tax law changes, which impact the Company and are discussed in “Note 10: Income taxes” in Item 1 of this Quarterly Report on Form 10-Q.
The current business environment and quickly evolving market conditions require significant management judgment to interpret and quantify the potential impact on our assumptions about future operating cash flows. To the extent changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, if our stock price were to trade below book value per share for an extended period of time and/or should other events occur indicating the carrying value of our assets might be impaired, we may be required to recognize impairment losses on goodwill, intangible and tangible assets.
See “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q for further information of the possible impact of the COVID-19 pandemic on our business.
Constant Currency
Currency impacts on consolidated and segment results have been derived by translating current period financial results in local currency using the average exchange rate for the prior period to which the financial information is being compared. We believe providing information on a constant currency basis provides valuable supplemental information regarding our results of operations, consistent with how we evaluate our performance.

Results of Operations

	Three Months Ended		Favorable (unfavorable)	% Change
(in millions)	March 31, 2020	March 31, 2019
Net sales	$2,211.2	$2,160.0	$51.2	2.4%
Cost of goods sold (exclusive of depreciation)	1,678.6	1,663.6	(15.0)	0.9%
Operating expenses:
Outbound freight and handling	91.5	82.9	(8.6)	10.4%
Warehousing, selling and administrative	279.5	253.4	(26.1)	10.3%
Other operating expenses, net	4.1	164.8	160.7	(97.5)%
Depreciation	41.7	33.2	(8.5)	25.6%
Amortization	15.8	14.4	(1.4)	9.7%
Total operating expenses	$432.6	$548.7	$116.1	(21.2)%
Operating income (loss)	$100.0	$(52.3)	$152.3	N/M
Other (expense) income:
Interest income	1.0	0.6	0.4	66.7%
Interest expense	(29.1)	(34.8)	5.7	(16.4)%
Loss on sale of business	(8.6)	—	(8.6)	100.0%
Loss on extinguishment of debt	(1.8)	(0.7)	(1.1)	157.1%
Other expense, net	(5.9)	(6.1)	0.2	(3.3)%
Total other expense	$(44.4)	$(41.0)	$(3.4)	8.3%
Income (loss) before income taxes	55.6	(93.3)	148.9	N/M
Income tax benefit	(0.3)	(23.3)	(23.0)	(98.7)%
Net income (loss) from continuing operations	$55.9	$(70.0)	$125.9	N/M
Net income from discontinued operations	$—	$6.1	$(6.1)	(100.0)%
Net income (loss)	$55.9	$(63.9)	$119.8	N/M
Net sales
Net sales were $2,211.2 million for the three months ended March 31, 2020, an increase of $51.2 million, or 2.4%, from the three months ended March 31, 2019. Net sales increased from the February 2019 Nexeo acquisition in USA, Canada and LATAM and demand for our products in certain essential end markets. The increase was partially offset by lower demand in the global industrial end markets, the Environmental Sciences divestiture and price deflation for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Refer to the “Analysis of Segment Results” for the three months ended March 31, 2020 for additional information.
Gross profit (exclusive of depreciation)
Gross profit (exclusive of depreciation) increased $36.2 million, or 7.3%, to $532.6 million for the three months ended March 31, 2020. The increase in gross profit (exclusive of depreciation) was attributable to the February 2019 Nexeo acquisition in the USA, Canada and LATAM segments and favorable changes in product and end market mix in EMEA, Canada and LATAM segments. The increase was partially offset by lower sales volumes in USA due to soft demand across most end markets. Refer to the “Analysis of Segment Results” for the three months ended March 31, 2020 for additional information.
Outbound freight and handling
Outbound freight and handling expenses increased $8.6 million, or 10.4%, to $91.5 million for the three months ended March 31, 2020 primarily due to the February 2019 Nexeo acquisition. On a constant currency basis, outbound freight and handling expenses increased $9.4 million, or 11.3%. Refer to the “Analysis of Segment Results” for the three months ended March 31, 2020 for additional information.
Warehousing, selling and administrative
Warehousing, selling and administrative expenses increased $26.1 million, or 10.3%, to $279.5 million for the three months ended March 31, 2020. On a constant currency basis, warehousing, selling and administrative expenses increased $29.4 million, or 11.6% attributable to higher personnel costs primarily related to annual salary increases and inflation, incremental expenses from the February 2019 Nexeo acquisition, higher environmental remediation, legal fees and bad debt charges. These costs were partially offset by cost containment efforts across all of our segments. Refer to the “Analysis of Segment Results” for the three months ended March 31, 2020 for additional information.
Other operating expenses, net
Other operating expenses, net decreased $160.7 million from $164.8 million for the three months ended March 31, 2019 to $4.1 million for the three months ended March 31, 2020. The decrease was primarily due to the absence of the saccharin legal settlement, lower acquisition and integration related expenses, lower employee severance costs and the quarterly fair value adjustment on warrants assumed in connection with the February 2019 Nexeo acquisition. Refer to “Note 6: Other operating expenses, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Depreciation and amortization
Depreciation expense increased $8.5 million, or 25.6%, to $41.7 million for the three months ended March 31, 2020 primarily due to the February 2019 Nexeo acquisition.
Amortization expense increased $1.4 million, or 9.7%, to $15.8 million for the three months ended March 31, 2020 primarily attributable to the February 2019 Nexeo acquisition.
Interest expense
Interest expense decreased $5.7 million, or 16.4%, to $29.1 million for the three months ended March 31, 2020 due to lower average outstanding borrowings as well as lower interest rates. Refer to “Note 13: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Loss on sale of business
A loss of $8.6 million was recorded in the three months ended March 31, 2020 primarily related to the working capital adjustment on the sale of the Environmental Sciences business, which was completed on December 31, 2019. Refer to "Note 4: Discontinued operations and dispositions" in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other expense, net
Other expense, net decreased $0.2 million, or 3.3%, to $5.9 million for the three months ended March 31, 2020. The decrease was primarily related to gains on undesignated foreign currency derivative instruments as well as the increase in non-operating pension income. Refer to “Note 8: Other expense, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Loss on extinguishment of debt
Loss on extinguishment of debt of $1.8 million during the three months ended March 31, 2020 was driven by the partial prepayment of the Term B-3 Loan due 2024. The prior year period included a $0.7 million loss for the three months ended March 31, 2019 due to the February 2019 amendment of the Senior ABL Facility. Refer to "Note 13: Debt" in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Income tax benefit
Income tax benefit was $0.3 million for the three months ended March 31, 2020, resulting in an effective income tax rate of (0.5)%. A discrete tax benefit of $9.0 million was included in the $0.3 million tax benefit, primarily attributable to the utilization of previously disallowed US interest expense as a result of the CARES Act. The Company’s effective income tax rate without discrete items was 30.0%, higher than the US federal statutory rate of 21.0% primarily due to the impact of the higher tax rates in foreign jurisdictions, non-deductible expenses and US state income taxes.
Income tax benefit was $23.3 million for the three months ended March 31, 2019, resulting in an effective income tax rate of 25.0%. A discrete tax benefit of $10.2 million, substantially attributable to the indirect effects of the Nexeo plastics sale, was included in the $23.3 million tax benefit. The Company’s effective income tax rate without discrete items was 42.6%, higher than the US federal statutory rate of 21.0%. This is primarily due to the impact of the Nexeo related acquisition and integration costs, along with state taxes, foreign rate differential, non-deductible compensation and other expenses, and an increase in the valuation allowance on certain income tax attributes.
Results of Reportable Business Segments
The Company’s operations are structured into four reportable segments that represent the geographic areas under which we operate and manage our business. Management believes Adjusted EBITDA is an important measure of operating performance, which is used as the primary basis for the chief operating decision maker to evaluate the performance of each of our reportable segments. We believe certain other financial measures that are not calculated in accordance with US GAAP provide relevant and meaningful information concerning the ongoing operating results of the Company. These financial measures include gross profit (exclusive of depreciation) and gross margin. Such non-GAAP financial measures are used from time to time herein but should not be viewed as a substitute for GAAP measures of performance. See “Note 19: Segments” to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q and “Analysis of Segment Results” within this Item for additional information.
Analysis of Segment Results
USA

	Three months ended March 31,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Net sales:
External customers	$1,357.5	$1,307.2	$50.3	3.8%
Inter-segment	25.7	24.9	0.8	3.2%
Total net sales	$1,383.2	$1,332.1	$51.1	3.8%
Cost of goods sold (exclusive of depreciation)	1,051.8	1,024.8	(27.0)	2.6%
Outbound freight and handling	63.1	55.6	(7.5)	13.5%
Warehouse, selling and administrative	171.7	154.6	(17.1)	11.1%
Adjusted EBITDA	$96.6	$97.1	$(0.5)	(0.5)%

	Three months ended March 31,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Gross profit (exclusive of depreciation):
Net sales	$1,383.2	$1,332.1	$51.1	3.8%
Cost of goods sold (exclusive of depreciation)	1,051.8	1,024.8	(27.0)	2.6%
Gross profit (exclusive of depreciation)	$331.4	$307.3	$24.1	7.8%
External sales in the USA segment were $1,357.5 million, an increase of $50.3 million, or 3.8%, for the three months ended March 31, 2020. The increase in external net sales was primarily related to the February 2019 Nexeo acquisition and demand for our products in certain essential end markets, partially offset by the Environmental Sciences divestiture, lower energy and industrial end market demand and price deflation on certain products.
Gross profit (exclusive of depreciation) increased $24.1 million, or 7.8%, to $331.4 million for the three months ended March 31, 2020. Gross margin increased from 23.5% for the three months ended March 31, 2019 to 24.4% for the three months ended March 31, 2020. The increases were primarily related to favorable changes in product mix due to the February 2019 Nexeo acquisition and margin management efforts, partially offset by lower sales volumes due to soft demand across most end markets.
Outbound freight and handling expenses increased $7.5 million, or 13.5%, to $63.1 million for the three months ended March 31, 2020, primarily due to the February 2019 Nexeo acquisition.
Warehousing, selling and administrative expenses increased $17.1 million, or 11.1%, to $171.7 million for the three months ended March 31, 2020, primarily due to incremental expenses from the February 2019 Nexeo acquisition, higher environmental remediation, legal fees and bad debt charges, partially offset by cost containment efforts. As a percentage of external sales, warehousing, selling and administrative expenses increased from 11.8% for the three months ended March 31, 2019 to 12.6% for the three months ended March 31, 2020.
Adjusted EBITDA decreased by $0.5 million, or 0.5%, to $96.6 million for the three months ended March 31, 2020 primarily as a result of lower demand for chemicals and ingredients in most end markets. Adjusted EBITDA margin decreased from 7.4% in the three months ended March 31, 2019 to 7.1% for the three months ended March 31, 2020, primarily as a result of increased warehousing, selling and administrative costs and outbound freight and handling expenses as a percentage of sales, partially offset by higher gross margin.

EMEA

	Three months ended March 31,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Net sales:
External customers	$460.3	$483.7	$(23.4)	(4.8)%
Inter-segment	0.8	1.0	(0.2)	(20.0)%
Total net sales	$461.1	$484.7	$(23.6)	(4.9)%
Cost of goods sold (exclusive of depreciation)	345.1	368.5	23.4	(6.4)%
Outbound freight and handling	15.5	15.6	0.1	(0.6)%
Warehouse, selling and administrative	60.2	58.5	(1.7)	2.9%
Adjusted EBITDA	$40.3	$42.1	$(1.8)	(4.3)%

	Three months ended March 31,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Gross profit (exclusive of depreciation):
Net sales	$461.1	$484.7	$(23.6)	(4.9)%
Cost of goods sold (exclusive of depreciation)	345.1	368.5	23.4	(6.4)%
Gross profit (exclusive of depreciation)	$116.0	$116.2	$(0.2)	(0.2)%
External sales in the EMEA segment were $460.3 million, a decrease of $23.4 million, or 4.8%, for the three months ended March 31, 2020. On a constant currency basis, external net sales decreased $8.4 million, or 1.7%, primarily due to lower volumes in most end markets, partially offset by strong demand for our products in certain essential end markets.
Gross profit (exclusive of depreciation) decreased $0.2 million, or 0.2%, to $116.0 million in the three months ended March 31, 2020. On a constant currency basis, gross profit (exclusive of depreciation) increased $3.5 million, or 3.0%, attributable to higher sales volumes and favorable changes in product and end market mix. Gross margin increased from 24.0% for the three months ended March 31, 2019 to 25.2% for the three months ended March 31, 2020 primarily due to the change in product mix and margin management initiatives.
Outbound freight and handling expenses decreased $0.1 million, or 0.6%, to $15.5 million, driven by the favorable changes in product mix, partially offset by higher sales volumes.
Warehousing, selling and administrative expenses increased $1.7 million, or 2.9%, to $60.2 million for the three months ended March 31, 2020. On a constant currency basis, warehousing, selling and administrative expenses increased $3.6 million, or 6.2%, which was attributable to higher bad debt charges, one-time excise tax charges and full year effect of higher personnel costs due to inflation and investments for growth. As a percentage of external sales, warehousing, selling and administrative expenses increased from 12.1% for the three months ended March 31, 2019 to 13.1% for the three months ended March 31, 2020.
Adjusted EBITDA decreased by $1.8 million, or 4.3%, to $40.3 million for the three months ended March 31, 2020. On a constant currency basis, Adjusted EBITDA decreased $0.4 million, or 1.0%, attributable to increased market pressures in the pharmaceutical finished goods product line and higher warehousing, selling and administrative costs, partially offset by the positive impact from demand for our products in certain essential end markets. Adjusted EBITDA margin increased slightly from 8.7% for the three months ended March 31, 2019 to 8.8% for the three months ended March 31, 2020.

Canada

	Three months ended March 31,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Net sales:
External customers	$285.8	$273.8	$12.0	4.4%
Inter-segment	0.8	1.1	(0.3)	(27.3)%
Total net sales	$286.6	$274.9	$11.7	4.3%
Cost of goods sold (exclusive of depreciation)	225.0	221.4	(3.6)	1.6%
Outbound freight and handling	10.5	9.7	(0.8)	8.2%
Warehouse, selling and administrative	23.8	22.1	(1.7)	7.7%
Adjusted EBITDA	$27.3	$21.7	$5.6	25.8%

	Three months ended March 31,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Gross profit (exclusive of depreciation):
Net sales	$286.6	$274.9	$11.7	4.3%
Cost of goods sold (exclusive of depreciation)	225.0	221.4	(3.6)	1.6%
Gross profit (exclusive of depreciation)	$61.6	$53.5	$8.1	15.1%
External sales in the Canada segment were $285.8 million, an increase of $12.0 million, or 4.4%, for the three months ended March 31, 2020. On a constant currency basis, external net sales increased $15.0 million, or 5.5%, primarily related to the February 2019 Nexeo acquisition along with contributions from the agriculture market and higher demand for our products in certain essential end markets. The increase was partially offset by lower demand from Canada’s energy sector, the Environmental Sciences divestiture and price deflation.
Gross profit (exclusive of depreciation) increased $8.1 million, or 15.1%, to $61.6 million for the three months ended March 31, 2020. On a constant currency basis, gross profit (exclusive of depreciation) increased $8.8 million, or 16.4%, primarily due to favorable changes in product and market mix as well as contributions from the February 2019 Nexeo acquisition. Gross margin increased from 19.5% for the three months ended March 31, 2019 to 21.6% for the three months ended March 31, 2020 as a result of higher margins on certain commodity chemicals.
Outbound freight and handling expenses increased $0.8 million, or 8.2%, to $10.5 million for the three months ended March 31, 2020, primarily due to higher sales volumes and incremental costs from the February 2019 Nexeo acquisition.
Warehousing, selling and administrative expenses increased by $1.7 million, or 7.7%, to $23.8 million for the three months ended March 31, 2020. On a constant currency basis, warehousing, selling and administrative expenses increased $2.0 million, or 9.0%, primarily due higher bad debt charges as well as incremental expenses from the February 2019 Nexeo acquisition. As a percentage of external sales, warehousing, selling and administrative expenses increased from 8.1% for the three months ended March 31, 2019 to 8.3% for the three months ended March 31, 2020.
Adjusted EBITDA increased by $5.6 million, or 25.8%, to $27.3 million for the three months ended March 31, 2020. On a constant currency basis, Adjusted EBITDA increased $5.9 million, or 27.2%. Adjusted EBITDA margin increased from 7.9% for the three months ended March 31, 2019 to 9.6% for the three months ended March 31, 2020, primarily as a result of higher gross margin.

LATAM

	Three months ended March 31,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Net sales:
External customers	$107.6	$95.3	$12.3	12.9%
Total net sales	$107.6	$95.3	$12.3	12.9%
Cost of goods sold (exclusive of depreciation)	84.0	75.9	(8.1)	10.7%
Outbound freight and handling	2.4	2.0	(0.4)	20.0%
Warehouse, selling and administrative	12.9	11.7	(1.2)	10.3%
Adjusted EBITDA	$8.3	$5.7	$2.6	45.6%

	Three months ended March 31,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Gross profit (exclusive of depreciation):
Net sales	$107.6	$95.3	$12.3	12.9%
Cost of goods sold (exclusive of depreciation)	84.0	75.9	(8.1)	10.7%
Gross profit (exclusive of depreciation)	$23.6	$19.4	$4.2	21.6%
External sales in the LATAM segment were $107.6 million, an increase of $12.3 million, or 12.9%, for the three months ended March 31, 2020. On a constant currency basis, external net sales increased $20.8 million, or 21.8%, primarily due to the February 2019 Nexeo acquisition, higher demand for our products in certain essential end markets and from contributions from the Brazilian agriculture sector.
Gross profit (exclusive of depreciation) increased $4.2 million, or 21.6%, to $23.6 million for the three months ended March 31, 2020. On a constant currency basis, gross profit (exclusive of depreciation) increased $6.5 million, or 33.5%, due to favorable changes in product and end market mix and contributions from the February 2019 Nexeo acquisition. Gross margin increased from 20.4% for the three months ended March 31, 2019 to 21.9% for the three months ended March 31, 2020.
Outbound freight and handling expenses increased $0.4 million, or 20.0%, to $2.4 million for the three months ended March 31, 2020 compared to March 31, 2019 primarily due to higher sales volumes and incremental expenses from the February 2019 Nexeo acquisition.
Warehousing, selling and administrative expenses increased $1.2 million, or 10.3%, to $12.9 million for the three months ended March 31, 2020. On a constant currency basis, warehousing, selling and administrative expenses increased $2.5 million, or 21.4%, primarily due to higher variable compensation costs and incremental expenses from the February 2019 Nexeo acquisition. As a percentage of external sales, warehousing, selling and administrative expenses decreased from 12.3% for the three months ended March 31, 2019 to 12.0% for the three months ended March 31, 2020.
Adjusted EBITDA increased by $2.6 million, or 45.6%, to $8.3 million for the three months ended March 31, 2020. On a constant currency basis, Adjusted EBITDA increased $3.4 million, or 59.6%, primarily due to increased gross profit (exclusive of depreciation) due to higher demand for our products in certain essential end markets and the Brazilian agriculture sector. Adjusted EBITDA margin increased from 6.0% for the three months ended March 31, 2019 to 7.7% for the three months ended March 31, 2020.

Liquidity and Capital Resources
The Company’s primary sources of liquidity are cash generated from its operations and borrowings under our committed North American and European credit facilities (“facilities”). As of March 31, 2020, liquidity for the Company was $834.8 million comprised of $379.7 million of cash and cash equivalents and $455.1 million of availability under the facilities. These facilities are guaranteed by certain significant subsidiaries and secured by such parties’ eligible trade receivables and inventory with the maximum borrowing capacity under these credit facilities of $1.5 billion and €200 million, respectively. Significant reductions in the Company’s trade receivables and inventory would reduce our availability to access liquidity under these facilities. The Company has no active financial maintenance covenants in its credit agreements, however, there is a springing fixed charge coverage ratio (“FCCR”) under the revolving credit facilities of 1.0x, applicable only if availability is less than or equal to 10% of the borrowing capacity. If the FCCR was applicable, the calculation would have been 4.3x as of March 31, 2020.
The Company’s primary liquidity and capital resource needs are to service its debt and to finance operating expenses, working capital, capital expenditures, other liabilities, costs of integration and general corporate purposes. The Company has no significant debt maturities until 2024. Management continues to balance its focus on sales and earnings growth with continuing efforts in cost control and working capital management. In anticipation of ongoing, challenging macroeconomic headwinds, including the impact of the COVID-19 pandemic, the Company is carefully managing its working capital and implementing operating cost reductions to maintain our financial health while continuing to help serve supplier and customer needs.
The Company's access to debt capital markets has historically provided the Company with sources of liquidity. We do not anticipate having difficulty in obtaining financing from those markets in the future with our history of favorable results in the debt capital markets and strong relationships with global financial institutions. However, the COVID-19 pandemic has caused disruption in the capital markets and could make financing more difficult and/or expensive to obtain in the short term. Additionally, our ability to continue to access the debt capital markets with favorable interest rates and other terms will depend, to a significant degree, on maintaining our current ratings assigned by the credit rating agencies.
On January 7, 2020, using the proceeds from the sale of the Environmental Sciences business, the Company repaid $174.0 million of the Term B-3 Loan due 2024. Refer to “Note 13: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
We expect our 2020 capital expenditures for maintenance, safety and cost improvements and investments in our digital capabilities to be approximately $95 million to $115 million, reduced from the our previous expectation of $120 million to $130 million.
We believe funds provided by our primary sources of liquidity will be adequate to meet our liquidity, debt repayment obligations and capital resource needs for at least the next 12 months under current operating conditions.
Cash Flows
The following table presents a summary of our cash flows:

	Three months ended March 31,
(in millions)	2020	2019
Net cash used by operating activities	$(78.2)	$(123.5)
Net cash used by investing activities	(30.9)	(532.6)
Net cash provided by financing activities	171.0	1,330.5
Effect of exchange rate changes on cash and cash equivalents	(12.5)	(8.0)
Net increase in cash and cash equivalents	$49.4	$666.4
Cash Used by Operating Activities
Cash used by operating activities decreased $45.3 million to $78.2 million for the three months ended March 31, 2020 from $123.5 million for the three months ended March 31, 2019, primarily due to changes in net income, exclusive of non-cash items partially offset by changes in prepaid expenses and other current assets and trade working capital. The change in net income, exclusive of non-cash items, provided net cash inflows of $157.8 million from cash inflows of $122.3 million for the three months ended March 31, 2020 and cash outflows of $35.5 million for the three months ended March 31, 2019. Refer to “Results of Operations” above for additional information.
The change in trade working capital, which includes trade accounts receivable, net, inventories, and trade accounts payable, was a cash outflow of $52.4 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Cash outflows from trade accounts receivable, net, is attributable to the timing of customer payments year-

over-year. Inventory cash outflows on a year-over-year basis were insignificant. The year-over-year cash inflows related to trade accounts payable are primarily attributable to the timing of vendor payments.
The remaining cash outflows primarily represent payment timing differences for other assets and liabilities.
Cash Used by Investing Activities
Cash used by investing activities decreased $501.7 million to $30.9 million for the three months ended March 31, 2020 from $532.6 million for the three months ended March 31, 2019. The decrease is primarily related to the acquisition of the Nexeo business in 2019, net of the proceeds received for the sale and disposition of Nexeo Plastics. Refer to “Note 3: Business combinations” and “Note 4: Discontinued operations and dispositions” in Item 1 of this Quarterly Report on Form 10-Q for additional information related to the Company's acquisitions and dispositions.
Cash Provided by Financing Activities
Cash provided by financing activities decreased $1,159.5 million to $171.0 million for the three months ended March 31, 2020 from $1,330.5 million for the three months ended March 31, 2019. The decrease in financing cash flows is primarily due to the prior year increase in debt used to finance the February 2019 Nexeo acquisition. The cash flow decrease was also attributable to the current year early payment of the Term B-3 Loan. Refer to “Note 13: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Off-Balance Sheet Arrangements
There were no material changes in the Company’s off-balance sheet arrangements since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Contractual Obligations and Commitments
There were no material changes in the Company’s contractual obligations and commitments since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Critical Accounting Estimates
There were no material changes in the Company’s critical accounting estimates since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Recently Issued Accounting Pronouncements
See “Note 2: Significant accounting policies” in the notes to the condensed consolidated financial statements.
Forward Looking Statements and Information
Certain parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally accompanied by words such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. All forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements.
Any forward-looking statements represent our views only as of the date of this report and should not be relied upon as representing our views as of any subsequent date, and we undertake no obligation, other than as may be required by law, to update any forward-looking statement. We caution you that forward-looking statements are not guarantees of future performance and that our actual performance may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Forward-looking statements include, but are not limited to, statements about:
•the impact of the COVID-19 pandemic on our operations, financial condition and operating results;
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
Potential factors that could affect such forward-looking statements include, among others:
•the ultimate geographic spread of the COVID-19 pandemic, the duration and severity of the COVID-19 pandemic, actions that may be taken by governmental authorities to address or otherwise mitigate the impact of the COVID-19 pandemic, the potential negative impacts of COVID-19 on the global economy and our customers and suppliers, and the overall impact of the COVID-19 pandemic on our business, results of operations and financial condition;
•other fluctuations in general economic conditions, particularly in industrial production and the demands of our customers;
•significant changes in the business strategies of producers or in the operations of our customers;
•increased competitive pressures, including as a result of competitor consolidation;
•significant changes in the pricing, demand and availability of chemicals;
•trends in oil and gas demand and prices;
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
•labor disruptions associated with the unionized portion of our workforce; and
•the other factors described in the Company's filings with the Securities and Exchange Commission.
You should read this Quarterly Report on Form 10-Q, including the uncertainties and factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise and changes in future operating results over time or otherwise.
Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.
Non-GAAP Financial Measures
We monitor the results of our reportable segments separately for the purposes of making decisions about resource allocation and performance assessment. We evaluate performance using Adjusted EBITDA. We define Adjusted EBITDA as consolidated net income (loss), plus the sum of net income from discontinued operations, net interest expense, income tax expense, depreciation, amortization, loss on extinguishment of debt, other operating expenses, net (see “Note 6: Other operating expenses, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information) and other expense, net (see “Note 8: Other expense, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information). For a reconciliation of the non-GAAP financial measures to its most comparable GAAP measure, see “Analysis of Segment Results” within this Item and for a reconciliation of net income (loss) to Adjusted EBITDA, the most comparable measure calculated in accordance with GAAP, see “Note 19: Segments” to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.
We believe that non-GAAP financial measures provide relevant and meaningful information concerning the ongoing operating results of the Company. These financial measures include gross profit (exclusive of depreciation), gross margin and Adjusted EBITDA margin. We define these financial measures as follows:
•Gross profit (exclusive of depreciation): net sales less cost of goods sold (exclusive of depreciation);
•Gross margin: gross profit (exclusive of depreciation) divided by external net sales; and
•Adjusted EBITDA margin: Adjusted EBITDA divided by external net sales.

Management believes Adjusted EBITDA, Adjusted EBITDA margin, gross profit (exclusive of depreciation) and gross margin are important measures in assessing operating performance. The non-GAAP financial measures are included as a complement to results provided in accordance with GAAP because management believes these non-GAAP financial measures help investors’ ability to analyze underlying trends in the Company’s business, evaluate its performance relative to other companies in its industry and provide useful information to both management and investors by excluding certain items that may not be indicative of the Company’s core operating results. Additionally, the Company uses Adjusted EBITDA in setting performance incentive targets to align management compensation measurement with operational performance. Adjusted EBITDA, Adjusted EBITDA margin, gross profit (exclusive of depreciation) and gross margin are not measures calculated in accordance with GAAP and should not be considered a substitute for net income or any other measure of financial performance presented in accordance with GAAP. Additionally, other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
There were no material changes from the “Quantitative and Qualitative Disclosure about Market Risk” disclosed in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation as of March 31, 2020 of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer concluded the Company’s disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.
OTHER INFORMATION
Item 1.  Legal Proceedings
Information pertaining to legal proceedings can be found in Note 17 to the interim condensed consolidated financial statements included in Part I, Financial Statements of this report.
Item 1A.  Risk Factors
In addition to the other information set forth in this report, readers should carefully consider the factors discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition, results of operations, or cash flows. Except for the new risk factor appearing below, there have been no material changes in the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019.
The coronavirus (COVID-19) pandemic could adversely impact our business, financial condition and results of operations.
The novel coronavirus identified in China in late 2019 has spread globally and has resulted in authorities implementing numerous measures to try to contain the virus, including travel restrictions, quarantines, shelter in place orders, and shutdowns. These measures have adversely impacted and may further adversely impact our workforce and operations and those of, our customers, vendors and suppliers by, among other things, causing facility closures, production delays and capacity limitations; disrupting our supply chain and reducing the availability of products; straining our supply chain as a result of increased product demand; disrupting the transport of products from our supply chain to us and from us to our customers and causing delays; restricting our operations and sales, marketing and distribution efforts; and delaying the implementation of our strategic plans and initiatives. To the extent that the Company and its customers, vendors and suppliers continue to be impacted by the COVID-19 pandemic, this could materially interrupt the Company’s business operations and have a material adverse effect on our financial condition and results of operations.
In addition, the COVID-19 pandemic has caused us to modify our business practices (including restricting employee travel, changing employee work locations, and canceling of physical participation in meetings, events and conferences) and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, vendors and suppliers. Our operations and our ability to perform critical functions may be disrupted if a significant number of employees are ill, quarantined or otherwise limited in their ability to work remotely, such as in the event of a natural disaster, power outage, connectivity issue, or other event that impacts our employees’ ability to work remotely. The increase in remote working may also result in increased cyber security and fraud risks.
The potential duration and impact of the pandemic on the global economy and on our business are difficult to predict and cannot be estimated with any degree of certainty, but the pandemic has significantly increased economic and demand uncertainty and caused significant disruptions to global financial markets. It is likely that the COVID-19 pandemic will continue to cause a sustained economic slowdown which could lead to a global recession. Risks related to a slowdown or recession are described in our risk factor titled “We are affected by general economic conditions, particularly fluctuations in industrial production and consumption, and an economic downturn could adversely affect our operations and financial results.” under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. The impact of the COVID-19 pandemic may also exacerbate other risks discussed under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, any of which could have a material adverse effect on our business, financial condition and results of operations.
The COVID-19 pandemic is unprecedented and continuously evolving. The degree to which the pandemic impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the severity, duration and spread of the COVID-19 pandemic and the actions to contain or otherwise mitigate the impact of the COVID-19 pandemic and how quickly and to what extent normal economic and operating conditions can resume. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impact to our results.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.   Defaults upon Senior Securities
None.
Item 4.   Mine Safety Disclosures
None.
Item 5.   Other Information
None.

Item 6.   Exhibits

Exhibit Number	Exhibit Description

10.1†	Univar Solutions Inc. 2020 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 of the Company, filed on May 7, 2020.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________

†	Identifies each management compensation plan or arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univar Solutions Inc. (Registrant)

By:	/s/ David C. Jukes
David C. Jukes President and Chief Executive Officer
Date: May 11, 2020

By:	/s/ Nicholas W. Alexos
Nicholas W. Alexos Executive Vice President and Chief Financial Officer
Date: May 11, 2020

By:	/s/ Jeanette A. Press
Jeanette A. Press Vice President, Corporate Controller and Principal Accounting Officer
Date: May 11, 2020