Form 10-Q
period 2020-06-30
Univar Solutions Inc.
filed 2020-08-07
CIK 1494319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 23, 2020, 169,061,679 shares of the registrant’s common stock, $0.01 par value, were outstanding.

Univar Solutions Inc.
Form 10-Q
For the quarterly period ended June 30, 2020

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements
Univar Solutions Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

		Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	Note	2020	2019	2020	2019
Net sales		$2,009.2	$2,584.6	$4,220.4	$4,744.6
Cost of goods sold (exclusive of depreciation)		1,520.1	2,007.3	3,198.7	3,670.9
Operating expenses:
Outbound freight and handling		80.7	95.4	172.2	178.3
Warehousing, selling and administrative		245.5	280.8	525.0	534.2
Other operating expenses, net	6	43.6	63.8	47.7	228.6
Depreciation		40.4	39.7	82.1	72.9
Amortization		14.8	18.6	30.6	33.0
Impairment charges	14	16.9	—	16.9	—
Total operating expenses		$441.9	$498.3	$874.5	$1,047.0
Operating income		$47.2	$79.0	$147.2	$26.7
Other (expense) income:
Interest income		0.2	1.1	1.2	1.7
Interest expense		(30.1)	(39.0)	(59.2)	(73.8)
Loss on sale of business	4	—	—	(8.6)	—
Loss on extinguishment of debt	13	—	—	(1.8)	(0.7)
Other expense, net	8	(3.9)	(5.6)	(9.8)	(11.7)
Total other expense		$(33.8)	$(43.5)	$(78.2)	$(84.5)
Income (loss) before income taxes		13.4	35.5	69.0	(57.8)
Income tax expense (benefit) from continuing operations	10	11.6	18.5	11.3	(4.8)
Net income (loss) from continuing operations		$1.8	$17.0	$57.7	$(53.0)
Net (loss) income from discontinued operations	4	$—	$(0.7)	$—	$5.4
Net income (loss)		$1.8	$16.3	$57.7	$(47.6)

Income (loss) per common share:
Basic from continuing operations	11	$0.01	$0.10	$0.34	$(0.33)
Basic from discontinued operations	11	—	—	—	0.03
Basic income (loss) per common share		$0.01	$0.10	$0.34	$(0.30)
Diluted from continuing operations	11	$0.01	$0.10	$0.34	$(0.33)
Diluted from discontinued operations	11	—	—	—	0.03
Diluted income (loss) per common share		$0.01	$0.10	$0.34	$(0.30)

Weighted average common shares outstanding:
Basic	11	168.9	169.8	168.8	159.5
Diluted	11	169.6	170.7	169.6	159.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

		Three months ended June 30,		Six months ended June 30,
(in millions)	Note	2020	2019	2020	2019
Net income (loss)		$1.8	$16.3	$57.7	$(47.6)

Other comprehensive (loss) income, net of tax:
Impact due to adoption of ASU 2018-02 (1)	12	—	—	—	(3.2)
Foreign currency translation	12	19.7	11.6	(74.4)	19.8
Pension and postretirement benefit adjustment	12	0.1	0.1	0.1	0.1
Derivative financial instruments	12	(5.3)	(15.9)	(21.4)	(24.2)
Total other comprehensive income (loss), net of tax		$14.5	$(4.2)	$(95.7)	$(7.5)
Comprehensive income (loss)		$16.3	$12.1	$(38.0)	$(55.1)

(1)Adjusted due to the adoption of Accounting Standards Update (“ASU”) 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” on January 1, 2019.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	Note	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents		$547.4	$330.3
Trade accounts receivable, net of allowance for doubtful accounts of $20.6 and $12.9 at June 30, 2020 and December 31, 2019, respectively.	14	1,250.6	1,160.1
Inventories		755.1	796.0
Prepaid expenses and other current assets		175.0	167.2
Total current assets		$2,728.1	$2,453.6
Property, plant and equipment, net	14	1,101.5	1,152.4
Goodwill	14	2,263.2	2,280.8
Intangible assets, net	14	276.0	320.2
Deferred tax assets		21.6	21.3
Other assets		258.8	266.5
Total assets		$6,649.2	$6,494.8
Liabilities and stockholders’ equity
Current liabilities:
Short-term financing	13	$0.9	$0.7
Trade accounts payable		906.0	895.0
Current portion of long-term debt	13	27.0	25.0
Accrued compensation		81.1	103.6
Other accrued expenses	14	425.4	425.1
Total current liabilities		$1,440.4	$1,449.4
Long-term debt	13	2,902.1	2,688.8
Pension and other postretirement benefit liabilities		286.2	295.6
Deferred tax liabilities		51.8	56.3
Other long-term liabilities		265.5	271.9
Total liabilities		$4,946.0	$4,762.0
Stockholders’ equity:
Preferred stock, 200.0 million shares authorized at $0.01 par value with no shares issued or outstanding as of June 30, 2020 and December 31, 2019		$—	$—
Common stock, 2.0 billion shares authorized at $0.01 par value with 169.0 million and 168.7 million shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively		1.7	1.7
Additional paid-in capital		2,977.3	2,968.9
Accumulated deficit		(800.8)	(858.5)
Accumulated other comprehensive loss	12	(475.0)	(379.3)
Total stockholders’ equity		$1,703.2	$1,732.8
Total liabilities and stockholders’ equity		$6,649.2	$6,494.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

		Six months ended June 30,
(in millions)	Note	2020	2019
Operating activities:
Net income (loss)		$57.7	$(47.6)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization		112.7	105.9
Impairment charges	14	16.9	—
Amortization of deferred financing fees and debt discount		3.3	4.8
Amortization of pension credit from accumulated other comprehensive loss		0.1	0.1
Loss on sale of business	4	8.6	—
(Gain) loss on sale of property, plant and equipment		(7.5)	1.5
Loss on extinguishment of debt	13	1.8	0.7
Deferred income taxes		(4.5)	(24.9)
Stock-based compensation expense	6	8.3	17.3
Other		1.8	1.5
Changes in operating assets and liabilities:
Trade accounts receivable, net		(111.1)	(153.8)
Inventories		22.0	22.4
Prepaid expenses and other current assets		(24.6)	(27.2)
Trade accounts payable		30.3	10.4
Pensions and other postretirement benefit liabilities		(8.1)	(12.7)
Other, net		(34.2)	(78.9)
Net cash provided (used) by operating activities		$73.5	$(180.5)
Investing activities:
Purchases of property, plant and equipment		$(45.0)	$(45.4)
Purchases of businesses, net of cash acquired	3	—	(1,155.5)
Proceeds from sale of property, plant and equipment		13.0	0.8
(Payments)/proceeds from sale of business	4	(8.2)	640.0
Other		(7.0)	(1.3)
Net cash used by investing activities		$(47.2)	$(561.4)
Financing activities:
Proceeds from issuance of long-term debt	13	$—	$947.0
Payments on long-term debt and finance lease obligations	13	(189.3)	(459.5)
Net proceeds under revolving credit facilities	13	384.4	248.8
Short-term financing, net	13	3.5	(6.9)
Taxes paid related to net share settlements of stock-based compensation awards		(1.4)	(2.8)
Stock option exercises		0.7	5.7
Other		0.7	0.6
Net cash provided by financing activities		$198.6	$732.9
Effect of exchange rate changes on cash and cash equivalents		$(7.8)	$(3.1)
Net increase (decrease) in cash and cash equivalents		217.1	(12.1)
Cash and cash equivalents at beginning of period		330.3	121.6
Cash and cash equivalents at end of period		$547.4	$109.5
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes		$20.2	$22.9
Interest, net of capitalized interest		50.5	66.9
Non-cash activities:
Fair value of common stock issued for acquisition of business	3	$—	$649.3
Additions of property, plant and equipment included in trade accounts payable and other accrued expenses		3.8	6.3
Additions of property, plant and equipment under a finance lease obligation		23.2	2.9
Additions of assets under an operating lease obligation		26.5	8.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(in millions)	Common stock (shares)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, January 1, 2020	168.7	$1.7	$2,968.9	$(858.5)	$(379.3)	$1,732.8
Net income	—	—	—	57.7	—	57.7
Foreign currency translation adjustment, net of tax $(4.7)	—	—	—	—	(74.4)	(74.4)
Pension and other postretirement benefits adjustment	—	—	—	—	0.1	0.1
Derivative financial instruments, net of tax $9.3	—	—	—	—	(21.4)	(21.4)
Restricted stock units vested	0.3	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.1)	—	(1.4)	—	—	(1.4)
Stock option exercises	0.1	—	0.7	—	—	0.7
Employee stock purchase plan	—	—	0.7	—	—	0.7
Stock-based compensation	—	—	8.3	—	—	8.3
Other	—	—	0.1	—	—	0.1
Balance, June 30, 2020	169.0	$1.7	$2,977.3	$(800.8)	$(475.0)	$1,703.2

(in millions)	Common stock (shares)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, April 1, 2020	168.9	$1.7	$2,974.0	$(802.6)	$(489.5)	$1,683.6
Net income	—	—	—	1.8	—	1.8
Foreign currency translation adjustment	—	—	—	—	19.7	19.7
Pension and other postretirement benefits adjustment	—	—	—	—	0.1	0.1
Derivative financial instruments, net of tax $2.3	—	—	—	—	(5.3)	(5.3)
Restricted stock units vested	0.1	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(0.1)	—	—	(0.1)
Employee stock purchase plan	—	—	0.7	—	—	0.7
Stock-based compensation	—	—	2.6	—	—	2.6
Other	—	—	0.1	—	—	0.1
Balance, June 30, 2020	169.0	$1.7	$2,977.3	$(800.8)	$(475.0)	$1,703.2

(in millions)	Common stock (shares)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, January 1, 2019	141.7	$1.4	$2,325.0	$(761.5)	$(373.2)	$1,191.7
Impact due to adoption of ASU (1)	—	—	—	3.2	(3.2)	—
Net loss	—	—	—	(47.6)	—	(47.6)
Foreign currency translation adjustment	—	—	—	—	19.8	19.8
Pension and other postretirement benefits adjustment	—	—	—	—	0.1	0.1
Derivative financial instruments, net of tax $8.1	—	—	—	—	(24.2)	(24.2)
Common stock issued for the Nexeo acquisition (2)	27.9	0.3	649.0	—	—	649.3
Shares canceled (2)	(1.5)	—	(35.5)	—	—	(35.5)
Restricted stock units vested	0.3	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.1)	—	(2.8)	—	—	(2.8)
Stock option exercises	0.3	—	5.7	—	—	5.7
Employee stock purchase plan	—	—	0.6			0.6
Stock-based compensation	—	—	17.3	—	—	17.3
Other	—	—	0.1	—	—	0.1
Balance, June 30, 2019	168.6	$1.7	$2,959.4	$(805.9)	$(380.7)	$1,774.5

(in millions)	Common stock (shares)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, April 1, 2019	169.7	$1.7	$2,978.0	$(822.2)	$(376.5)	$1,781.0
Net income	—	—	—	16.3	—	16.3
Foreign currency translation adjustment	—	—	—	—	11.6	11.6
Pension and other postretirement benefits adjustment	—	—	—	—	0.1	0.1
Derivative financial instruments, net of tax $5.3	—	—	—	—	(15.9)	(15.9)
Shares canceled (2)	(1.5)	—	(35.5)	—	—	(35.5)
Restricted stock units vested	0.1	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(0.8)	—	—	(0.8)
Stock option exercises	0.3	—	5.7	—	—	5.7
Employee stock purchase plan	—	—	0.6	—	—	0.6
Stock-based compensation	—	—	11.3	—	—	11.3
Other	—	—	0.1	—	—	0.1
Balance, June 30, 2019	168.6	$1.7	$2,959.4	$(805.9)	$(380.7)	$1,774.5

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
On our condensed consolidated statements of cash flows for the six months ended June 30, 2019, the amounts included in “net proceeds under revolving credit facilities,” which were previously included in “proceeds from issuance of long-term debt,” are now presented separately to conform to the current year presentation.
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
3. Business combinations
2019 Acquisition
Acquisition of Nexeo Solutions
On February 28, 2019, the Company completed an acquisition of 100% of the equity interest of Nexeo Solutions, Inc. (“Nexeo”), a leading global chemicals and plastics distributor. The acquisition expanded and strengthened Univar Solutions’ presence in North America and provides expanded opportunities to create the largest North American sales force in chemical and ingredients distribution and the broadest product offering.
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
As of March 31, 2020, the Company updated the purchase price allocation to reflect final deferred income tax adjustments, resulting in a $7.0 million increase to goodwill. The accounting for this acquisition was complete as of March 31, 2020.
The final purchase price allocation is shown below:

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

The Company assumed 50.0 million warrants, equivalent to 25.0 million Nexeo shares, with an estimated aggregate fair value of $26.0 million at the February 28, 2019 closing date. The warrants were converted into the right to receive, upon exercise, the merger consideration consisting of approximately 7.6 million shares of Univar Solutions common stock plus cash. The warrants have an exercise price of $27.80 and will expire on June 9, 2021. The warrants are recorded as other accrued expenses within the condensed consolidated balance sheet. Refer to “Note 15: Fair value measurements” for more information.
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
The following table summarizes the operating results of Nexeo Plastics for the three and six months ended June 30, 2019, as presented in “Net (loss) income from discontinued operations” on the condensed consolidated statements of operations.

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

(1)The provision for income taxes for the three months ended June 30, 2019 includes an adjustment to the tax expense related to the one month operations reported as of March 31, 2019.
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
The following summarizes the income before income taxes attributable to the Environmental Sciences business:

(in millions)	Three months ended June 30, 2019	Six months ended June 30, 2019
Income before income taxes	$12.5	$14.7

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
The following tables disaggregate external customer net sales by major stream:

	USA	EMEA	Canada	LATAM	Consolidated
(in millions)	Three months ended June 30, 2020
Chemical Distribution	$1,097.1	$409.3	$172.0	$96.8	$1,775.2
Crop Sciences	—	—	147.4	—	147.4
Services	72.3	0.3	12.1	1.9	86.6
Total external customer net sales	$1,169.4	$409.6	$331.5	$98.7	$2,009.2

	USA	EMEA	Canada	LATAM	Consolidated
(in millions)	Three months ended June 30, 2019
Chemical Distribution	$1,515.6	$457.5	$225.1	$114.6	$2,312.8
Crop Sciences	—	—	167.1	—	167.1
Services	89.7	0.4	12.6	2.0	104.7
Total external customer net sales	$1,605.3	$457.9	$404.8	$116.6	$2,584.6

	USA	EMEA	Canada	LATAM	Consolidated
(in millions)	Six months ended June 30, 2020
Chemical Distribution	$2,367.6	$869.2	$380.3	$202.1	$3,819.2
Crop Sciences	—	—	211.8	—	211.8
Services	159.3	0.7	25.2	4.2	189.4
Total external customer net sales	$2,526.9	$869.9	$617.3	$206.3	$4,220.4

	USA	EMEA	Canada	LATAM	Consolidated
(in millions)	Six months ended June 30, 2019
Chemical Distribution	$2,763.1	$940.9	$436.8	$207.2	$4,348.0
Crop Sciences	—	—	217.6	—	217.6
Services	149.4	0.7	24.2	4.7	179.0
Total external customer net sales	$2,912.5	$941.6	$678.6	$211.9	$4,744.6
Deferred revenue
Deferred revenues are recognized as a contract liability when customers provide Univar Solutions with consideration prior to the Company satisfying a performance obligation and are recognized in revenue when the performance obligations are met. Deferred revenues relate to revenues that are expected to be recognized within one year and are recorded within the other accrued expenses line items of the condensed consolidated balance sheets. Deferred revenues as of June 30, 2020 and December 31, 2019 were $7.9 million and $65.5 million, respectively.
Revenue recognized through the six months ended June 30, 2020 and June 30, 2019 from amounts included in contract liabilities at the beginning of the period were $64.4 million and $44.4 million, respectively.

6. Other operating expenses, net
Other operating expenses, net consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Acquisition and integration related expenses	$14.3	$32.6	$31.8	$109.7
Stock-based compensation expense	2.6	11.3	8.3	17.3
Restructuring charges	6.3	0.5	8.8	0.6
Other employee severance costs	2.8	6.2	8.3	19.1
Other facility closure costs	0.1	—	2.0	—
Saccharin legal settlement	—	—	—	62.5
Fair value adjustment for warrants	18.8	1.8	(7.5)	(2.6)
(Gain) loss on sale of property, plant and equipment	(2.2)	1.4	(7.5)	1.5
Other	0.9	10.0	3.5	20.5
Total other operating expenses, net	$43.6	$63.8	$47.7	$228.6

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
2020 Restructuring
During the first quarter of 2020, management approved a plan to implement a new structure designed to streamline and accelerate the opportunities between Canada and USA operations with the reporting structure in Canada condensed and realigned to report under the leadership in the USA for commercial, operations, human resources and finance. This change did not impact the Company's reportable segments. All restructuring actions under this program were complete as of June 30, 2020, except for final cash payments that will be made in the future.
During the second quarter of 2020, the Company initiated workforce reductions spanning across many job functions and locations in the USA and Other in order to align the Company's workforce with its anticipated business needs. The actions associated with this program are expected to be completed by the end of 2020. As a result of both of these plans, we recorded the following charges:

(in millions)	Three months ended June 30, 2020	Six months ended June 30, 2020	Anticipated total costs
USA:
Employee termination costs	$4.7	$4.7	$5.9

Canada:
Employee termination costs	$0.8	$3.1	$3.1

Other:
Employee termination costs	$0.8	$0.8	$0.8
Total	$6.3	$8.6	$9.8

2018 Restructuring
During 2018, management approved a plan to consolidate departments. The actions associated with this program were substantially complete as of March 31, 2020, although cash payments will be made into the future. The following table presents a summary of the financial impacts of that plan:

(in millions)	Three months ended March 31, 2020	Cumulative costs	Anticipated total costs
USA:
Employee termination costs	$0.1	$5.6	$5.6
Other exit costs	—	0.1	0.1
Total	$0.1	$5.7	$5.7

Other:
Employee termination costs	$0.1	$1.3	$1.3

Total:
Employee termination costs	$0.2	$6.9	$6.9
Other exit costs	—	0.1	0.1
Total	$0.2	$7.0	$7.0
The following table summarizes activity related to accrued liabilities associated with restructuring:

(in millions)	January 1, 2020	Charge to earnings	Cash paid	June 30, 2020
Employee termination costs	$3.7	$8.8	$(6.9)	$5.6
Facility exit costs	1.9	—	(0.6)	1.3
Other exit costs	0.2	—	—	0.2
Total	$5.8	$8.8	$(7.5)	$7.1

(in millions)	January 1, 2019	Charge to earnings	Cash paid	December 31, 2019
Employee termination costs	$4.2	$2.5	$(3.0)	$3.7
Facility exit costs	5.0	0.1	(3.2)	1.9
Other exit costs	0.2	—	—	0.2
Total	$9.4	$2.6	$(6.2)	$5.8
Restructuring liabilities of $6.6 million and $5.3 million were classified as current in other accrued expenses in the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively. The long-term portion of restructuring liabilities of $0.5 million were recorded in other long-term liabilities in the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, and primarily consists of facility exit costs that are expected to be paid within the next five years.
The cost information above does not contain any estimates for programs that may be developed and implemented in future periods. While the Company believes the recorded restructuring liabilities are adequate, revisions to current estimates may be recorded in future periods based on new information as it becomes available.

8. Other expense, net
Other expense, net consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Foreign currency transactions	$(5.6)	$(2.1)	$(6.4)	$(2.8)
Foreign currency denominated loans revaluation	(0.4)	(4.7)	(0.2)	0.5
Undesignated foreign currency derivative instruments (1)	2.1	4.3	0.1	(5.6)
Undesignated swap contracts (1)	(1.2)	(3.0)	(6.0)	(2.8)
Non-operating retirement benefits (2)	2.1	0.6	4.3	1.2
Debt refinancing costs	—	—	(0.1)	—
Other	(0.9)	(0.7)	(1.5)	(2.2)
Total other expense, net	$(3.9)	$(5.6)	$(9.8)	$(11.7)

(1)Refer to “Note 16: Derivatives” for more information.
(2)Refer to “Note 9: Employee benefit plans” for more information.
9. Employee benefit plans
The following table summarizes the components of net periodic (benefit) cost recognized in the condensed consolidated statements of operations:

	Domestic - Defined Benefit Pension Plans				Foreign - Defined Benefit Pension Plans
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Service cost (1)	$—	$—	$—	$—	$0.4	$0.6	$0.9	$1.2
Interest cost (2)	5.8	6.8	11.6	13.6	3.0	3.9	6.1	7.8
Expected return on plan assets (2)	(7.2)	(6.3)	(14.3)	(12.6)	(3.8)	(5.1)	(7.8)	(10.1)
Prior service cost (2)	—	—	—	—	0.1	0.1	0.1	0.1
Net periodic (benefit) cost	$(1.4)	$0.5	$(2.7)	$1.0	$(0.3)	$(0.5)	$(0.7)	$(1.0)

(1)Service cost is included in warehouse, selling and administrative expenses.
(2)These amounts are included in other expense, net.
10. Income taxes
The income tax expense (benefit) and effective income tax rate for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in millions)	2020	2019	2020	2019
Income tax expense (benefit)	$11.6	$18.5	$11.3	$(4.8)
Effective income tax rate	86.6%	52.1%	16.4%	8.3%
Discrete tax benefits of $4.6 million and $13.5 million are included in the $11.6 million and $11.3 million income tax expense for the three and six months ended June 30, 2020, primarily attributable to the impairment of unrealizable assets and benefits from provisions under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020. The Company’s effective income tax rate without discrete items was 32.1%, higher than the US federal statutory rate of 21.0%, primarily due to the impact of the higher tax rates in foreign jurisdictions, non-deductible expenses and US state income taxes.
Discrete tax benefits of $3.8 million and $14.0 million are included in the $18.5 million income tax expense and $4.8 million income tax benefit for the three and six months ended June 30, 2019, substantially attributable to the indirect effects of the Nexeo Plastics sale. The Company’s effective income tax rate without discrete items was 52.3%, higher than the US federal statutory rate of 21.0%, primarily due to the impact of non-deductible Nexeo related acquisition and integration costs, along with state taxes, foreign rate differential, non-deductible compensation and other expenses, and an increase in the valuation allowance on certain income tax attributes.
11. Earnings per share
The following table presents the basic and diluted earnings per share computations:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2020	2019	2020	2019
Numerator:
Net income (loss) from continuing operations	$1.8	$17.0	$57.7	$(53.0)
Net (loss) income from discontinued operations	—	(0.7)	—	5.4
Net income (loss)	$1.8	$16.3	$57.7	$(47.6)

Denominator:
Weighted average common shares outstanding – basic	168.9	169.8	168.8	159.5
Effect of dilutive securities: stock compensation plans	0.7	0.9	0.8	—
Weighted average common shares outstanding – diluted	169.6	170.7	169.6	159.5

Basic:
Basic income (loss) per common share from continuing operations	$0.01	$0.10	$0.34	$(0.33)
Basic income per common share from discontinued operations	—	—	—	0.03
Basic income (loss) per common share (1)	$0.01	$0.10	$0.34	$(0.30)

Diluted:
Diluted income (loss) per common share from continuing operations	$0.01	$0.10	$0.34	$(0.33)
Diluted income per common share from discontinued operations	—	—	—	0.03
Diluted income (loss) per common share (1)	$0.01	$0.10	$0.34	$(0.30)

(1)As a result of changes in the number of shares outstanding during the year and rounding, the sum of the quarter's earnings per share may not equal the earnings per share for any year-to-date period.
The shares that were not included in the computation of diluted earnings per share for those periods because their inclusion would be anti-dilutive were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions, common shares)	2020	2019	2020	2019
Stock options	4.7	2.9	4.4	3.0
Restricted stock	0.5	—	0.4	0.8
Warrants	7.6	7.6	7.6	5.1

12. Accumulated other comprehensive loss
The following tables present the changes in accumulated other comprehensive loss by component, net of tax:

(in millions)	Cash flow hedges	Defined benefit pension items	Currency translation items	Total
Balance as of December 31, 2019	$(15.4)	$(1.0)	$(362.9)	$(379.3)
Other comprehensive loss before reclassifications	(22.2)	—	(74.4)	(96.6)
Amounts reclassified from accumulated other comprehensive loss	0.8	0.1	—	0.9
Net current period other comprehensive (loss) income	$(21.4)	$0.1	$(74.4)	$(95.7)
Balance as of June 30, 2020	$(36.8)	$(0.9)	$(437.3)	$(475.0)

Balance as of April 1, 2020	$(31.5)	$(1.0)	$(457.0)	$(489.5)
Other comprehensive (loss) income before reclassifications	(11.1)	—	19.7	8.6
Amounts reclassified from accumulated other comprehensive loss	5.8	0.1	—	5.9
Net current period other comprehensive (loss) income	$(5.3)	$0.1	$19.7	$14.5
Balance as of June 30, 2020	$(36.8)	$(0.9)	$(437.3)	$(475.0)

Balance as of December 31, 2018	$8.9	$(1.1)	$(381.0)	$(373.2)
Impact due to adoption of ASU 2018-02 (1)	1.5	—	(4.7)	(3.2)
Other comprehensive (loss) income before reclassifications	(18.6)	—	19.8	1.2
Amounts reclassified from accumulated other comprehensive loss	(5.6)	0.1	—	(5.5)
Net current period other comprehensive (loss) income	$(22.7)	$0.1	$15.1	$(7.5)
Balance as of June 30, 2019	$(13.8)	$(1.0)	$(365.9)	$(380.7)

Balance as of Balance as of April 1, 2019	$2.1	$(1.1)	$(377.5)	$(376.5)
Other comprehensive (loss) income before reclassifications	(13.1)	—	11.6	(1.5)
Amounts reclassified from accumulated other comprehensive loss	(2.8)	0.1	—	(2.7)
Net current period other comprehensive (loss) income	$(15.9)	$0.1	$11.6	$(4.2)
Balance as of June 30, 2019	$(13.8)	$(1.0)	$(365.9)	$(380.7)

(1)Adjusted due to the adoption of ASU 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” on January 1, 2019.

The following is a summary of the amounts reclassified from accumulated other comprehensive loss to net income (loss):

	Statement of Operations Classification	Three months ended June 30,		Six months ended June 30,
(in millions)		2020 (1)	2019 (1)	2020 (1)	2019 (1)
Amortization of defined benefit pension items:
Prior service cost	Other expense, net	$0.1	$0.1	$0.1	$0.1
Tax expense	Income tax expense (benefit)	—	—	—	—
Net of tax		$0.1	$0.1	$0.1	$0.1
Cash flow hedges:
Interest rate swap contracts	Interest expense	$2.2	$(3.7)	$3.1	$(7.5)
Cross-currency swap contracts	Interest expense and other expense, net	6.1	—	(2.0)	—
Tax expense	Income tax expense (benefit)	(2.5)	0.9	(0.3)	1.9
Net of tax		$5.8	$(2.8)	$0.8	$(5.6)
Total reclassifications for the period, net of tax		$5.9	$(2.7)	$0.9	$(5.5)

(1)Amounts in parentheses indicate credits to net income (loss) in the condensed consolidated statement of operations.
13. Debt
Short-term financing
Short-term financing consisted of the following:

(in millions)	June 30, 2020	December 31, 2019
Amounts drawn under credit facilities	$—	$0.5
Bank overdrafts	0.9	0.2
Total short-term financing	$0.9	$0.7
As of June 30, 2020 and December 31, 2019, the Company had $162.2 million and $158.5 million in outstanding letters of credit, respectively.

Long-term debt
Long-term debt consisted of the following:

(in millions)	June 30, 2020	December 31, 2019
Senior Term Loan Facilities:
Term B-3 Loan due 2024, variable interest rate of 2.43% and 4.05% at June 30, 2020 and December 31, 2019, respectively	$1,264.1	$1,438.0
Term B-5 Loan due 2026, variable interest rate of 2.18% and 3.80% at June 30, 2020 and December 31, 2019, respectively	398.0	400.0
Asset Backed Loan (ABL) Facilities:
North American ABL Facility due 2024, variable interest rate of 1.67% and 5.25% at June 30, 2020 and December 31, 2019, respectively	529.5	200.0
Canadian ABL Term Loan due 2022, variable interest rate of 2.77% and 4.31% at June 30, 2020 and December 31, 2019, respectively	125.2	130.9
Euro ABL Facility due 2023, variable interest rate of 1.75% at June 30, 2020	56.2	—
Senior Unsecured Notes:
Senior Unsecured Notes due 2027, fixed interest rate of 5.13% at June 30, 2020 and December 31, 2019	500.0	500.0
Finance lease obligations	78.5	71.2
Total long-term debt before discount	$2,951.5	$2,740.1
Less: unamortized debt issuance costs and discount on debt	(22.4)	(26.3)
Total long-term debt	$2,929.1	$2,713.8
Less: current maturities	(27.0)	(25.0)
Total long-term debt, excluding current maturities	$2,902.1	$2,688.8
The weighted average interest rate on long-term debt was 3.52% and 4.25% as of June 30, 2020 and December 31, 2019, respectively.
On January 7, 2020, using the proceeds from the sale of the Environmental Sciences business, the Company repaid $174.0 million of the Term B-3 Loan due 2024. As a result of the prepayment, the Company recognized a loss on extinguishment of debt of $1.8 million during the three months ended March 31, 2020.
Other Information

	June 30, 2020		December 31, 2019
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Fair value of debt	$2,929.1	$2,898.1	$2,713.8	$2,770.7
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

(in millions)
Balance, January 1, 2020	$12.9
Provision for credit losses	9.4
Write-offs	(1.3)
Recoveries	0.3
Foreign exchange	(0.7)
Balance, June 30, 2020	$20.6

Property, plant and equipment, net

(in millions)	June 30, 2020	December 31, 2019
Property, plant and equipment, at cost	$2,196.5	$2,190.3
Less: accumulated depreciation	(1,095.0)	(1,037.9)
Property, plant and equipment, net	$1,101.5	$1,152.4
Goodwill
The following is a summary of the activity in goodwill by segment.

(in millions)	USA	EMEA	Canada	LATAM	Total
Balance, January 1, 2020	$1,802.3	$8.4	$441.1	$29.0	$2,280.8
Purchase price adjustments	7.0	—	—	—	7.0
Other adjustments	—	—	—	(0.5)	(0.5)
Foreign exchange	—	(0.6)	(19.0)	(4.5)	(24.1)
Balance, June 30, 2020	$1,809.3	$7.8	$422.1	$24.0	$2,263.2
Intangible assets, net

	June 30, 2020			December 31, 2019
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$947.7	$(678.7)	$269.0	$986.4	$(680.8)	$305.6
Other	174.0	(167.0)	7.0	182.0	(167.4)	14.6
Total intangible assets	$1,121.7	$(845.7)	$276.0	$1,168.4	$(848.2)	$320.2
Other intangible assets consist of intellectual property (mostly trademarks and trade names), producer relationships and contracts, non-compete agreements and exclusive distribution rights.
The estimated annual amortization expense in each of the next five years is as follows:

(in millions)
2020	$60.9
2021	51.1
2022	43.4
2023	39.0
2024	31.3
Other accrued expenses
As of June 30, 2020, other accrued expenses that were greater than five percent of total current liabilities consisted of current tax liabilities of $101.3 million, comprised of income, VAT and local indirect taxes payable. As of December 31, 2019, other accrued expenses that were greater than five percent of total current liabilities consisted of current tax liabilities of $87.1 million and customer prepayments and deposits of $81.5 million.
Impairment charges
There is a more likely than not expectation that certain long-lived asset groups within the USA segment will be sold. The Company determined this to be a triggering event, requiring the assessment of the recoverability of these long-lived asset groups. Testing the asset groups for recoverability involves developing estimates of future cash flows directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the assets. Significant estimates include forecasted Adjusted EBITDA, working capital, capital expenditures and discount rates. As the inputs for testing recoverability and determining fair value of the asset groups are largely based on management’s judgments and are not generally observable in active markets, the Company considers such inputs to be Level 3 measurements in the fair value hierarchy.
The Company tested the recoverability of its long-lived asset groups and determined the carrying amount of the asset groups exceeded the sum of the expected undiscounted future cash flows. The computation of the impairment charge was based on the difference between carrying value and fair value of the asset groups, as determined by discounted future cash flows. As a result, the Company recorded a non-cash, pretax impairment charge of $15.5 million, consisting of $12.8 million of intangible assets, net and $2.7 million of property, plant and equipment, net within its condensed consolidated statement of operations during the three months ended June 30, 2020.
Additionally, the Company has announced the closure of certain production facilities in the USA segment during the second quarter of 2020. The closures resulted in a $1.4 million impairment of property, plant and equipment, net within the condensed consolidated statement of operations during the three months ended June 30, 2020.
15. Fair value measurements
The following is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3):

(in millions)	Warrant Liability
Fair value as of December 31, 2019	$33.0
Fair value adjustments	(7.5)
Fair value as of June 30, 2020	$25.5
The assumptions used in the Black-Scholes-Merton valuation model to measure the fair value of the warrants are:

		Weighted Average
Unobservable Inputs	Range	Amount	Method
Warrant life	N/A	2 years	Expected term
Expected volatility	27.1% to 59.8%	42.62%	Industry peer group
Risk-free interest rate	N/A	0.16%	US Treasury rates
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
Cross currency swap contracts
Cross currency swap contracts are used to effectively convert the Term B-5 Loan’s principal amount of floating rate US dollar denominated debt, including interest payments, to fixed-rate Euro denominated debt maturing in November 2024. As of June 30, 2020, approximately 95% of the cross currency swaps are designated as a cash flow hedge.
The Company uses both undesignated interest rate swap contracts and cross currency swaps to manage interest rate variability and mitigate foreign exchange exposure.

Notional amounts and fair value of derivative instruments
The following table presents the notional amounts of the Company’s outstanding derivative instruments by type:

(in millions)	June 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate swap contracts	$1,050.0	$1,050.0
Cross currency swap contracts	381.0	381.0
Derivatives not designated as hedging instruments:
Interest rate swap contracts	200.0	200.0
Foreign currency derivatives	124.8	141.4
Cross currency swap contracts	19.0	19.0
The following are the pre-tax effects of derivative instruments on the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2020 and 2019:

	Statement of Operations Classification	Amount of gain (loss) reclassified from other comprehensive loss into income				Amount to be reclassified to Statement of Operations within the next 12 months
		Three months ended June 30,		Six months ended June 30,
(in millions)		2020	2019	2020	2019
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	Interest expense	$(2.2)	$3.7	$(3.1)	$7.5	$(18.8)
Cross currency swap contracts	Interest expense	0.8	—	2.7	—	1.7
	Other expense, net	(6.9)	—	(0.7)	—	—
Refer to “Note 8: Other expense, net” for the gains and losses related to derivatives not designated as hedging instruments.
The following table presents the Company’s gross assets and liabilities measured on a recurring basis and classified as level 2 within the fair value hierarchy:

	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Classification	June 30, 2020	December 31, 2019	Balance Sheet Classification	June 30, 2020	December 31, 2019
Designated Derivatives:
Cross currency swap contracts	Prepaid expenses and other current assets	$1.7	$7.2	Other long-term liabilities	$11.5	$12.1
Interest rate swap contracts	Prepaid expenses and other current assets	—	—	Other accrued expenses	18.8	6.4
Interest rate swap contracts	Other assets	—	—	Other long-term liabilities	27.8	14.0
Total designated derivatives		$1.7	$7.2		$58.1	$32.5

Undesignated Derivatives:
Foreign currency contracts	Prepaid expenses and other current assets	$0.5	$0.5	Other accrued expenses	$0.8	$1.0
Cross currency swap contracts	Prepaid expenses and other current assets	0.1	0.4	Other long-term liabilities	0.6	0.6
Interest rate swap contracts	Prepaid expenses and other current assets	—	—	Other accrued expenses	3.5	1.0
Interest rate swap contracts	Other assets	—	—	Other long-term liabilities	4.9	1.9
Total undesignated derivatives		$0.6	$0.9		$9.8	$4.5

Total derivatives	Total assets	$2.3	$8.1	Total liabilities	$67.9	$37.0

The net amounts by legal entity related to forward currency contracts included in prepaid and other current assets were $0.3 million and $0.2 million as of June 30, 2020 and December 31, 2019, respectively. The net amounts related to forward currency contracts included in other accrued expenses were $0.6 million and $0.7 million as of June 30, 2020 and December 31, 2019, respectively.
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
The Company is subject to liabilities from claims alleging personal injury from exposure to asbestos. The claims result primarily from an indemnification obligation related to Univar Solutions USA Inc.’s (“Univar”) 1986 purchase of McKesson Chemical Company from McKesson Corporation (“McKesson”). Once certain conditions have been met, Univar will have the ability to pursue insurance coverage, if any, that may be available under McKesson's historical insurance coverage to offset the impact of any fees, settlements, or judgments that Univar is obligated to pay because of its obligation to defend and indemnify McKesson. As of June 30, 2020, there were approximately 165 asbestos-related cases for which Univar has the obligation to defend and indemnify; however, this number tends to fluctuate up and down over time. Historically, the vast majority of these asbestos cases have been dismissed without payment or with a nominal payment. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of these matters will have a material effect on its overall financial position, results of operations or cash flows.
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
The Company’s environmental remediation work at some sites is being conducted pursuant to governmental proceedings or investigations. At other sites, the Company, with appropriate state or federal agency oversight and approval, is conducting the environmental remediation work voluntarily. The Company is currently undergoing remediation efforts or is in the process of active review of the need for potential remediation efforts at approximately 107 current or formerly Company-owned/occupied sites. In addition, the Company may be liable as a PRP for a share of the cleanup of approximately 22 non-owned sites. These non-owned sites are typically (a) locations of independent waste disposal or recycling operations with alleged or confirmed contaminated soil and/or groundwater to which the Company may have shipped waste products or drums for re-conditioning, or (b) contaminated non-owned sites near historical sites owned or operated by the Company or its predecessors from which contamination is alleged to have arisen.
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
Changes in total environmental liabilities are as follows:

(in millions)
Environmental liabilities at December 31, 2019	$78.7
Revised obligation estimates	11.7
Environmental payments	(7.4)
Environmental liabilities at June 30, 2020	$83.0

(in millions)	Balance Sheet Classification	June 30, 2020	December 31, 2019
Current environmental liabilities	Other accrued expenses	$26.6	$25.0
Long-term environmental liabilities	Other long-term liabilities	$56.4	$53.7
Tax Matters
During 2017, the Brazilian Federal Supreme Court (the “Court”) ruled that the inclusion of the state VAT tax collected by a taxpayer in the taxpayer’s federal social contribution calculation base is unconstitutional. In 2019, the Court ruled in the Company's favor allowing the recoverability of amounts previously paid, plus interest. As a result, the Company recorded a benefit of $10.9 million in net sales, of which $9.7 million related to prior years, and $4.6 million in interest income in the consolidated statement of operations during the fourth quarter of 2019. During the second quarter of 2020, the Company reduced its benefit from prior year and recorded a charge of $0.4 million in net sales and $0.3 million in interest income in the condensed consolidated statement of operations.

18. Leasing
The Company leases certain warehouses and distribution centers, office space, transportation equipment, and other machinery and equipment.

(in millions)	Balance Sheet Classification	June 30, 2020	December 31, 2019
Assets
Operating lease assets	Other assets	$154.7	$157.3
Finance lease assets	Property, plant and equipment, net	76.5	69.5
Total lease assets		$231.2	$226.8
Liabilities
Current liabilities:
Current portion of operating lease liabilities	Other accrued expenses	$46.1	$47.4
Current portion of finance lease liabilities	Current portion of long-term debt	23.0	20.9
Noncurrent liabilities:
Operating lease liabilities	Other long-term liabilities	116.4	114.5
Finance lease liabilities	Long-term debt	55.5	50.3
Total lease liabilities		$241.0	$233.1
Lease cost

(in millions)	Three months ended June 30, 2020			Three months ended June 30, 2019
Statement of Operations Classification	Operating Leases	Finance Leases	Total	Operating Leases	Finance Leases	Total
Cost of goods sold (exclusive of depreciation)	$4.4	$—	$4.4	$4.0	$—	$4.0
Outbound freight and handling	1.4	—	1.4	1.9	—	1.9
Warehousing, selling and administrative	8.2	—	8.2	6.5	—	6.5
Depreciation	—	5.9	5.9	—	4.8	4.8
Interest expense	—	1.0	1.0	—	0.7	0.7
Total gross lease component cost	$14.0	$6.9	$20.9	$12.4	$5.5	$17.9
Variable lease costs			0.2			0.7
Short-term lease costs			6.4			9.0
Total gross lease costs			$27.5			$27.6
Sublease income			0.6			0.6
Total net lease cost			$26.9			$27.0

(in millions)	Six months ended June 30, 2020			Six months ended June 30, 2019
Statement of Operations Classification	Operating Leases	Finance Leases	Total	Operating Leases	Finance Leases	Total
Cost of goods sold (exclusive of depreciation)	$8.7	$—	$8.7	$7.7	$—	$7.7
Outbound freight and handling	2.7	—	2.7	3.7	—	3.7
Warehousing, selling and administrative	16.3	—	16.3	13.9	—	13.9
Depreciation	—	12.1	12.1	—	9.4	9.4
Interest expense	—	1.7	1.7	—	1.3	1.3
Total gross lease component cost	$27.7	$13.8	$41.5	$25.3	$10.7	$36.0
Variable lease costs			0.4			0.9
Short-term lease costs			13.9			11.6
Total gross lease costs			$55.8			$48.5
Sublease income			1.2			1.6
Total net lease cost			$54.6			$46.9
Maturity of lease liabilities

(in millions)	Operating Leases	Finance Leases	Total
2020	$26.8	$13.3	$40.1
2021	43.6	22.8	66.4
2022	34.4	19.3	53.7
2023	23.9	10.0	33.9
2024	15.6	7.0	22.6
2025 and After	38.5	11.5	50.0
Total lease payments	$182.8	$83.9	$266.7
Less: interest	20.3	7.6
Present value of lease liabilities, excluding guaranteed residual values	$162.5	$76.3
Plus: present value of guaranteed residual values	—	2.2
Present value of lease liabilities	$162.5	$78.5
Lease term and discount rate

	June 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	5.4	5.0
Finance leases	4.4	4.0
Weighted-average discount rate
Operating leases	4.81%	4.95%
Finance leases	4.07%	4.33%
Other information

	Six months ended June 30,
(in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$27.3	$28.9
Operating cash flows from finance leases	1.6	1.3
Financing cash flows from finance leases	12.1	9.6

19. Segments
Management monitors the operating results of its reportable segments separately for the purpose of making decisions about resource allocation and performance assessment. Management evaluates performance on the basis of Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net income (loss), plus the sum of: net loss (income) from discontinued operations, interest expense, net of interest income; income tax expense (benefit); depreciation; amortization; impairment charges; loss on extinguishment of debt; other operating expenses, net (see “Note 6: Other operating expenses, net”); and other expense, net (see “Note 8: Other expense, net”). For 2020, Adjusted EBITDA also includes an adjustment to remove a Brazil VAT charge (see “Note 17: Commitments and contingencies” for more information).
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
Financial information for the Company’s reportable segments is as follows:

(in millions)	USA	EMEA	Canada	LATAM	Other/ Eliminations (1)	Consolidated
	Three months ended June 30, 2020
External customers	$1,169.4	$409.6	$331.5	$98.7	$—	$2,009.2
Inter-segment	23.0	0.9	0.7	—	(24.6)	—
Total net sales	$1,192.4	$410.5	$332.2	$98.7	$(24.6)	$2,009.2

Adjusted EBITDA	$95.2	$39.7	$25.2	$11.0	$(7.9)	$163.2

Long-lived assets (2)	$824.8	$176.4	$185.8	$28.9	$40.3	$1,256.2

(in millions)	USA	EMEA	Canada	LATAM	Other/ Eliminations (1)	Consolidated
	Three months ended June 30, 2019
External customers	$1,605.3	$457.9	$404.8	$116.6	$—	$2,584.6
Inter-segment	23.4	1.0	1.7	—	(26.1)	—
Total net sales	$1,628.7	$458.9	$406.5	$116.6	$(26.1)	$2,584.6

Adjusted EBITDA	$127.6	$38.2	$33.8	$9.4	$(7.9)	$201.1

Long-lived assets (2)	$892.8	$185.4	$188.5	$34.9	$29.3	$1,330.9

(in millions)	USA	EMEA	Canada	LATAM	Other/ Eliminations (1)	Consolidated
	Six months ended June 30, 2020
External customers	$2,526.9	$869.9	$617.3	$206.3	$—	$4,220.4
Inter-segment	48.7	1.7	1.5	—	(51.9)	—
Total net sales	$2,575.6	$871.6	$618.8	$206.3	$(51.9)	$4,220.4

Adjusted EBITDA	$191.8	$80.0	$52.5	$19.3	$(18.8)	$324.8

Long-lived assets (2)	$824.8	$176.4	$185.8	$28.9	$40.3	$1,256.2

(in millions)	USA	EMEA	Canada	LATAM	Other/ Eliminations (1)	Consolidated
	Six months ended June 30, 2019
External customers	$2,912.5	$941.6	$678.6	$211.9	$—	$4,744.6
Inter-segment	48.3	2.0	2.8	—	(53.1)	—
Total net sales	$2,960.8	$943.6	$681.4	$211.9	$(53.1)	$4,744.6

Adjusted EBITDA	$224.7	$80.3	$55.5	$15.1	$(14.4)	$361.2

Long-lived assets (2)	$892.8	$185.4	$188.5	$34.9	$29.3	$1,330.9

(1)Other/Eliminations represents the elimination of intersegment transactions as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.
(2)Long-lived assets consist of property, plant and equipment, net and operating lease assets.
The following is a reconciliation of net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Net income (loss)	$1.8	$16.3	$57.7	$(47.6)
Net loss (income) from discontinued operations	—	0.7	—	(5.4)
Depreciation	40.4	39.7	82.1	72.9
Amortization	14.8	18.6	30.6	33.0
Interest expense, net	29.9	37.9	58.0	72.1
Income tax expense (benefit)	11.6	18.5	11.3	(4.8)
Other operating expenses, net	43.6	63.8	47.7	228.6
Other expense, net	3.9	5.6	9.8	11.7
Impairment charges	16.9	—	16.9	—
Loss on sale of business	—	—	8.6	—
Loss on extinguishment of debt	—	—	1.8	0.7
Brazil VAT charge	0.3	—	0.3	—
Adjusted EBITDA	$163.2	$201.1	$324.8	$361.2
20. Subsequent events
On August 3, 2020, the Company entered into an agreement to sell a subsidiary that owns assets within the USA segment related to industrial services. The Company expects to recognize a pre-tax loss upon the sale of approximately $15.1 million within the condensed consolidated statements of operations upon closing. The completion of the sale is subject to customary closing conditions and is expected to close in the third quarter of 2020.

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
Recent Developments and Items Impacting Comparability
On February 28, 2019, we completed the acquisition of 100% of the equity interest of Nexeo, a leading global chemicals and plastics distributor. The acquisition expanded and strengthened Univar Solutions’ presence in North America and provides expanded opportunities to create the largest North American sales force in chemical and ingredients distribution and the broadest product offering.
On December 31, 2019, we sold our Environmental Sciences business. The sale of the business did not meet the criteria to be classified as discontinued operations in the Company’s financial statements, as such, the results prior to the disposition date are presented within the comparative 2019 results.
Market Conditions
We continue to monitor the potential impact of the novel coronavirus (COVID-19) pandemic to our global business. The full financial impact of the pandemic on global economic conditions, as well as our business, remains unknown at this time and will depend on the duration of government restrictions, including travel restrictions, quarantines, shelter in place orders and shutdowns, and the duration of the economic slowdown and nature and timing of a recovery. Our top priority is the safety and health of employees, customers, and suppliers. We activated a global, cross-functional response team, which is closely monitoring the situation and implementing additional safety measures to help ensure the well-being of Univar Solutions’ employees, customers and suppliers, minimize disruptions and provide for the safe and reliable supply of Univar Solutions’ chemicals and ingredients. The Company has implemented recommended policies and practices to help protect our workforce so they can safely and effectively carry out their essential work. As government restrictions are lifted or adjusted in the different jurisdictions where we operate, we are implementing return-to-worksite plans that help maximize the safety of our employees. As part of these plans, employees who are reasonably able to work remotely continue to do so. The Company is following guidelines from global health experts and has taken additional precautionary steps to help protect our employees going to work in our distribution centers and other worksites.
As of the date of this filing, the Company’s global distribution centers continue to be operational and supplying products that help preserve essential businesses and infrastructure. This includes providing products and services that are essential for maintaining clean drinking water, waste water treatment, home, industrial and health care facility sanitization and that are used in the manufacturing of food and pharmaceuticals.
We are actively monitoring key product availability, remaining up to date with the current status of our primary modes of transportation and staying up to date with current port operating statuses. We continue to stay connected with our customers to understand impacts on their operations, including whether operations remain open with no change or reduced operations or if operations have closed and whether closure is temporary or permanent. In the first quarter of 2020, we organized our product portfolio offering into the following end markets: General Industrial, Consumer Solutions, Industrial Solutions, Refining & Chemical Processing and Services and Other Markets. The primary impacts of the pandemic and the current economic events on our end markets are as follows (percentages represent 2019 Consolidated Net Sales by End Market):

General Industrial (29%) – Healthy performance in chemical manufacturing with growing demand for general purpose chemicals. Resurgent demand in mining offset by weakness in aerospace.
Consumer Solutions (25%) – Strong performance globally, led by pharmaceuticals and household cleaning. Experienced a strong resurgence in personal care in June, led primarily by hair care and color cosmetics.
Industrial Solutions (23%) – Lubricants and CASE (coatings, adhesives, sealants and elastomers) markets heavily impacted by decreased automotive manufacturing as well as a reduction in industrial construction and coatings. Adhesives and residential construction were stable.
Refining & Chemical Processing (12%) – Despite a stabilization in oil prices, drilling and oil extraction activities continue to be depressed in line with global demand. Upstream and midstream were most heavily impacted.
Services and Other Markets (11%) – Ongoing risk in waste services with exposure to automotive and aerospace.
The Company is taking steps to maintain sufficient cash and additional credit availability in recognition of the increased risk and uncertainty related to the COVID-19 pandemic and challenging macroeconomic headwinds. See “Liquidity and Capital Resources” in Item 2 of this Quarterly Report on Form 10-Q for a discussion on our liquidity. In anticipation of ongoing challenges, the Company is carefully managing its working capital and realizing and planning for cost reductions to maintain financial health while continuing to help serve supplier and customer needs. Cash outflows related to operating expenses have decreased and are expected to continue to decrease due to lower travel and event costs, overtime and temporary labor, as well as hiring freezes, elimination of certain salaried workforce positions and annual merit increases, temporary furloughs to match changes in demand in certain locations and deferral of certain capital project spending. We will continue to monitor customer activity and match our workforce with demand to the extent possible.
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

Results of Operations
The following tables set forth, for the periods indicated, certain statements of operations data, on the basis of reported data for the relevant period.
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

	Three months ended June 30,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Net sales	$2,009.2	$2,584.6	$(575.4)	(22.3)%
Cost of goods sold (exclusive of depreciation)	1,520.1	2,007.3	487.2	(24.3)%
Operating expenses:
Outbound freight and handling	80.7	95.4	14.7	(15.4)%
Warehousing, selling and administrative	245.5	280.8	35.3	(12.6)%
Other operating expenses, net	43.6	63.8	20.2	(31.7)%
Depreciation	40.4	39.7	(0.7)	1.8%
Amortization	14.8	18.6	3.8	(20.4)%
Impairment charges	16.9	—	(16.9)	100.0%
Total operating expenses	$441.9	$498.3	$56.4	(11.3)%
Operating income	$47.2	$79.0	$(31.8)	(40.3)%
Other (expense) income:
Interest income	0.2	1.1	(0.9)	(81.8)%
Interest expense	(30.1)	(39.0)	8.9	(22.8)%
Other expense, net	(3.9)	(5.6)	1.7	(30.4)%
Total other expense	$(33.8)	$(43.5)	$9.7	(22.3)%
Income from continuing operations before income taxes	13.4	35.5	(22.1)	(62.3)%
Income tax expense from continuing operations	11.6	18.5	6.9	(37.3)%
Net income from continuing operations	$1.8	$17.0	$(15.2)	(89.4)%
Net loss from discontinued operations	$—	$(0.7)	$0.7	(100.0)%
Net income	$1.8	$16.3	$(14.5)	(89.0)%
Net sales
Net sales were $2,009.2 million for the three months ended June 30, 2020, a decrease of $575.4 million, or 22.3%, from the three months ended June 30, 2019. Net sales decreased due to lower demand in the global industrial end markets, the Environmental Sciences divestiture and price deflation on certain products. The decrease was partially offset by demand for our products in certain essential end markets. Refer to the “Analysis of Segment Results” for the three months ended June 30, 2020 for additional information.
Gross profit (exclusive of depreciation)
Gross profit (exclusive of depreciation) decreased $88.2 million, or 15.3%, to $489.1 million for the three months ended June 30, 2020. The decrease in gross profit (exclusive of depreciation) was attributable to lower sales volumes in all segments due to soft demand across most global industrial end markets, the Environmental Sciences divestiture and price deflation affecting certain products. The decrease was partially offset by favorable changes in product mix from essential end markets. Refer to the “Analysis of Segment Results” for the three months ended June 30, 2020 for additional information.
Outbound freight and handling
Outbound freight and handling expenses decreased $14.7 million, or 15.4%, to $80.7 million for the three months ended June 30, 2020 primarily due to lower sales volumes. On a constant currency basis, outbound freight and handling expenses decreased $13.6 million, or 14.3%. Refer to the “Analysis of Segment Results” for the three months ended June 30, 2020 for additional information.
Warehousing, selling and administrative
Warehousing, selling and administrative expenses decreased $35.3 million, or 12.6%, to $245.5 million for the three months ended June 30, 2020. On a constant currency basis, warehousing, selling and administrative expenses decreased $30.8 million, or 11.0%, attributable to cost reduction measures across all of our segments and lower environmental remediation. Refer to the “Analysis of Segment Results” for the three months ended June 30, 2020 for additional information.
Other operating expenses, net
Other operating expenses, net decreased $20.2 million from $63.8 million for the three months ended June 30, 2019 to $43.6 million for the three months ended June 30, 2020. The decrease was primarily due to lower acquisition and integration related expenses, lower stock-based compensation expense and employee severance costs as well as the gain on sale of property, plant and equipment. Refer to “Note 6: Other operating expenses, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Depreciation and amortization
Depreciation expense increased $0.7 million, or 1.8%, to $40.4 million for the three months ended June 30, 2020 primarily due to the Nexeo fair value adjustment in the third quarter of 2019.
Amortization expense decreased $3.8 million, or 20.4%, to $14.8 million for the three months ended June 30, 2020 primarily due to the Nexeo fair value adjustments in the second half of 2019 and the impairment charge in the second quarter of 2020 which reduced the intangible asset base.
Impairment charges
Impairment charges of $16.9 million were recorded in the three months ended June 30, 2020 related to intangibles and property, plant and equipment in connection with certain long-lived asset groups within the USA segment and the announced closure of certain production facilities. Refer to “Note 14: Supplemental balance sheet information” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Interest expense
Interest expense decreased $8.9 million, or 22.8%, to $30.1 million for the three months ended June 30, 2020 due to lower average outstanding borrowings as well as lower interest rates. Refer to “Note 13: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other expense, net
Other expense, net decreased $1.7 million, or 30.4%, to $3.9 million for the three months ended June 30, 2020. The decrease was primarily related to the reduction in losses related to foreign currency denominated loans revaluation and undesignated swap contracts as well as the increase in non-operating pension income. The decreases were partially offset by foreign currency transaction losses. Refer to “Note 8: Other expense, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Income tax expense from continuing operations
Income tax expense was $11.6 million for the three months ended June 30, 2020, resulting in an effective income tax rate of 86.6%. A discrete tax benefit of $4.6 million was included in the $11.6 million tax expense, primarily attributable to the impairment of unrealizable assets. The Company’s effective income tax rate without discrete items was 33.4%, higher than the US federal statutory rate of 21.0% primarily due to the impact of the higher tax rates in foreign jurisdictions, non-deductible expenses and US state income taxes.
Income tax expense was $18.5 million for the three months ended June 30, 2019, resulting in an effective income tax rate of 52.1%. A discrete tax benefit of $3.8 million, substantially attributable to the indirect effects of the Nexeo plastics sale, was included in the $18.5 million tax expense. The Company’s effective income tax rate without discrete items was 46.1%, higher than the US federal statutory rate of 21.0%. This is primarily due to the impact of non-deductible Nexeo related acquisition and integration costs, along with state taxes, foreign rate differential, non-deductible compensation and other expenses, and an increase in the valuation allowance on certain tax attributes.
Results of Reportable Business Segments
The Company’s operations are structured into four reportable segments that represent the geographic areas under which we operate and manage our business. Management believes Adjusted EBITDA is an important measure of operating performance, which is used as the primary basis for the chief operating decision maker to evaluate the performance of each of our reportable segments. We believe certain other financial measures that are not calculated in accordance with US GAAP provide relevant and meaningful information concerning the ongoing operating results of the Company. These financial measures include gross profit (exclusive of depreciation), adjusted gross profit (exclusive of depreciation) and gross margin. Such non-GAAP financial measures are used from time to time herein but should not be viewed as a substitute for GAAP measures of performance. See “Note 19: Segments” to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q and “Analysis of Segment Results” within this Item for additional information.

Analysis of Segment Results
USA

	Three months ended June 30,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Net sales:
External customers	$1,169.4	$1,605.3	$(435.9)	(27.2)%
Inter-segment	23.0	23.4	(0.4)	(1.7)%
Total net sales	$1,192.4	$1,628.7	$(436.3)	(26.8)%
Cost of goods sold (exclusive of depreciation)	889.8	1,254.6	364.8	(29.1)%
Outbound freight and handling	55.7	66.4	10.7	(16.1)%
Warehousing, selling and administrative	151.7	180.1	28.4	(15.8)%
Adjusted EBITDA	$95.2	$127.6	$(32.4)	(25.4)%

	Three months ended June 30,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Gross profit (exclusive of depreciation):
Net sales	$1,192.4	$1,628.7	$(436.3)	(26.8)%
Cost of goods sold (exclusive of depreciation)	889.8	1,254.6	364.8	(29.1)%
Gross profit (exclusive of depreciation)	$302.6	$374.1	$(71.5)	(19.1)%
External sales in the USA segment were $1,169.4 million, a decrease of $435.9 million, or 27.2%, for the three months ended June 30, 2020. The decrease in external net sales was primarily due to lower industrial end market demand, the Environmental Sciences divestiture, energy headwinds and price deflation on certain products, partially offset by higher demand for our products in certain essential end markets.
Gross profit (exclusive of depreciation) decreased $71.5 million, or 19.1%, to $302.6 million for the three months ended June 30, 2020 primarily due to lower sales volumes due to soft demand across most industrial end markets and the Environmental Sciences divestiture. Gross margin increased from 23.3% for the three months ended June 30, 2019 to 25.9% for the three months ended June 30, 2020. The increase was primarily related to favorable changes in product mix from essential end markets.
Outbound freight and handling expenses decreased $10.7 million, or 16.1%, to $55.7 million for the three months ended June 30, 2020, primarily due to lower sales volumes.
Warehousing, selling and administrative expenses decreased $28.4 million, or 15.8%, to $151.7 million for the three months ended June 30, 2020 primarily due to cost reduction measures and lower environmental remediation. As a percentage of external sales, warehousing, selling and administrative expenses increased from 11.2% for the three months ended June 30, 2019 to 13.0% for the three months ended June 30, 2020.
Adjusted EBITDA decreased by $32.4 million, or 25.4%, to $95.2 million for the three months ended June 30, 2020 primarily as a result of lower industrial end market demand, the Environmental Sciences divestiture, energy headwinds and price deflation on certain products. The decrease was partially offset by higher demand for our products in certain essential end markets. Adjusted EBITDA margin increased from 7.9% in the three months ended June 30, 2019 to 8.1% for the three months ended June 30, 2020, primarily as a result of higher gross margin and lower warehousing, selling and administrative costs.

EMEA

	Three months ended June 30,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Net sales:
External customers	$409.6	$457.9	$(48.3)	(10.5)%
Inter-segment	0.9	1.0	(0.1)	(10.0)%
Total net sales	$410.5	$458.9	$(48.4)	(10.5)%
Cost of goods sold (exclusive of depreciation)	303.9	348.7	44.8	(12.8)%
Outbound freight and handling	13.4	14.9	1.5	(10.1)%
Warehousing, selling and administrative	53.5	57.1	3.6	(6.3)%
Adjusted EBITDA	$39.7	$38.2	$1.5	3.9%

	Three months ended June 30,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Gross profit (exclusive of depreciation):
Net sales	$410.5	$458.9	$(48.4)	(10.5)%
Cost of goods sold (exclusive of depreciation)	303.9	348.7	44.8	(12.8)%
Gross profit (exclusive of depreciation)	$106.6	$110.2	$(3.6)	(3.3)%
External sales in the EMEA segment were $409.6 million, a decrease of $48.3 million, or 10.5%, for the three months ended June 30, 2020. On a constant currency basis, external net sales decreased $37.3 million, or 8.1%, primarily due to lower industrial end market demand, partially offset by strong demand for our products in certain essential end markets.
Gross profit (exclusive of depreciation) decreased $3.6 million, or 3.3%, to $106.6 million for the three months ended June 30, 2020. On a constant currency basis, gross profit (exclusive of depreciation) decreased $1.0 million, or 0.9%, attributable to lower sales volumes. Gross margin increased from 24.1% for the three months ended June 30, 2019 to 26.0% for the three months ended June 30, 2020, primarily due to the favorable changes in product mix from essential end markets.
Outbound freight and handling expenses decreased $1.5 million, or 10.1%, to $13.4 million for the three months ended June 30, 2020, primarily due to lower sales volumes.
Warehousing, selling and administrative expenses decreased $3.6 million, or 6.3%, to $53.5 million for the three months ended June 30, 2020. On a constant currency basis, warehousing, selling and administrative expenses decreased $2.6 million, or 4.6%, primarily due to cost reduction measures. As a percentage of external sales, warehousing, selling and administrative expenses increased from 12.5% for the three months ended June 30, 2019 to 13.1% for the three months ended June 30, 2020.
Adjusted EBITDA increased by $1.5 million, or 3.9%, to $39.7 million for the three months ended June 30, 2020. On a constant currency basis, Adjusted EBITDA increased $2.8 million, or 7.3%, attributable to the positive impact from demand for our products in certain essential end markets and lower warehousing, selling and administrative costs, partially offset by lower industrial end market demand and increased market pressures in the pharmaceutical finished goods product line. Adjusted EBITDA margin increased from 8.3% for the three months ended June 30, 2019 to 9.7% for the three months ended June 30, 2020.

Canada

	Three months ended June 30,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Net sales:
External customers	$331.5	$404.8	$(73.3)	(18.1)%
Inter-segment	0.7	1.7	(1.0)	(58.8)%
Total net sales	$332.2	$406.5	$(74.3)	(18.3)%
Cost of goods sold (exclusive of depreciation)	276.6	338.0	61.4	(18.2)%
Outbound freight and handling	9.4	11.6	2.2	(19.0)%
Warehousing, selling and administrative	21.0	23.1	2.1	(9.1)%
Adjusted EBITDA	$25.2	$33.8	$(8.6)	(25.4)%

	Three months ended June 30,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Gross profit (exclusive of depreciation):
Net sales	$332.2	$406.5	$(74.3)	(18.3)%
Cost of goods sold (exclusive of depreciation)	276.6	338.0	61.4	(18.2)%
Gross profit (exclusive of depreciation)	$55.6	$68.5	$(12.9)	(18.8)%
External sales in the Canada segment were $331.5 million, a decrease of $73.3 million, or 18.1%, for the three months ended June 30, 2020. On a constant currency basis, external net sales decreased $62.0 million, or 15.3%, primarily due to the Environmental Sciences divestiture, lower demand from Canada’s energy sector, lower industrial end market demand and price deflation. The decrease was partially offset by higher demand for our products in certain essential end markets.
Gross profit (exclusive of depreciation) decreased $12.9 million, or 18.8%, to $55.6 million for the three months ended June 30, 2020. On a constant currency basis, gross profit (exclusive of depreciation) decreased $10.9 million, or 15.9%, primarily due to the Environmental Sciences divestiture and lower demand from the energy sector, partially offset by favorable changes in product mix from essential end markets. Gross margin decreased from 16.9% for the three months ended June 30, 2019 to 16.8% for the three months ended June 30, 2020 driven by price deflation affecting certain products.
Outbound freight and handling expenses decreased $2.2 million, or 19.0%, to $9.4 million for the three months ended June 30, 2020, primarily due to lower sales volumes.
Warehousing, selling and administrative expenses decreased by $2.1 million, or 9.1%, to $21.0 million for the three months ended June 30, 2020. On a constant currency basis, warehousing, selling and administrative expenses decreased $1.3 million, or 5.6%, primarily due to cost reduction measures. As a percentage of external sales, warehousing, selling and administrative expenses increased from 5.7% for the three months ended June 30, 2019 to 6.3% for the three months ended June 30, 2020.
Adjusted EBITDA decreased by $8.6 million, or 25.4%, to $25.2 million for the three months ended June 30, 2020. On a constant currency basis, Adjusted EBITDA decreased $7.7 million, or 22.8%, primarily as a result of price deflation, the Environmental Sciences divestiture, lower demand from the energy sector as well as lower industrial end market demand. Adjusted EBITDA margin decreased from 8.3% for the three months ended June 30, 2019 to 7.6% for the three months ended June 30, 2020.

LATAM

	Three months ended June 30,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Net sales:
External customers	$98.7	$116.6	$(17.9)	(15.4)%
Total net sales (1)	$98.7	$116.6	$(17.9)	(15.4)%
Cost of goods sold (exclusive of depreciation)	74.4	92.1	17.7	(19.2)%
Outbound freight and handling	2.2	2.5	0.3	(12.0)%
Warehousing, selling and administrative	11.4	12.6	1.2	(9.5)%
Brazil VAT charge (1)	0.3	—	0.3	100.0%
Adjusted EBITDA (1)	$11.0	$9.4	$1.6	17.0%

	Three months ended June 30,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Gross profit (exclusive of depreciation):
Net sales	$98.7	$116.6	$(17.9)	(15.4)%
Cost of goods sold (exclusive of depreciation)	74.4	92.1	17.7	(19.2)%
Gross profit (exclusive of depreciation) (1)	$24.3	$24.5	$(0.2)	(0.8)%
Brazil VAT charge (1)	0.4	—	0.4	100.0%
Adjusted gross profit (exclusive of depreciation)	$24.7	$24.5	$0.2	0.8%

(1)Included in net sales and gross profit (exclusive of depreciation) is a $0.4 million Brazil VAT charge recorded during the three months ended June 30, 2020. The charge of $0.3 million, net of associated fees, is excluded from Adjusted EBITDA. See “Note 17: Commitments and contingencies” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
External sales in the LATAM segment were $98.7 million, a decrease of $17.9 million, or 15.4%, for the three months ended June 30, 2020. On a constant currency basis, external net sales increased $2.8 million, or 2.4%, primarily due to higher demand for our products in certain essential end markets and from contributions from the energy sector.
Gross profit (exclusive of depreciation) decreased $0.2 million, or 0.8%, to $24.3 million for the three months ended June 30, 2020. On a constant currency basis, gross profit (exclusive of depreciation) increased $5.3 million, or 21.6%, due to favorable changes in product mix from essential end markets. Gross margin increased from 21.0% for the three months ended June 30, 2019 to 24.6% for the three months ended June 30, 2020.
Outbound freight and handling expenses decreased $0.3 million, or 12.0%, to $2.2 million for the three months ended June 30, 2020, primarily due to lower sales volumes.
Warehousing, selling and administrative expenses decreased $1.2 million, or 9.5%, to $11.4 million for the three months ended June 30, 2020. On a constant currency basis, warehousing, selling and administrative expenses increased $1.5 million, or 11.9%, primarily due to higher bad debt charges and higher variable compensation costs. As a percentage of external sales, warehousing, selling and administrative expenses increased from 10.8% for the three months ended June 30, 2019 to 11.6% for the three months ended June 30, 2020.
Adjusted EBITDA increased by $1.6 million, or 17.0%, to $11.0 million for the three months ended June 30, 2020. On a constant currency basis, Adjusted EBITDA increased $4.0 million, or 42.6%, primarily due to increased gross profit (exclusive of depreciation) due to higher demand for our products in certain essential end markets and the energy sector. Adjusted EBITDA margin increased from 8.1% for the three months ended June 30, 2019 to 11.1% for the three months ended June 30, 2020.

Results of Operations
The following tables set forth, for the periods indicated, certain statements of operations data, on the basis of reported data for the relevant period.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

	Six months ended June 30,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Net sales	$4,220.4	$4,744.6	$(524.2)	(11.0)%
Cost of goods sold (exclusive of depreciation)	3,198.7	3,670.9	472.2	(12.9)%
Operating expenses:
Outbound freight and handling	172.2	178.3	6.1	(3.4)%
Warehousing, selling and administrative	525.0	534.2	9.2	(1.7)%
Other operating expenses, net	47.7	228.6	180.9	(79.1)%
Depreciation	82.1	72.9	(9.2)	12.6%
Amortization	30.6	33.0	2.4	(7.3)%
Impairment charges	16.9	—	(16.9)	100.0%
Total operating expenses	$874.5	$1,047.0	$172.5	(16.5)%
Operating income	$147.2	$26.7	$120.5	451.3%
Other (expense) income:
Interest income	1.2	1.7	(0.5)	(29.4)%
Interest expense	(59.2)	(73.8)	14.6	(19.8)%
Loss on sale of business	(8.6)	—	(8.6)	100.0%
Loss on extinguishment of debt	(1.8)	(0.7)	(1.1)	157.1%
Other expense, net	(9.8)	(11.7)	1.9	(16.2)%
Total other expense	$(78.2)	$(84.5)	$6.3	(7.5)%
Income (loss) from continuing operations before income taxes	69.0	(57.8)	126.8	N/M
Income tax expense (benefit) from continuing operations	11.3	(4.8)	(16.1)	N/M
Net income (loss) from continuing operations	$57.7	$(53.0)	$110.7	N/M
Net income from discontinued operations	$—	$5.4	$(5.4)	(100.0)%
Net income (loss)	$57.7	$(47.6)	$105.3	N/M
Net sales
Net sales were $4,220.4 million for the six months ended June 30, 2020, a decrease of $524.2 million, or 11.0%, from the six months ended June 30, 2019. Net sales decreased due to lower demand in the global industrial end markets, the Environmental Sciences divestiture and price deflation. The decrease was partially offset by higher demand for our products in certain essential end markets and the February 2019 Nexeo acquisition in USA, Canada and LATAM segments for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Refer to the “Analysis of Segment Results” for the six months ended June 30, 2020 for additional information.
Gross profit (exclusive of depreciation)
Gross profit (exclusive of depreciation) decreased $52.0 million, or 4.8%, to $1,021.7 million for the six months ended June 30, 2020. The decrease in gross profit (exclusive of depreciation) was attributable to lower sales volumes in USA, Canada and EMEA segments due to soft demand across most industrial end markets and the Environmental Sciences divestiture. The decrease was partially offset by the February 2019 Nexeo acquisition in the USA, Canada and LATAM segments and favorable changes in product mix from essential end markets. Refer to the “Analysis of Segment Results” for the six months ended June 30, 2020 for additional information.
Outbound freight and handling
Outbound freight and handling expenses decreased $6.1 million, or 3.4%, to $172.2 million for the six months ended June 30, 2020, primarily due to lower sales volumes. On a constant currency basis, outbound freight and handling expenses decreased $4.2 million, or 2.4%. Refer to the “Analysis of Segment Results” for the six months ended June 30, 2020 for additional information.

Warehousing, selling and administrative
Warehousing, selling and administrative expenses decreased $9.2 million, or 1.7%, to $525.0 million for the six months ended June 30, 2020. On a constant currency basis, warehousing, selling and administrative expenses decreased $1.4 million, or 0.3%, attributable to cost reduction measures across all of our segments. The decrease was partially offset by higher bad debt charges and incremental expenses from the February 2019 Nexeo acquisition. Refer to the “Analysis of Segment Results” for the six months ended June 30, 2020 for additional information.
Other operating expenses, net
Other operating expenses, net decreased $180.9 million from $228.6 million for the six months ended June 30, 2019 to $47.7 million for the six months ended June 30, 2020. The decrease was primarily due to lower acquisition and integration related expenses, the absence of the saccharin legal settlement, lower employee severance costs and stock-based compensation expense, the gain on sale of property, plant and equipment and the quarterly fair value adjustment on warrants assumed in connection with the February 2019 Nexeo acquisition. Refer to “Note 6: Other operating expenses, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Depreciation and amortization
Depreciation expense increased $9.2 million, or 12.6%, to $82.1 million for the six months ended June 30, 2020 primarily due to the February 2019 Nexeo acquisition.
Amortization expense decreased $2.4 million, or 7.3%, to $30.6 million for the six months ended June 30, 2020 due to the Nexeo fair value adjustments in the second half of 2019 and the impairment charge in the second quarter of 2020 which reduced the intangible asset base.
Impairment charges
Impairment charges of $16.9 million were recorded in the six months ended June 30, 2020 related to intangibles and property, plant and equipment in connection with certain long-lived asset groups within the USA segment and the announced closure of certain production facilities. Refer to “Note 14: Supplemental balance sheet information” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Interest expense
Interest expense decreased $14.6 million, or 19.8%, to $59.2 million for the six months ended June 30, 2020 due to lower average outstanding borrowings as well as lower interest rates. Refer to “Note 13: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Loss on sale of business
A loss of $8.6 million was recorded in the six months ended June 30, 2020 primarily related to the working capital adjustment on the sale of the Environmental Sciences business, which was completed on December 31, 2019. Refer to "Note 4: Discontinued operations and dispositions" in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Loss on extinguishment of debt
Loss on extinguishment of debt of $1.8 million during the six months ended June 30, 2020 was driven by the partial prepayment of the Term B-3 Loan due 2024. The prior year period included a $0.7 million loss for the six months ended June 30, 2019 due to the February 2019 amendment of the Senior ABL Facility. Refer to "Note 13: Debt" in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other expense, net
Other expense, net decreased $1.9 million, or 16.2%, to $9.8 million for the six months ended June 30, 2020. The decrease was primarily related to gains on undesignated foreign currency derivative instruments as well as the increase in non-operating pension income, partially offset by higher losses in foreign currency transactions and undesignated swap contracts. Refer to “Note 8: Other expense, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Income tax expense (benefit) from continuing operations
Income tax expense was $11.3 million for the six months ended June 30, 2020, resulting in an effective income tax rate of 16.4%. A discrete tax benefit of $13.5 million was included in the $11.3 million tax expense, primarily attributable to the impairment of unrealizable assets and the benefit resulting from the CARES Act. The Company’s effective income tax rate without discrete items was 32.1%, higher than the US federal statutory rate of 21.0% primarily due to the impact of the higher tax rates in foreign jurisdictions, non-deductible expenses and US state income taxes.

Income tax benefit was $4.8 million for the six months ended June 30, 2019, resulting in an effective income tax rate of 8.3%. A discrete tax benefit of $14.0 million, substantially attributable to the indirect effects of the Nexeo plastics sale, was included in the $4.8 million tax benefit. The Company’s effective income tax rate without discrete items was 52.3%, higher than the US federal statutory rate of 21.0%. This is primarily due to the impact of the non-deductible Nexeo related acquisition and integration costs, along with state taxes, foreign rate differential, non-deductible compensation and other expenses, and an increase in the valuation allowance on certain income tax attributes.
Analysis of Segment Results
USA

	Six months ended June 30,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Net sales:
External customers	$2,526.9	$2,912.5	$(385.6)	(13.2)%
Inter-segment	48.7	48.3	0.4	0.8%
Total net sales	$2,575.6	$2,960.8	$(385.2)	(13.0)%
Cost of goods sold (exclusive of depreciation)	1,941.6	2,279.4	337.8	(14.8)%
Outbound freight and handling	118.8	122.0	3.2	(2.6)%
Warehousing, selling and administrative	323.4	334.7	11.3	(3.4)%
Adjusted EBITDA	$191.8	$224.7	$(32.9)	(14.6)%

	Six months ended June 30,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Gross profit (exclusive of depreciation):
Net sales	$2,575.6	$2,960.8	$(385.2)	(13.0)%
Cost of goods sold (exclusive of depreciation)	1,941.6	2,279.4	337.8	(14.8)%
Gross profit (exclusive of depreciation)	$634.0	$681.4	$(47.4)	(7.0)%
External sales in the USA segment were $2,526.9 million, a decrease of $385.6 million, or 13.2%, for the six months ended June 30, 2020. The decrease in external net sales was primarily related to the Environmental Sciences divestiture, lower energy and industrial end market demand and price deflation on certain products partially offset by the February 2019 Nexeo acquisition and higher demand for our products in certain essential end markets.
Gross profit (exclusive of depreciation) decreased $47.4 million, or 7.0%, to $634.0 million for the six months ended June 30, 2020, primarily due to lower sales volumes due to soft demand across most industrial end markets and the Environmental Sciences divestiture. Gross margin increased from 23.4% for the six months ended June 30, 2019 to 25.1% for the six months ended June 30, 2020. The increase was primarily related to favorable changes in product mix from essential end markets and the February 2019 Nexeo acquisition.
Outbound freight and handling expenses decreased $3.2 million, or 2.6%, to $118.8 million for the six months ended June 30, 2020, primarily due to lower sales volumes.
Warehousing, selling and administrative expenses decreased $11.3 million, or 3.4%, to $323.4 million for the six months ended June 30, 2020, primarily due to cost reduction measures, partially offset by incremental expenses from the February 2019 Nexeo acquisition and higher bad debt charges. As a percentage of external sales, warehousing, selling and administrative expenses increased from 11.5% for the six months ended June 30, 2019 to 12.8% for the nine months ended June 30, 2020.
Adjusted EBITDA decreased by $32.9 million, or 14.6%, to $191.8 million for the six months ended June 30, 2020, primarily as a result of lower demand for chemicals and ingredients in most end markets. Adjusted EBITDA margin decreased from 7.7% in the six months ended June 30, 2019 to 7.6% for the six months ended June 30, 2020, primarily as a result of increased warehousing, selling and administrative costs and outbound freight and handling expenses as a percentage of sales, partially offset by higher gross margin.

EMEA

	Six months ended June 30,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Net sales:
External customers	$869.9	$941.6	$(71.7)	(7.6)%
Inter-segment	1.7	2.0	(0.3)	(15.0)%
Total net sales	$871.6	$943.6	$(72.0)	(7.6)%
Cost of goods sold (exclusive of depreciation)	649.0	717.2	68.2	(9.5)%
Outbound freight and handling	28.9	30.5	1.6	(5.2)%
Warehousing, selling and administrative	113.7	115.6	1.9	(1.6)%
Adjusted EBITDA	$80.0	$80.3	$(0.3)	(0.4)%

	Six months ended June 30,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Gross profit (exclusive of depreciation):
Net sales	$871.6	$943.6	$(72.0)	(7.6)%
Cost of goods sold (exclusive of depreciation)	649.0	717.2	68.2	(9.5)%
Gross profit (exclusive of depreciation)	$222.6	$226.4	$(3.8)	(1.7)%
External sales in the EMEA segment were $869.9 million, a decrease of $71.7 million, or 7.6%, for the six months ended June 30, 2020. On a constant currency basis, external net sales decreased $45.7 million, or 4.9%, primarily due to lower volumes in most end markets, partially offset by strong demand for our products in certain essential end markets.
Gross profit (exclusive of depreciation) decreased $3.8 million, or 1.7%, to $222.6 million in the six months ended June 30, 2020. On a constant currency basis, gross profit (exclusive of depreciation) increased $2.5 million, or 1.1%, attributable to favorable changes in product mix from essential end markets. Gross margin increased from 24.0% for the six months ended June 30, 2019 to 25.6% for the six months ended June 30, 2020, primarily due to favorable changes in product mix.
Outbound freight and handling expenses decreased $1.6 million, or 5.2%, to $28.9 million for the six months ended June 30, 2020, driven by lower sales volumes.
Warehousing, selling and administrative expenses decreased $1.9 million, or 1.6%, to $113.7 million for the six months ended June 30, 2020. On a constant currency basis, warehousing, selling and administrative expenses increased $1.0 million, or 0.9%, which was attributable to higher variable compensation costs and environmental remediation, partially offset by cost reduction measures. As a percentage of external sales, warehousing, selling and administrative expenses increased from 12.3% for the six months ended June 30, 2019 to 13.1% for the six months ended June 30, 2020.
Adjusted EBITDA decreased by $0.3 million, or 0.4%, to $80.0 million for the six months ended June 30, 2020. On a constant currency basis, Adjusted EBITDA increased $2.4 million, or 3.0%, attributable to the positive impact from demand for our products in certain essential end markets, partially offset by increased market pressures in the pharmaceutical finished goods product line and higher warehousing, selling and administrative costs. Adjusted EBITDA margin increased from 8.5% for the six months ended June 30, 2019 to 9.2% for the six months ended June 30, 2020.

Canada

	Six months ended June 30,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Net sales:
External customers	$617.3	$678.6	$(61.3)	(9.0)%
Inter-segment	1.5	2.8	(1.3)	(46.4)%
Total net sales	$618.8	$681.4	$(62.6)	(9.2)%
Cost of goods sold (exclusive of depreciation)	501.6	559.4	57.8	(10.3)%
Outbound freight and handling	19.9	21.3	1.4	(6.6)%
Warehousing, selling and administrative	44.8	45.2	0.4	(0.9)%
Adjusted EBITDA	$52.5	$55.5	$(3.0)	(5.4)%

	Six months ended June 30,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Gross profit (exclusive of depreciation):
Net sales	$618.8	$681.4	$(62.6)	(9.2)%
Cost of goods sold (exclusive of depreciation)	501.6	559.4	57.8	(10.3)%
Gross profit (exclusive of depreciation)	$117.2	$122.0	$(4.8)	(3.9)%
External sales in the Canada segment were $617.3 million, a decrease of $61.3 million, or 9.0%, for the six months ended June 30, 2020. On a constant currency basis, external net sales decreased $47.0 million, or 6.9%, primarily related to lower demand from Canada’s energy sector, the Environmental Sciences divestiture and price deflation on certain products. The decrease was partially offset by the February 2019 Nexeo acquisition and higher demand for our products in certain essential end markets.
Gross profit (exclusive of depreciation) decreased $4.8 million, or 3.9%, to $117.2 million for the six months ended June 30, 2020. On a constant currency basis, gross profit (exclusive of depreciation) decreased $2.1 million, or 1.7%, primarily due to the Environmental Sciences divestiture and lower demand from the energy sector, partially offset by favorable changes in product mix from essential end markets. Gross margin increased from 18.0% for the six months ended June 30, 2019 to 19.0% for the six months ended June 30, 2020, primarily due to favorable changes in product mix.
Outbound freight and handling expenses decreased $1.4 million, or 6.6%, to $19.9 million for the six months ended June 30, 2020, primarily due to lower sales volumes.
Warehousing, selling and administrative expenses decreased by $0.4 million, or 0.9%, to $44.8 million for the six months ended June 30, 2020. On a constant currency basis, warehousing, selling and administrative expenses increased $0.6 million, or 1.3%, primarily due higher bad debt charges as well as incremental expenses from the February 2019 Nexeo acquisition. As a percentage of external sales, warehousing, selling and administrative expenses increased from 6.7% for the six months ended June 30, 2019 to 7.3% for the six months ended June 30, 2020.
Adjusted EBITDA decreased by $3.0 million, or 5.4%, to $52.5 million for the six months ended June 30, 2020. On a constant currency basis, Adjusted EBITDA decreased $1.8 million, or 3.2%. Adjusted EBITDA margin increased from 8.2% for the six months ended June 30, 2019 to 8.5% for the six months ended June 30, 2020, primarily as a result of higher gross margin.

LATAM

	Six months ended June 30,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Net sales:
External customers	$206.3	$211.9	$(5.6)	(2.6)%
Total net sales(1)	$206.3	$211.9	$(5.6)	(2.6)%
Cost of goods sold (exclusive of depreciation)	158.4	168.0	9.6	(5.7)%
Outbound freight and handling	4.6	4.5	(0.1)	2.2%
Warehousing, selling and administrative	24.3	24.3	—	—%
Brazil VAT charge (1)	0.3	—	0.3	100.0%
Adjusted EBITDA (1)	$19.3	$15.1	$4.2	27.8%

	Six months ended June 30,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Gross profit (exclusive of depreciation):
Net sales	$206.3	$211.9	$(5.6)	(2.6)%
Cost of goods sold (exclusive of depreciation)	158.4	168.0	9.6	(5.7)%
Gross profit (exclusive of depreciation) (1)	$47.9	$43.9	$4.0	9.1%
Brazil VAT charge (1)	0.4	—	0.4	100.0%
Adjusted gross profit (exclusive of depreciation)	$48.3	$43.9	$4.4	10.0%

(1)Included in net sales and gross profit (exclusive of depreciation) is a $0.4 million Brazil VAT charge recorded during the six months ended June 30, 2020. The charge of $0.3 million, net of associated fees, is excluded from Adjusted EBITDA. See “Note 17: Commitments and contingencies” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
External sales in the LATAM segment were $206.3 million, a decrease of $5.6 million, or 2.6%, for the six months ended June 30, 2020. On a constant currency basis, external net sales increased $23.7 million, or 11.2%, primarily due to the February 2019 Nexeo acquisition, higher demand for our products in certain essential end markets and from contributions from the energy sector and Brazilian agriculture sector.
Gross profit (exclusive of depreciation) increased $4.0 million, or 9.1%, to $47.9 million in the six months ended June 30, 2020. On a constant currency basis, gross profit (exclusive of depreciation) increased $11.8 million, or 26.9%, due to favorable changes in product and end market mix and contributions from the February 2019 Nexeo acquisition. Gross margin increased from 20.7% for the six months ended June 30, 2019 to 23.2% for the six months ended June 30, 2020.
Outbound freight and handling expenses increased $0.1 million, or 2.2%, to $4.6 million for the six months ended June 30, 2020, primarily due to higher sales volumes.
Warehousing, selling and administrative expenses remained flat at $24.3 million for the six months ended June 30, 2020. On a constant currency basis, warehousing, selling and administrative expenses increased $4.0 million, or 16.5%, primarily due to higher variable compensation costs, higher bad debt charges and incremental expenses from the February 2019 Nexeo acquisition. As a percentage of external sales, warehousing, selling and administrative expenses increased from 11.5% for the six months ended June 30, 2019 to 11.8% for the six months ended June 30, 2020.
Adjusted EBITDA increased by $4.2 million, or 27.8%, to $19.3 million for the six months ended June 30, 2020. On a constant currency basis, Adjusted EBITDA increased $7.4 million, or 49.0%, primarily due to increased gross profit (exclusive of depreciation) due to higher demand for our products in certain essential end markets, the energy sector and the Brazilian agriculture sector. Adjusted EBITDA margin increased from 7.1% for the six months ended June 30, 2019 to 9.4% for the six months ended June 30, 2020.

Liquidity and Capital Resources
The Company’s primary sources of liquidity are cash generated from its operations and borrowings under our committed North American and European credit facilities (“facilities”). As of June 30, 2020, liquidity for the Company was $814.5 million, comprised of $547.4 million of cash and cash equivalents and $267.1 million of availability under the facilities. These facilities are guaranteed by certain significant subsidiaries and secured by such parties’ eligible trade receivables and inventory with the maximum borrowing capacity under these credit facilities of $1.5 billion and €200 million, respectively. Significant reductions in the Company’s trade receivables and inventory would reduce our availability to access liquidity under these facilities. The Company has no active financial maintenance covenants in its credit agreements, however, there is a springing fixed charge coverage ratio (“FCCR”) under the revolving credit facilities of 1.0x, applicable only if availability is less than or equal to 10% of the borrowing capacity. If the FCCR was applicable, the calculation would have been 4.2x as of June 30, 2020.
The Company’s primary liquidity and capital resource needs are to service its debt and to finance operating expenses, working capital, capital expenditures, other liabilities, costs of integration and general corporate purposes. The majority of the Company's debt obligations mature in 2024 and beyond. Management continues to balance its focus on sales and earnings growth with continuing efforts in cost control and working capital management. In anticipation of ongoing, challenging macroeconomic headwinds, including the impact of the COVID-19 pandemic, the Company is carefully managing its working capital and implementing operating cost reductions to maintain our financial health while continuing to help serve supplier and customer needs.
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
We expect our 2020 capital expenditures for maintenance, safety and cost improvements and investments in our digital capabilities to be approximately $115 million.
We believe funds provided by our primary sources of liquidity will be adequate to meet our liquidity, debt repayment obligations and capital resource needs for at least the next 12 months under current operating conditions.
Cash Flows
The following table presents a summary of our cash flows:

	Six months ended June 30,
(in millions)	2020	2019
Net cash provided (used) by operating activities	$73.5	$(180.5)
Net cash used by investing activities	(47.2)	(561.4)
Net cash provided by financing activities	198.6	732.9
Effect of exchange rate changes on cash and cash equivalents	(7.8)	(3.1)
Net increase (decrease) in cash and cash equivalents	$217.1	$(12.1)
Cash Provided (Used) by Operating Activities
Cash provided (used) by operating activities increased $254.0 million to cash provided of $73.5 million for the six months ended June 30, 2020 from cash used of $180.5 million for the six months ended June 30, 2019, primarily due to changes in net income, exclusive of non-cash items, trade working capital and other, net. The change in net income, exclusive of non-cash items, provided net cash inflows of $139.9 million from cash inflows of $199.2 million and $59.3 million for the six months ended June 30, 2020 and June 30, 2019, respectively. Refer to “Results of Operations” above for additional information.
The change in trade working capital, which includes trade accounts receivable, net, inventories, and trade accounts payable, was a cash inflow of $62.2 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Cash inflows year-over-year from trade accounts receivable, net, is primarily attributable to the current year decrease in sales due to the macroeconomic business environment. The year-over-year cash inflows related to trade accounts payable are primarily attributable to the timing of vendor payments. Inventory cash outflows on a year-over-year basis were insignificant.
The remaining cash inflows primarily represent payment timing differences for other assets and liabilities.
Cash Used by Investing Activities
Cash used by investing activities decreased $514.2 million to $47.2 million for the six months ended June 30, 2020 from $561.4 million for the six months ended June 30, 2019. The decrease is primarily related to the acquisition of the Nexeo business in 2019, net of the proceeds received for the sale and disposition of Nexeo Plastics. Refer to “Note 3: Business combinations” and “Note 4: Discontinued operations and dispositions” in Item 1 of this Quarterly Report on Form 10-Q for additional information related to the Company's acquisitions and dispositions.
Cash Provided by Financing Activities
Cash provided by financing activities decreased $534.3 million to $198.6 million for the six months ended June 30, 2020 from $732.9 million for the six months ended June 30, 2019. The decrease in financing cash flows is primarily due to the prior year increase in debt used to finance the February 2019 Nexeo acquisition. The decrease was partially offset by cash inflows attributable to lower repayments of long-term debt during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 and increased funding derived from revolving credit facilities on a year-over-year basis. Refer to “Note 13: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Off-Balance Sheet Arrangements
There were no material changes in the Company’s off-balance sheet arrangements since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Contractual Obligations and Commitments
There were no material changes in the Company’s contractual obligations and commitments since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, other than as disclosed in “Note 13: Debt” to the condensed consolidated financial statements as of and for the three and six-month periods ended June 30, 2020.
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
•our expense control and cost reduction plans and other strategic plans and initiatives;
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
•other fluctuations in general economic conditions, particularly in industrial production and the demands of our customers and the timing and extent of an economic recovery;
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
You should read this Quarterly Report on Form 10-Q, including the uncertainties and factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 in full and with the understanding that actual future results may be materially different from expectations expressed or implied by any forward-looking statement. All forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise and changes in future operating results over time or otherwise.
Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.
Non-GAAP Financial Measures
We monitor the results of our reportable segments separately for the purposes of making decisions about resource allocation and performance assessment. We evaluate performance using Adjusted EBITDA. We define Adjusted EBITDA as consolidated net income (loss), plus the sum of net (loss) income from discontinued operations, net interest expense, income tax expense (benefit), depreciation, amortization, impairment charges, loss on extinguishment of debt, other operating expenses, net (see “Note 6: Other operating expenses, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information) and other expense, net (see “Note 8: Other expense, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information), and in 2020, Brazil VAT charge. For a reconciliation of the non-GAAP financial measures to its most comparable GAAP measure, see “Analysis of Segment Results” within this Item and for a reconciliation of net income (loss) to Adjusted EBITDA, the most directly comparable measure calculated in accordance with GAAP, see “Note 19: Segments” to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.
We believe that non-GAAP financial measures provide relevant and meaningful information concerning the ongoing operating results of the Company. These financial measures include gross profit (exclusive of depreciation), adjusted gross profit (exclusive of depreciation), gross margin and Adjusted EBITDA margin. We define these financial measures as follows:

•Gross profit (exclusive of depreciation): net sales less cost of goods sold (exclusive of depreciation);
•Adjusted gross profit (exclusive of depreciation): net sales less cost of goods sold (exclusive of depreciation) plus Brazil VAT charge;
•Gross margin: gross profit (exclusive of depreciation) divided by external sales on a segment level and by net sales on a consolidated level; and
•Adjusted EBITDA margin: Adjusted EBITDA divided by external sales on a segment level and by net sales on a consolidated level.
Management believes Adjusted EBITDA, Adjusted EBITDA margin, gross profit (exclusive of depreciation), adjusted gross profit (exclusive of depreciation) and gross margin are important measures in assessing operating performance. The non-GAAP financial measures are included as a complement to results provided in accordance with GAAP because management believes these non-GAAP financial measures help investors’ ability to analyze underlying trends in the Company’s business, evaluate its performance relative to other companies in its industry and provide useful information to both management and investors by excluding certain items that may not be indicative of the Company’s core operating results. Additionally, the Company uses Adjusted EBITDA in setting performance incentive targets to align management compensation measurement with operational performance. Adjusted EBITDA, Adjusted EBITDA margin, gross profit (exclusive of depreciation), adjusted gross profit (exclusive of depreciation) and gross margin are not measures calculated in accordance with GAAP and should not be considered a substitute for net income or any other measure of financial performance presented in accordance with GAAP. Additionally, other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
There were no material changes from the “Quantitative and Qualitative Disclosure about Market Risk” disclosed in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation as of June 30, 2020 of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer concluded the Company’s disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.
OTHER INFORMATION
Item 1.  Legal Proceedings
Information pertaining to legal proceedings can be found in Note 17 to the interim condensed consolidated financial statements included in Part I, Financial Statements of this report.
Item 1A.  Risk Factors
In addition to the other information set forth in this report, readers should carefully consider the factors discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition, results of operations, or cash flows. Except for the risk factor appearing below, there have been no material changes in the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019.
The COVID-19 pandemic could adversely impact our business, financial condition and results of operations.
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
In addition, the COVID-19 pandemic has caused us to modify our business practices (including restricting employee travel, changing employee work locations, and limiting the use of in-person meetings, events and conferences) and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, vendors and suppliers. Our operations and our ability to perform critical functions may be disrupted if a significant number of employees are ill, quarantined or otherwise limited in their ability to work remotely, such as in the event of a natural disaster, power outage, connectivity issue, or other event that impacts our employees’ ability to work remotely. The increase in remote working may also result in increased cyber security and fraud risks, as well as a potential loss in productivity.
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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.   Defaults upon Senior Securities
None.
Item 4.   Mine Safety Disclosures
None.
Item 5.   Other Information
None.

Item 6.   Exhibits

Exhibit Number	Exhibit Description

10.1*†	Form of Employee Stock Option Agreement for awards granted on or after June 26, 2020, 2020 Omnibus Incentive Plan.

10.2*†	Form of Employee Restricted Stock Unit Agreement for awards granted on or after June 26, 2020, 2020 Omnibus Incentive Plan.

10.3*†	Form of Director Deferred Share Unit Agreement for cash retainer granted on or after June 26, 2020, 2020 Omnibus Incentive Plan.

10.4*†	Form of Director Deferred Share Unit Agreement for equity awards granted on or after June 26, 2020, 2020 Omnibus Incentive Plan.

10.5*†	Form of Director Restricted Stock Agreement for awards granted on or after June 26, 2020, 2020 Omnibus Incentive Plan.

10.6*†	Form of Director Restricted Stock Unit Agreement for awards granted on or after June 26, 2020, 2020 Omnibus Incentive Plan.

10.7*†	Form of Employee Performance Based Restricted Stock Unit Agreement for awards granted on or after February 21, 2020.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________

†	Identifies each management compensation plan or arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univar Solutions Inc. (Registrant)

By:	/s/ David C. Jukes
David C. Jukes President and Chief Executive Officer
Date: August 7, 2020

By:	/s/ Nicholas W. Alexos
Nicholas W. Alexos Executive Vice President and Chief Financial Officer
Date: August 7, 2020