Form 10-Q
period 2020-09-30
Univar Solutions Inc.
filed 2020-11-05
CIK 1494319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 22, 2020, 169,100,367 shares of the registrant’s common stock, $0.01 par value, were outstanding.

Univar Solutions Inc.
Form 10-Q
For the quarterly period ended September 30, 2020

PART I.
FINANCIAL INFORMATION

Item 1.    Financial Statements
Univar Solutions Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

		Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	Note	2020	2019	2020	2019
Net sales		$2,009.2	$2,387.3	$6,229.6	$7,131.9
Cost of goods sold (exclusive of depreciation)		1,513.2	1,842.4	4,711.9	5,513.3
Operating expenses:
Outbound freight and handling		85.9	96.8	258.1	275.1
Warehousing, selling and administrative		245.5	269.2	770.5	803.4
Other operating expenses, net	6	21.4	30.2	69.1	258.8
Depreciation		41.6	41.6	123.7	114.5
Amortization		14.7	12.1	45.3	45.1
Impairment charges	14	20.7	7.0	37.6	7.0
Total operating expenses		$429.8	$456.9	$1,304.3	$1,503.9
Operating income		$66.2	$88.0	$213.4	$114.7
Other (expense) income:
Interest income		0.5	0.6	1.7	2.3
Interest expense		(28.2)	(37.4)	(87.4)	(111.2)
Loss on sale of business	4	(9.3)	—	(17.9)	—
Loss on extinguishment of debt	13	—	—	(1.8)	(0.7)
Other income (expense), net	8	2.4	(5.5)	(7.4)	(17.2)
Total other expense		$(34.6)	$(42.3)	$(112.8)	$(126.8)
Income (loss) before income taxes		31.6	45.7	100.6	(12.1)
Income tax expense from continuing operations	10	2.7	43.2	14.0	38.4
Net income (loss) from continuing operations		$28.9	$2.5	$86.6	$(50.5)
Net income from discontinued operations	4	$—	$—	$—	$5.4
Net income (loss)		$28.9	$2.5	$86.6	$(45.1)

Income (loss) per common share:
Basic from continuing operations	11	$0.17	$0.01	$0.51	$(0.31)
Basic from discontinued operations	11	—	—	—	0.03
Basic income (loss) per common share		$0.17	$0.01	$0.51	$(0.28)
Diluted from continuing operations	11	$0.17	$0.01	$0.51	$(0.31)
Diluted from discontinued operations	11	—	—	—	0.03
Diluted income (loss) per common share		$0.17	$0.01	$0.51	$(0.28)

Weighted average common shares outstanding:
Basic	11	169.0	168.6	168.9	162.6
Diluted	11	169.8	169.5	169.7	162.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

		Three months ended September 30,		Nine months ended September 30,
(in millions)	Note	2020	2019	2020	2019
Net income (loss)		$28.9	$2.5	$86.6	$(45.1)

Other comprehensive (loss) income, net of tax:
Impact due to adoption of ASU 2018-02 (1)	12	—	—	—	(3.2)
Foreign currency translation	12	14.3	(31.9)	(60.1)	(12.1)
Pension and postretirement benefit adjustment	12	—	—	0.1	0.1
Derivative financial instruments	12	2.6	(4.4)	(18.8)	(28.6)
Total other comprehensive income (loss), net of tax		$16.9	$(36.3)	$(78.8)	$(43.8)
Comprehensive income (loss)		$45.8	$(33.8)	$7.8	$(88.9)

(1)Adjusted due to the adoption of Accounting Standards Update (“ASU”) 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” on January 1, 2019.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	Note	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents		$273.7	$330.3
Trade accounts receivable, net of allowance for doubtful accounts of $24.6 and $12.9 at September 30, 2020 and December 31, 2019, respectively.	14	1,276.8	1,160.1
Inventories		696.3	796.0
Prepaid expenses and other current assets		171.8	167.2
Total current assets		$2,418.6	$2,453.6
Property, plant and equipment, net	14	1,085.2	1,152.4
Goodwill	14	2,267.3	2,280.8
Intangible assets, net	14	263.3	320.2
Deferred tax assets		20.9	21.3
Other assets		252.0	266.5
Total assets		$6,307.3	$6,494.8
Liabilities and stockholders’ equity
Current liabilities:
Short-term financing	13	$0.4	$0.7
Trade accounts payable		761.8	895.0
Current portion of long-term debt	13	27.6	25.0
Accrued compensation		86.7	103.6
Other accrued expenses	14	393.2	425.1
Total current liabilities		$1,269.7	$1,449.4
Long-term debt	13	2,660.4	2,688.8
Pension and other postretirement benefit liabilities		279.8	295.6
Deferred tax liabilities		61.4	56.3
Other long-term liabilities		285.0	271.9
Total liabilities		$4,556.3	$4,762.0
Stockholders’ equity:
Preferred stock, 200.0 million shares authorized at $0.01 par value with no shares issued or outstanding as of September 30, 2020 and December 31, 2019		$—	$—
Common stock, 2.0 billion shares authorized at $0.01 par value with 169.1 million and 168.7 million shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively		1.7	1.7
Additional paid-in capital		2,979.3	2,968.9
Accumulated deficit		(771.9)	(858.5)
Accumulated other comprehensive loss	12	(458.1)	(379.3)
Total stockholders’ equity		$1,751.0	$1,732.8
Total liabilities and stockholders’ equity		$6,307.3	$6,494.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

		Nine months ended September 30,
(in millions)	Note	2020	2019
Operating activities:
Net income (loss)		$86.6	$(45.1)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization		169.0	159.6
Impairment charges	14	37.6	7.0
Amortization of deferred financing fees and debt discount		4.7	7.0
Amortization of pension credit from accumulated other comprehensive loss		0.1	0.1
Loss on sale of business	4	17.9	—
(Gain) loss on sale of property, plant and equipment		(8.3)	1.7
Loss on extinguishment of debt	13	1.8	0.7
Deferred income taxes		5.2	4.4
Stock-based compensation expense	6	10.9	21.7
Charge for inventory step-up of acquired inventory		—	5.3
Other		2.6	2.1
Changes in operating assets and liabilities:
Trade accounts receivable, net		(126.2)	3.7
Inventories		89.6	72.1
Prepaid expenses and other current assets		(19.2)	20.0
Trade accounts payable		(123.4)	(85.2)
Pensions and other postretirement benefit liabilities		(16.8)	(22.6)
Other, net		(50.5)	(118.3)
Net cash provided by operating activities		$81.6	$34.2
Investing activities:
Purchases of property, plant and equipment		$(82.1)	$(72.1)
Purchases of businesses, net of cash acquired	3	—	(1,201.0)
Proceeds from sale of property, plant and equipment		17.7	3.6
(Payments)/proceeds from sale of business	4	(2.0)	664.3
Other		(7.8)	(1.3)
Net cash used by investing activities		$(74.2)	$(606.5)
Financing activities:
Proceeds from issuance of long-term debt	13	$—	$947.0
Payments on long-term debt and finance lease obligations	13	(196.8)	(465.4)
Net proceeds under revolving credit facilities	13	137.2	130.6
Short-term financing, net	13	1.3	(4.4)
Taxes paid related to net share settlements of stock-based compensation awards		(2.0)	(2.8)
Stock option exercises		0.7	5.7
Other		0.7	0.6
Net cash (used) provided by financing activities		$(58.9)	$611.3
Effect of exchange rate changes on cash and cash equivalents		$(5.1)	$(26.0)
Net (decrease) increase in cash and cash equivalents		(56.6)	13.0
Cash and cash equivalents at beginning of period		330.3	121.6
Cash and cash equivalents at end of period		$273.7	$134.6
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes		$40.9	$31.9
Interest, net of capitalized interest		73.1	109.9
Non-cash activities:
Fair value of common stock issued for acquisition of business	3	$—	$613.8
Additions of property, plant and equipment included in trade accounts payable and other accrued expenses		4.1	7.5
Additions of property, plant and equipment under a finance lease obligation		35.6	8.5
Additions of assets under an operating lease obligation		31.4	9.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(in millions)	Common stock (shares)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, January 1, 2020	168.7	$1.7	$2,968.9	$(858.5)	$(379.3)	$1,732.8
Net income	—	—	—	86.6	—	86.6
Foreign currency translation adjustment, net of tax $(4.7)	—	—	—	—	(60.1)	(60.1)
Pension and other postretirement benefits adjustment	—	—	—	—	0.1	0.1
Derivative financial instruments, net of tax $8.5	—	—	—	—	(18.8)	(18.8)
Restricted stock units vested	0.4	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.1)	—	(2.0)	—	—	(2.0)
Stock option exercises	0.1	—	0.7	—	—	0.7
Employee stock purchase plan	—	—	0.7	—	—	0.7
Stock-based compensation	—	—	10.9	—	—	10.9
Other	—		0.1	—	—	0.1
Balance, September 30, 2020	169.1	$1.7	$2,979.3	$(771.9)	$(458.1)	$1,751.0

(in millions)	Common stock (shares)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, July 1, 2020	169.0	$1.7	$2,977.3	$(800.8)	$(475.0)	$1,703.2
Net income	—	—	—	28.9	—	28.9
Foreign currency translation adjustment	—	—	—	—	14.3	14.3
Derivative financial instruments, net of tax $(0.8)	—	—	—	—	2.6	2.6
Restricted stock units vested	0.1	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(0.6)	—	—	(0.6)
Stock-based compensation	—	—	2.6	—	—	2.6
Balance, September 30, 2020	169.1	$1.7	$2,979.3	$(771.9)	$(458.1)	$1,751.0

(in millions)	Common stock (shares)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, January 1, 2019	141.7	$1.4	$2,325.0	$(761.5)	$(373.2)	$1,191.7
Impact due to adoption of ASU (1)	—	—	—	3.2	(3.2)	—
Net loss	—	—	—	(45.1)	—	(45.1)
Foreign currency translation adjustment, net of tax $0.2	—	—	—	—	(12.1)	(12.1)
Pension and other postretirement benefits adjustment	—	—	—	—	0.1	0.1
Derivative financial instruments, net of tax $9.6	—	—	—	—	(28.6)	(28.6)
Common stock issued for the Nexeo acquisition (2)	27.9	0.3	649.0	—	—	649.3
Shares canceled (2)	(1.5)	—	(35.5)	—	—	(35.5)
Restricted stock units vested	0.4	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.2)	—	(2.8)	—	—	(2.8)
Stock option exercises	0.3	—	5.7	—	—	5.7
Employee stock purchase plan	—	—	0.6			0.6
Stock-based compensation	—	—	21.7	—	—	21.7
Balance, September 30, 2019	168.6	$1.7	$2,963.7	$(803.4)	$(417.0)	$1,745.0

(in millions)	Common stock (shares)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, July 1, 2019	168.6	$1.7	$2,959.4	$(805.9)	$(380.7)	$1,774.5
Net income	—	—	—	2.5	—	2.5
Foreign currency translation adjustment, net of tax $0.2	—	—	—	—	(31.9)	(31.9)
Derivative financial instruments, net of tax $1.5	—	—	—	—	(4.4)	(4.4)
Restricted stock units vested	0.1	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.1)	—	—	—	—	—
Stock-based compensation	—	—	4.4	—	—	4.4
Other	—	—	(0.1)	—	—	(0.1)
Balance, September 30, 2019	168.6	$1.7	$2,963.7	$(803.4)	$(417.0)	$1,745.0

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
On our condensed consolidated statements of cash flows for the nine months ended September 30, 2019, the amounts included in “net proceeds under revolving credit facilities,” which were previously included in “proceeds from issuance of long-term debt,” are now presented separately to conform to the current year presentation.
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
Accounting pronouncements issued and not yet adopted
In August 2018, the FASB issued ASU 2018-14 “Compensation - Retirement Benefits - Defined Benefit Plans - General” (Subtopic 715-20), which amends the disclosure requirements related to defined benefit pension and other postretirement plans. The Company will adopt this guidance effective December 31, 2020 and does not expect it to have a material impact to our consolidated financial statements and disclosures.

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
The following table summarizes the operating results of Nexeo Plastics for the nine months ended September 30, 2019, as presented in “Net (loss) income from discontinued operations” on the condensed consolidated statements of operations.

(in millions)	Nine months ended September 30, 2019
External sales	$156.9
Cost of goods sold (exclusive of depreciation)	136.7
Outbound freight and handling	3.5
Warehousing, selling and administrative	7.9
Other expenses	1.4
Income from discontinued operations before income taxes	$7.4
Income tax expense from discontinued operations (1)	2.0
Net (loss) income from discontinued operations	$5.4

(1)The provision for income taxes for the nine months ended September 30, 2019 includes an adjustment to the tax expense related to the one month operations reported as of March 31, 2019.
There were no significant non-cash operating activities from the Company’s discontinued operations related to Nexeo Plastics.
Dispositions
On December 31, 2019, the Company completed the sale of the Environmental Sciences business to affiliates of AEA Investors LP for total cash proceeds of $174.0 million (net of cash disposed of $0.7 million and $5.9 million of transaction expenses) plus a $5.0 million ($2.4 million present value) subordinated note receivable (the “Transaction”) and recorded a pre-tax gain on sale of $41.4 million. In the first quarter of 2020, we recorded a net working capital adjustment of $8.2 million, reducing the proceeds and the gain on sale recorded in the fourth quarter of 2019. The sale of the business did not meet the criteria to be classified as a discontinued operation in the Company’s financial statements because the disposition did not represent a strategic shift that had, or will have, a major effect on the Company's operations and financial results.
The following summarizes the income before income taxes attributable to the Environmental Sciences business:

(in millions)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Income before income taxes	$8.9	$23.6
On September 1, 2020, the Company completed the sale of its industrial spill and emergency response businesses to EnviroServe Inc. for total net cash proceeds of $6.2 million after transaction-related expenses, and subject to a final working capital adjustment. The Company recorded a $9.3 million pre-tax loss on sale of business in the condensed consolidated statements of operations and was included in the USA segment. The sale of these businesses did not meet the criteria to be classified as a discontinued operation in the Company’s financial statements because the dispositions did not represent a strategic shift that had, or will have, a major effect on the Company's operations and financial results.
The following summarizes the loss before income taxes attributable to these businesses:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Loss before income taxes	$(0.8)	$(2.6)	$(26.9)	$(5.5)

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
The following tables disaggregate external customer net sales by major stream:

	USA	EMEA	Canada	LATAM	Consolidated
(in millions)	Three months ended September 30, 2020
Chemical Distribution	$1,179.0	$399.1	$179.8	$117.8	$1,875.7
Crop Sciences	—	—	43.9	—	43.9
Services	75.4	0.3	11.2	2.7	89.6
Total external customer net sales	$1,254.4	$399.4	$234.9	$120.5	$2,009.2

	USA	EMEA	Canada	LATAM	Consolidated
(in millions)	Three months ended September 30, 2019
Chemical Distribution	$1,477.0	$424.7	$207.3	$114.0	$2,223.0
Crop Sciences	—	—	64.3	—	64.3
Services	85.1	0.3	11.4	3.2	100.0
Total external customer net sales	$1,562.1	$425.0	$283.0	$117.2	$2,387.3

	USA	EMEA	Canada	LATAM	Consolidated
(in millions)	Nine months ended September 30, 2020
Chemical Distribution	$3,546.6	$1,268.3	$560.1	$319.9	$5,694.9
Crop Sciences	—	—	255.7	—	255.7
Services	234.7	1.0	36.4	6.9	279.0
Total external customer net sales	$3,781.3	$1,269.3	$852.2	$326.8	$6,229.6

	USA	EMEA	Canada	LATAM	Consolidated
(in millions)	Nine months ended September 30, 2019
Chemical Distribution	$4,240.1	$1,365.6	$644.1	$321.2	$6,571.0
Crop Sciences	—	—	281.9	—	281.9
Services	234.5	1.0	35.6	7.9	279.0
Total external customer net sales	$4,474.6	$1,366.6	$961.6	$329.1	$7,131.9
Deferred revenue
Deferred revenues are recognized as a contract liability when customers provide Univar Solutions with consideration prior to the Company satisfying a performance obligation and are recognized in revenue when the performance obligations are met. Deferred revenues relate to revenues that are expected to be recognized within one year and are recorded within the other accrued expenses line items of the condensed consolidated balance sheets. Deferred revenues as of September 30, 2020 and December 31, 2019 were $6.0 million and $65.5 million, respectively.

Revenue recognized through the nine months ended September 30, 2020 and September 30, 2019 from amounts included in contract liabilities at the beginning of the period were $64.8 million and $44.4 million, respectively.
6. Other operating expenses, net
Other operating expenses, net consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Acquisition and integration related expenses	$14.1	$18.6	$45.9	$128.3
Stock-based compensation expense	2.6	4.4	10.9	21.7
Restructuring charges	0.9	0.6	9.7	1.2
Other employee severance costs	2.9	4.2	11.2	23.3
Other facility closure costs	0.2	5.6	2.2	5.6
Saccharin legal settlement	—	—	—	62.5
Fair value adjustment for warrants	1.1	(4.2)	(6.4)	(6.8)
(Gain) loss on sale of property, plant and equipment	(0.8)	0.2	(8.3)	1.7
Other	0.4	0.8	3.9	21.3
Total other operating expenses, net	$21.4	$30.2	$69.1	$258.8

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
2020 Restructuring
During the first quarter of 2020, management approved a plan to implement a new structure designed to streamline and accelerate the opportunities between Canada and USA operations with the reporting structure in Canada condensed and realigned to report under the leadership in the USA for commercial, operations, human resources and finance. This change did not impact the Company's reportable segments. All restructuring actions under this program were complete as of June 30, 2020, except for final cash payments that will be made in the future. During the third quarter of 2020, the Company increased its previously disclosed estimate and recorded an additional charge to earnings of $0.2 million within employee termination costs.
During the second quarter of 2020, the Company initiated workforce reductions spanning across many job functions and locations in the USA and Other in order to align the Company's workforce with its anticipated business needs. The actions associated with this program are expected to be completed by the end of 2020.
As a result of both of these plans, we recorded the following charges:

(in millions)	Three months ended September 30, 2020	Nine months ended September 30, 2020	Anticipated total costs
USA:
Employee termination costs	$1.5	$6.2	$6.2

Canada:
Employee termination costs	$0.2	$3.3	$3.3

Other:
Employee termination costs	$—	$0.8	$0.8
Total	$1.7	$10.3	$10.3
2018 Restructuring
During 2018, management approved a plan to consolidate departments. The actions associated with this program were substantially complete as of March 31, 2020, although cash payments will be made into the future. During the third quarter of

2020, the Company reduced its estimate, which was previously recorded as a charge to earnings, in the amount of $0.8 million within employee termination costs as a result of changes in organizational structure. The following table presents a summary of the financial impacts of that plan:

(in millions)	Three months ended September 30, 2020	Nine months ended September 30, 2020	Cumulative costs	Anticipated total costs
USA:
Employee termination costs	$(0.5)	$(0.4)	$5.1	$5.1
Other exit costs	—	—	0.1	0.1
Total	$(0.5)	$(0.4)	$5.2	$5.2

Other:
Employee termination costs	$(0.3)	$(0.2)	$1.0	$1.0

Total:
Employee termination costs	$(0.8)	$(0.6)	$6.1	$6.1
Other exit costs	—	—	0.1	0.1
Total	$(0.8)	$(0.6)	$6.2	$6.2
The following table summarizes activity related to accrued liabilities associated with restructuring:

(in millions)	January 1, 2020	Charge to earnings	Cash paid	September 30, 2020
Employee termination costs	$3.7	$9.7	$(10.8)	$2.6
Facility exit costs	1.9	—	(0.6)	1.3
Other exit costs	0.2	—	—	0.2
Total	$5.8	$9.7	$(11.4)	$4.1

(in millions)	January 1, 2019	Charge to earnings	Cash paid	December 31, 2019
Employee termination costs	$4.2	$2.5	$(3.0)	$3.7
Facility exit costs	5.0	0.1	(3.2)	1.9
Other exit costs	0.2	—	—	0.2
Total	$9.4	$2.6	$(6.2)	$5.8
Restructuring liabilities of $3.6 million and $5.3 million were classified as current in other accrued expenses in the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively. The long-term portion of restructuring liabilities of $0.5 million were recorded in other long-term liabilities in the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, and primarily consists of facility exit costs that are expected to be paid within the next five years.
The cost information above does not contain any estimates for programs that may be developed and implemented in future periods. While the Company believes the recorded restructuring liabilities are adequate, revisions to current estimates may be recorded in future periods based on new information as it becomes available.

8. Other income (expense), net
Other income (expense), net consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Foreign currency transactions	$0.3	$(0.9)	$(6.1)	$(3.7)
Foreign currency denominated loans revaluation	0.2	16.8	—	17.3
Undesignated foreign currency derivative instruments (1)	0.5	(20.6)	0.6	(26.2)
Undesignated swap contracts (1)	(0.1)	(1.0)	(6.1)	(3.8)
Non-operating retirement benefits (2)	2.2	0.5	6.5	1.7
Debt refinancing costs	—	—	(0.1)	—
Other	(0.7)	(0.3)	(2.2)	(2.5)
Total other income (expense), net	$2.4	$(5.5)	$(7.4)	$(17.2)

(1)Refer to “Note 16: Derivatives” for more information.
(2)Refer to “Note 9: Employee benefit plans” for more information.
9. Employee benefit plans
The following table summarizes the components of net periodic (benefit) cost recognized in the condensed consolidated statements of operations:

	Domestic - Defined Benefit Pension Plans				Foreign - Defined Benefit Pension Plans
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Service cost (1)	$—	$—	$—	$—	$0.5	$0.6	$1.4	$1.8
Interest cost (2)	5.8	6.8	17.4	20.4	3.2	3.9	9.3	11.7
Expected return on plan assets (2)	(7.1)	(6.3)	(21.4)	(18.9)	(4.1)	(4.9)	(11.9)	(15.0)
Prior service cost (2)	—	—	—	—	—	—	0.1	0.1
Net periodic (benefit) cost	$(1.3)	$0.5	$(4.0)	$1.5	$(0.4)	$(0.4)	$(1.1)	$(1.4)

(1)Service cost is included in warehouse, selling and administrative expenses.
(2)These amounts are included in other income (expense), net.
10. Income taxes
The income tax expense and effective income tax rate for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in millions)	2020	2019	2020	2019
Income tax expense	$2.7	$43.2	$14.0	$38.4
Effective income tax rate	8.5%	94.5%	13.9%	(317.4)%
Discrete tax benefits of $13.9 million are included in the $2.7 million income tax expense for the three months ended September 30, 2020 primarily attributable to 2019 return to provision adjustments and impairment of unrealizable assets, offset by a reserve for uncertain tax positions. The Company’s effective income tax rate without discrete items was 26.8%, higher than the US federal statutory rate of 21.0% primarily due to the impact of higher tax rates in foreign jurisdictions, non-deductible expenses and US state income taxes.
Discrete tax benefits of $27.5 million are included in the $14.0 million income tax expense for the nine months ended September 30, 2020 primarily attributable to 2019 return to provision adjustments, impairment of unrealizable assets and benefits from provisions under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), offset by a reserve for uncertain tax positions. The Company’s effective income tax rate without discrete items was 29.9%, higher than the US federal statutory rate of 21.0% primarily due to the impact of higher tax rates in foreign jurisdictions, non-deductible expenses and US state income taxes.

Discrete tax expense of $9.1 million and discrete tax benefit of $4.9 million are included in the $43.2 million and $38.4 million income tax expense for the three and nine months ended September 30, 2019. The Company’s effective income tax rate without discrete items was 68.4%, higher than the US federal statutory rate of 21.0%, primarily due to the impact of non-deductible Nexeo related acquisition and integration costs, along with state taxes, foreign rate differential, non-deductible compensation and other expenses, and an increase in the valuation allowance on certain income tax attributes.
11. Earnings per share
The following table presents the basic and diluted earnings per share computations:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2020	2019	2020	2019
Numerator:
Net income (loss) from continuing operations	$28.9	$2.5	$86.6	$(50.5)
Net income from discontinued operations	—	—	—	5.4
Net income (loss)	$28.9	$2.5	$86.6	$(45.1)

Denominator:
Weighted average common shares outstanding – basic	169.0	168.6	168.9	162.6
Effect of dilutive securities: stock compensation plans	0.8	0.9	0.8	—
Weighted average common shares outstanding – diluted	169.8	169.5	169.7	162.6

Basic:
Basic income (loss) per common share from continuing operations	$0.17	$0.01	$0.51	$(0.31)
Basic income per common share from discontinued operations	—	—	—	0.03
Basic income (loss) per common share (1)	$0.17	$0.01	$0.51	$(0.28)

Diluted:
Diluted income (loss) per common share from continuing operations	$0.17	$0.01	$0.51	$(0.31)
Diluted income per common share from discontinued operations	—	—	—	0.03
Diluted income (loss) per common share (1)	$0.17	$0.01	$0.51	$(0.28)

(1)As a result of changes in the number of shares outstanding during the year and rounding, the sum of the quarter's earnings per share may not equal the earnings per share for any year-to-date period.
The shares that were not included in the computation of diluted earnings per share for those periods because their inclusion would be anti-dilutive were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions, common shares)	2020	2019	2020	2019
Stock options	4.5	3.1	4.5	3.0
Restricted stock	0.1	—	0.4	0.8
Warrants	7.6	7.6	7.6	6.0

12. Accumulated other comprehensive loss
The following tables present the changes in accumulated other comprehensive loss by component, net of tax:

(in millions)	Cash flow hedges	Defined benefit pension items	Currency translation items	Total
Balance as of December 31, 2019	$(15.4)	$(1.0)	$(362.9)	$(379.3)
Other comprehensive loss before reclassifications	(33.4)	—	(60.1)	(93.5)
Amounts reclassified from accumulated other comprehensive loss	14.6	0.1	—	14.7
Net current period other comprehensive (loss) income	$(18.8)	$0.1	$(60.1)	$(78.8)
Balance as of September 30, 2020	$(34.2)	$(0.9)	$(423.0)	$(458.1)

Balance as of July 1, 2020	$(36.8)	$(0.9)	$(437.3)	$(475.0)
Other comprehensive (loss) income before reclassifications	(11.2)	—	14.3	3.1
Amounts reclassified from accumulated other comprehensive loss	13.8	—	—	13.8
Net current period other comprehensive income (loss)	$2.6	$—	$14.3	$16.9
Balance as of September 30, 2020	$(34.2)	$(0.9)	$(423.0)	$(458.1)

Balance as of December 31, 2018	$8.9	$(1.1)	$(381.0)	$(373.2)
Impact due to adoption of ASU 2018-02 (1)	1.5	—	(4.7)	(3.2)
Other comprehensive loss before reclassifications	(22.1)	—	(12.1)	(34.2)
Amounts reclassified from accumulated other comprehensive loss	(6.5)	0.1	—	(6.4)
Net current period other comprehensive (loss) income	$(27.1)	$0.1	$(16.8)	$(43.8)
Balance as of September 30, 2019	$(18.2)	$(1.0)	$(397.8)	$(417.0)

Balance as of Balance as of July 1, 2019	$(13.8)	$(1.0)	$(365.9)	$(380.7)
Other comprehensive loss before reclassifications	(3.5)	—	(31.9)	(35.4)
Amounts reclassified from accumulated other comprehensive loss	(0.9)	—	—	(0.9)
Net current period other comprehensive loss	$(4.4)	$—	$(31.9)	$(36.3)
Balance as of September 30, 2019	$(18.2)	$(1.0)	$(397.8)	$(417.0)

(1)Adjusted due to the adoption of ASU 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” on January 1, 2019.

The following is a summary of the amounts reclassified from accumulated other comprehensive loss to net income (loss):

	Statement of Operations Classification	Three months ended September 30,		Nine months ended September 30,
(in millions)		2020 (1)	2019 (1)	2020 (1)	2019 (1)
Amortization of defined benefit pension items:
Prior service cost	Other income (expense), net	$—	$—	$0.1	$0.1
Tax expense	Income tax expense	—	—	—	—
Net of tax		$—	$—	$0.1	$0.1
Cash flow hedges:
Interest rate swap contracts	Interest expense	$4.7	$(1.2)	$7.8	$(8.7)
Cross-currency swap contracts	Interest expense and other income (expense), net	15.4	—	13.4	—
Tax (benefit) expense	Income tax expense	(6.3)	0.3	(6.6)	2.2
Net of tax		$13.8	$(0.9)	$14.6	$(6.5)
Total reclassifications for the period, net of tax		$13.8	$(0.9)	$14.7	$(6.4)

(1)Amounts in parentheses indicate credits to net income (loss) in the condensed consolidated statement of operations.
13. Debt
Short-term financing
Short-term financing consisted of the following:

(in millions)	September 30, 2020	December 31, 2019
Amounts drawn under credit facilities	$—	$0.5
Bank overdrafts	0.4	0.2
Total short-term financing	$0.4	$0.7
As of September 30, 2020 and December 31, 2019, the Company had $164.1 million and $158.5 million in outstanding letters of credit, respectively.

Long-term debt
Long-term debt consisted of the following:

(in millions)	September 30, 2020	December 31, 2019
Senior Term Loan Facilities:
Term B-3 Loan due 2024, variable interest rate of 2.40% and 4.05% at September 30, 2020 and December 31, 2019, respectively	$1,264.1	$1,438.0
Term B-5 Loan due 2026, variable interest rate of 2.15% and 3.80% at September 30, 2020 and December 31, 2019, respectively	397.0	400.0
Asset Backed Loan (ABL) Facilities:
North American ABL Facility due 2024, variable interest rate of 2.00% and 5.25% at September 30, 2020 and December 31, 2019, respectively	337.9	200.0
Canadian ABL Term Loan due 2022, variable interest rate of 2.73% and 4.31% at September 30, 2020 and December 31, 2019, respectively	127.6	130.9
Senior Unsecured Notes:
Senior Unsecured Notes due 2027, fixed interest rate of 5.13% at September 30, 2020 and December 31, 2019	500.0	500.0
Finance lease obligations	82.8	71.2
Total long-term debt before discount	$2,709.4	$2,740.1
Less: unamortized debt issuance costs and discount on debt	(21.4)	(26.3)
Total long-term debt	$2,688.0	$2,713.8
Less: current maturities	(27.6)	(25.0)
Total long-term debt, excluding current maturities	$2,660.4	$2,688.8
The weighted average interest rate on long-term debt was 3.72% and 4.25% as of September 30, 2020 and December 31, 2019, respectively.
On January 7, 2020, using the proceeds from the sale of the Environmental Sciences business, the Company repaid $174.0 million of the Term B-3 Loan due 2024. As a result of the prepayment, the Company recognized a loss on extinguishment of debt of $1.8 million during the three months ended March 31, 2020.
Other Information

	September 30, 2020		December 31, 2019
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Fair value of debt	$2,688.0	$2,702.6	$2,713.8	$2,770.7
The fair values of debt were based on current market quotes for similar borrowings and credit risk adjusted for liquidity, margins and amortization, as necessary and are classified as level 2 in the fair value hierarchy.
14. Supplemental balance sheet information
Allowance for doubtful accounts
The allowance for doubtful accounts reflects the Company's current estimate of credit losses expected to be incurred over the life of the trade accounts receivable. Collectability of the trade accounts receivable balance is assessed on an ongoing basis and determined based on the delinquency of customer accounts, the financial condition of individual customers, past collections experience and future economic expectations. The change in the allowance for doubtful accounts is as follows:

(in millions)
Balance, January 1, 2020	$12.9
Provision for credit losses	14.8
Write-offs	(2.0)
Recoveries	0.3
Dispositions	(0.5)
Foreign exchange	(0.9)
Balance, September 30, 2020	$24.6

Property, plant and equipment, net

(in millions)	September 30, 2020	December 31, 2019
Property, plant and equipment, at cost	$2,210.4	$2,190.3
Less: accumulated depreciation	(1,125.2)	(1,037.9)
Property, plant and equipment, net	$1,085.2	$1,152.4
Goodwill
The following is a summary of the activity in goodwill by segment.

(in millions)	USA	EMEA	Canada	LATAM	Total
Balance, January 1, 2020	$1,802.3	$8.4	$441.1	$29.0	$2,280.8
Purchase price adjustments	7.0	—	—	—	7.0
Other adjustments	(4.1)	—	—	(0.5)	(4.6)
Foreign exchange	—	(0.3)	(10.9)	(4.7)	(15.9)
Balance, September 30, 2020	$1,805.2	$8.1	$430.2	$23.8	$2,267.3
Intangible assets, net

	September 30, 2020			December 31, 2019
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$928.0	$(670.5)	$257.5	$986.4	$(680.8)	$305.6
Other	173.8	(168.0)	5.8	182.0	(167.4)	14.6
Total intangible assets	$1,101.8	$(838.5)	$263.3	$1,168.4	$(848.2)	$320.2
Other intangible assets consist of intellectual property (mostly trademarks and trade names), producer relationships and contracts, non-compete agreements and exclusive distribution rights.
The estimated annual amortization expense in each of the next five years is as follows:

(in millions)
2020	$60.1
2021	51.3
2022	43.3
2023	38.4
2024	31.6
Other accrued expenses
As of September 30, 2020, other accrued expenses that were greater than five percent of total current liabilities consisted of current tax liabilities of $74.6 million, comprised of income, VAT and local indirect taxes payable. As of December 31, 2019, other accrued expenses that were greater than five percent of total current liabilities consisted of current tax liabilities of $87.1 million and customer prepayments and deposits of $81.5 million.
Impairment charges
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate an asset’s carrying amount may not be recoverable. Testing asset groups for recoverability involves developing estimates of future cash flows directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the assets. An impairment of a group of long-lived assets exists when the sum of the estimated undiscounted future cash flows expected to be generated directly by the asset group are less than the carrying value of the asset group. The impairment charge computation is based on the difference between carrying value and fair value of the asset group, as determined by discounted future cash flows. Significant estimates include forecasted Adjusted EBITDA, working capital, capital expenditures and discount rates. As the inputs for testing recoverability and determining fair value of the asset groups are largely based on management’s judgments and are not generally observable in active markets, the Company considers such inputs to be Level 3 measurements in the fair value hierarchy.

During the second quarter of 2020, the Company determined there was a more likely than not expectation that the industrial spill and emergency response businesses within the USA segment would be sold. The Company determined this to be a triggering event, requiring the assessment of the recoverability of these long lived asset groups. The Company tested the recoverability and determined the assets to be impaired. As a result, the Company recorded a non-cash, pretax impairment charge of $15.5 million, consisting of $12.8 million of intangible assets, net and $2.7 million of property, plant and equipment, net within the condensed consolidated statement of operations during the three months ended June 30, 2020.
During the third quarter of 2020, the Company decided to cease further investment in, and seek to restructure or exit a contract related to, certain technology assets, consisting of capitalized software and hardware components. This event represented a triggering event requiring an impairment analysis within the Other segment. As a result of the analysis, the Company recorded a non-cash, pretax impairment charge of $19.7 million relating to property, plant and equipment, net within the condensed consolidated statement of operations during the three months ended September 30, 2020.
Additionally, the Company announced the closure of certain production facilities in the USA segment during the second and third quarters of 2020. The closures resulted in impairment charges related to property, plant and equipment, net of $1.4 million and $1.0 million within the condensed consolidated statement of operations during the three months ended June 30, 2020 and September 30, 2020, respectively.
15. Fair value measurements
The following is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3):

(in millions)	Warrant Liability
Fair value as of December 31, 2019	$33.0
Fair value adjustments	(6.4)
Fair value as of September 30, 2020	$26.6
The assumptions used in the Black-Scholes-Merton valuation model to measure the fair value of the warrants are:

		Weighted Average
Unobservable Inputs	Range	Amount	Method
Warrant life	N/A	2 years	Expected term
Expected volatility	28.75% to 61.86%	43.61%	Industry peer group
Risk-free interest rate	N/A	0.13%	US Treasury rates
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
Cross currency swap contracts
Cross currency swap contracts are used to effectively convert the Term B-5 Loan’s principal amount of floating rate US dollar denominated debt, including interest payments, to fixed-rate Euro denominated debt maturing in November 2024. As of September 30, 2020, approximately 95% of the cross currency swaps are designated as a cash flow hedge.
The Company uses both undesignated interest rate swap contracts and cross currency swaps to manage interest rate variability and mitigate foreign exchange exposure.

Notional amounts and fair value of derivative instruments
The following table presents the notional amounts of the Company’s outstanding derivative instruments by type:

(in millions)	September 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate swap contracts	$1,050.0	$1,050.0
Cross currency swap contracts	381.0	381.0
Derivatives not designated as hedging instruments:
Interest rate swap contracts	200.0	200.0
Foreign currency derivatives	90.9	141.4
Cross currency swap contracts	19.0	19.0
The following are the pre-tax effects of derivative instruments on the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2020 and 2019:

	Statement of Operations Classification	Amount of gain (loss) reclassified from other comprehensive loss into income				Amount to be reclassified to Statement of Operations within the next 12 months
		Three months ended September 30,		Nine months ended September 30,
(in millions)		2020	2019	2020	2019
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	Interest expense	$(4.7)	$1.2	$(7.8)	$8.7	$(18.5)
Cross currency swap contracts	Interest expense	0.4	—	3.1	—	1.4
	Other income (expense), net	(15.8)	—	(16.5)	—	—
Refer to “Note 8: Other income (expense), net” for the gains and losses related to derivatives not designated as hedging instruments.

The following table presents the Company’s gross assets and liabilities measured on a recurring basis and classified as level 2 within the fair value hierarchy:

	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Classification	September 30, 2020	December 31, 2019	Balance Sheet Classification	September 30, 2020	December 31, 2019
Designated Derivatives:
Cross currency swap contracts	Prepaid expenses and other current assets	$1.4	$7.2	Other long-term liabilities	$28.8	$12.1
Interest rate swap contracts	Prepaid expenses and other current assets	—	—	Other accrued expenses	18.5	6.4
Interest rate swap contracts	Other assets	—	—	Other long-term liabilities	23.8	14.0
Total designated derivatives		$1.4	$7.2		$71.1	$32.5

Undesignated Derivatives:
Foreign currency contracts	Prepaid expenses and other current assets	$0.2	$0.5	Other accrued expenses	$0.4	$1.0
Cross currency swap contracts	Prepaid expenses and other current assets	0.1	0.4	Other long-term liabilities	1.4	0.6
Interest rate swap contracts	Prepaid expenses and other current assets	—	—	Other accrued expenses	3.1	1.0
Interest rate swap contracts	Other assets	—	—	Other long-term liabilities	4.3	1.9
Total undesignated derivatives		$0.3	$0.9		$9.2	$4.5

Total derivatives	Total assets	$1.7	$8.1	Total liabilities	$80.3	$37.0
The net amounts by legal entity related to forward currency contracts included in prepaid and other current assets were $0.1 million and $0.2 million as of September 30, 2020 and December 31, 2019, respectively. The net amounts related to forward currency contracts included in other accrued expenses were $0.3 million and $0.7 million as of September 30, 2020 and December 31, 2019, respectively.
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
The Company is subject to liabilities from claims alleging personal injury from exposure to asbestos. The claims result primarily from an indemnification obligation related to Univar Solutions USA Inc.’s (“Univar”) 1986 purchase of McKesson Chemical Company from McKesson Corporation (“McKesson”). Once certain conditions have been met, Univar will have the ability to pursue insurance coverage, if any, that may be available under McKesson's historical insurance coverage to offset the impact of any fees, settlements, or judgments that Univar is obligated to pay because of its obligation to defend and indemnify McKesson. As of September 30, 2020, there were approximately 182 asbestos-related cases for which Univar has the obligation to defend and indemnify; however, this number tends to fluctuate up and down over time. Historically, the vast majority of these asbestos cases have been dismissed without payment or with a nominal payment. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of these matters will have a material effect on its overall financial position, results of operations or cash flows.
Environmental
The Company is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively “environmental remediation work”) and from time to time becomes aware of compliance matters regarding possible or alleged violations of these laws or regulations. For example, over the years, the Company has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act and/or similar state laws that impose liability for costs relating to environmental remediation work at various sites. As a PRP, the Company may be required to pay a share of the costs of investigation and cleanup of certain sites. The Company is currently engaged in environmental remediation work at approximately 127 locations, some that are now or were previously Company-owned/occupied and some that were never Company-owned/occupied (“non-owned sites”).
The Company’s environmental remediation work at some sites is being conducted pursuant to governmental proceedings or investigations. At other sites, the Company, with appropriate state or federal agency oversight and approval, is conducting the environmental remediation work voluntarily. The Company is currently undergoing remediation efforts or is in the process of active review of the need for potential remediation efforts at approximately 107 current or formerly Company-owned/occupied sites. In addition, the Company may be liable as a PRP for a share of the cleanup of approximately 20 non-owned sites. These non-owned sites are typically (a) locations of independent waste disposal or recycling operations with alleged or confirmed contaminated soil and/or groundwater to which the Company may have shipped waste products or drums for re-conditioning, or (b) contaminated non-owned sites near historical sites owned or operated by the Company or its predecessors from which contamination is alleged to have arisen.
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
Changes in total environmental liabilities are as follows:

(in millions)
Environmental liabilities at December 31, 2019	$78.7
Revised obligation estimates	16.0
Environmental payments	(9.5)
Foreign exchange	0.2
Environmental liabilities at September 30, 2020	$85.4

(in millions)	Balance Sheet Classification	September 30, 2020	December 31, 2019
Current environmental liabilities	Other accrued expenses	$27.8	$25.0
Long-term environmental liabilities	Other long-term liabilities	57.6	53.7
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

18. Leasing
The Company leases certain warehouses and distribution centers, office space, transportation equipment, and other machinery and equipment.

(in millions)	Balance Sheet Classification	September 30, 2020	December 31, 2019
Assets
Operating lease assets	Other assets	$146.2	$157.3
Finance lease assets	Property, plant and equipment, net	80.6	69.5
Total lease assets		$226.8	$226.8
Liabilities
Current liabilities:
Current portion of operating lease liabilities	Other accrued expenses	$42.8	$47.4
Current portion of finance lease liabilities	Current portion of long-term debt	23.6	20.9
Noncurrent liabilities:
Operating lease liabilities	Other long-term liabilities	111.4	114.5
Finance lease liabilities	Long-term debt	59.2	50.3
Total lease liabilities		$237.0	$233.1
Lease cost

(in millions)	Three months ended September 30, 2020			Three months ended September 30, 2019
Statement of Operations Classification	Operating Leases	Finance Leases	Total	Operating Leases	Finance Leases	Total
Cost of goods sold (exclusive of depreciation)	$4.7	$—	$4.7	$3.6	$—	$3.6
Outbound freight and handling	1.5	—	1.5	1.9	—	1.9
Warehousing, selling and administrative	7.8	—	7.8	7.1	—	7.1
Depreciation	—	6.7	6.7	—	4.8	4.8
Interest expense	—	0.8	0.8	—	0.7	0.7
Total gross lease component cost	$14.0	$7.5	$21.5	$12.6	$5.5	$18.1
Variable lease costs			0.2			(0.2)
Short-term lease costs			5.9			11.3
Total gross lease costs			$27.6			$29.2
Sublease income			0.6			1.3
Total net lease cost			$27.0			$27.9

(in millions)	Nine months ended September 30, 2020			Nine months ended September 30, 2019
Statement of Operations Classification	Operating Leases	Finance Leases	Total	Operating Leases	Finance Leases	Total
Cost of goods sold (exclusive of depreciation)	$13.4	$—	$13.4	$11.3	$—	$11.3
Outbound freight and handling	4.2	—	4.2	5.6	—	5.6
Warehousing, selling and administrative	24.1	—	24.1	21.0	—	21.0
Depreciation	—	18.8	18.8	—	14.2	14.2
Interest expense	—	2.5	2.5	—	2.0	2.0
Total gross lease component cost	$41.7	$21.3	$63.0	$37.9	$16.2	$54.1
Variable lease costs			0.6			0.7
Short-term lease costs			19.8			22.9
Total gross lease costs			$83.4			$77.7
Sublease income			1.8			2.9
Total net lease cost			$81.6			$74.8
Maturity of lease liabilities

(in millions)	Operating Leases	Finance Leases	Total
2020	$13.4	$6.7	$20.1
2021	44.4	24.3	68.7
2022	35.3	20.8	56.1
2023	24.5	12.0	36.5
2024	16.2	8.8	25.0
2025 and After	39.2	15.8	55.0
Total lease payments	$173.0	$88.4	$261.4
Less: interest	18.8	7.1
Present value of lease liabilities, excluding guaranteed residual values	$154.2	$81.3
Plus: present value of guaranteed residual values	—	1.5
Present value of lease liabilities	$154.2	$82.8
Lease term and discount rate

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	5.3	5.0
Finance leases	4.6	4.0
Weighted-average discount rate
Operating leases	4.82%	4.95%
Finance leases	3.98%	4.33%
Other information

	Nine months ended September 30,
(in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$41.4	$43.3
Operating cash flows from finance leases	2.5	2.0
Financing cash flows from finance leases	17.9	14.5

19. Segments
Management monitors the operating results of its reportable segments separately for the purpose of making decisions about resource allocation and performance assessment. Management evaluates performance on the basis of Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net income (loss), plus the sum of: net loss (income) from discontinued operations, interest expense, net of interest income; income tax expense (benefit); depreciation; amortization; impairment charges; loss on extinguishment of debt; other operating expenses, net (see “Note 6: Other operating expenses, net”); and other income (expense), net (see “Note 8: Other income (expense), net”). For 2020, Adjusted EBITDA also includes an adjustment to remove a Brazil VAT charge (see “Note 17: Commitments and contingencies” for more information). In addition, for 2019, Adjusted EBITDA includes an adjustment to remove the charge of the inventory fair value step-up recorded in connection with the Nexeo purchase price allocation.
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
Financial information for the Company’s reportable segments is as follows:

	USA	EMEA	Canada	LATAM	Other/Eliminations (1)	Consolidated
(in millions)	Three months ended September 30, 2020
External customers	$1,254.4	$399.4	$234.9	$120.5	$—	$2,009.2
Inter-segment	14.6	0.6	0.5	—	(15.7)	—
Total net sales	$1,269.0	$400.0	$235.4	$120.5	$(15.7)	$2,009.2

Adjusted EBITDA	$110.3	$33.3	$16.6	$13.1	$(8.7)	$164.6

Long-lived assets (2)	$805.7	$184.7	$187.4	$30.2	$23.4	$1,231.4

	USA	EMEA	Canada	LATAM	Other/Eliminations (1)	Consolidated
(in millions)	Three months ended September 30, 2019
External customers	$1,562.1	$425.0	$283.0	$117.2	$—	$2,387.3
Inter-segment	29.5	0.6	1.7	—	(31.8)	—
Total net sales	$1,591.6	$425.6	$284.7	$117.2	$(31.8)	$2,387.3

Adjusted EBITDA	$127.6	$31.9	$22.2	$10.2	$(7.7)	$184.2

Long-lived assets (2)	$897.9	$176.3	$189.6	$32.9	$27.3	$1,324.0

	USA	EMEA	Canada	LATAM	Other/Eliminations (1)	Consolidated
(in millions)	Nine months ended September 30, 2020
External customers	$3,781.3	$1,269.3	$852.2	$326.8	$—	$6,229.6
Inter-segment	63.3	2.3	2.0	—	(67.6)	—
Total net sales	$3,844.6	$1,271.6	$854.2	$326.8	$(67.6)	$6,229.6

Adjusted EBITDA	$302.1	$113.3	$69.1	$32.4	$(27.5)	$489.4

Long-lived assets (2)	$805.7	$184.7	$187.4	$30.2	$23.4	$1,231.4

	USA	EMEA	Canada	LATAM	Other/Eliminations (1)	Consolidated
(in millions)	Nine months ended September 30, 2019
External customers	$4,474.6	$1,366.6	$961.6	$329.1	$—	$7,131.9
Inter-segment	77.8	2.6	4.5	—	(84.9)	—
Total net sales	$4,552.4	$1,369.2	$966.1	$329.1	$(84.9)	$7,131.9

Adjusted EBITDA	$352.3	$112.2	$77.7	$25.3	$(22.1)	$545.4

Long-lived assets (2)	$897.9	$176.3	$189.6	$32.9	$27.3	$1,324.0

(1)Other/Eliminations represents the elimination of intersegment transactions as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.
(2)Long-lived assets consist of property, plant and equipment, net and operating lease assets.
The following is a reconciliation of net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Net income (loss)	$28.9	$2.5	$86.6	$(45.1)
Net income from discontinued operations	—	—	—	(5.4)
Inventory step-up adjustment	—	5.3	—	5.3
Depreciation	41.6	41.6	123.7	114.5
Amortization	14.7	12.1	45.3	45.1
Interest expense, net	27.7	36.8	85.7	108.9
Income tax expense	2.7	43.2	14.0	38.4
Other operating expenses, net	21.4	30.2	69.1	258.8
Other (income) expense, net	(2.4)	5.5	7.4	17.2
Impairment charges	20.7	7.0	37.6	7.0
Loss on sale of business	9.3	—	17.9	—
Loss on extinguishment of debt	—	—	1.8	0.7
Brazil VAT charge	—	—	0.3	—
Adjusted EBITDA	$164.6	$184.2	$489.4	$545.4

20. Subsequent events
On November 4, 2020, the Company entered into an agreement to sell its Canadian Agriculture services business. The Company expects to recognize a pre-tax loss upon the sale of approximately $30 million within the condensed consolidated statements of operations upon closing. The completion of the sale is subject to regulatory approval and customary closing and financing conditions and is expected to close in the fourth quarter of 2020.

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
On December 31, 2019, we sold our Environmental Sciences business. The sale of the business did not meet the criteria to be classified as discontinued operations in the Company’s financial statements and, as such, the results prior to the disposition date are presented within the comparative 2019 results.
On September 1, 2020, we sold our industrial spill and emergency response businesses. The sale of these businesses did not meet the criteria to be classified as discontinued operations in the Company’s financial statements.
The Company has decided to stop future operations of a component of the agriculture business within the Canada segment. For the third quarter of 2020, that component of the business is held in use while we dispose of the remaining products as part of our inventory.
Market Conditions
We continue to monitor the potential impact of the novel coronavirus (COVID-19) pandemic to our global business. The full financial impact of the pandemic on global economic conditions, as well as our business, remains unknown at this time and will depend on the duration of government restrictions, including travel restrictions, quarantines, shelter in place orders and shutdowns, and the duration of the economic slowdown and nature and timing of a recovery. Our top priority is the safety and health of employees, customers, and suppliers. We activated a global, cross-functional response team, which is closely monitoring the situation and implementing additional safety measures to help ensure the well-being of Univar Solutions’ employees, customers and suppliers, minimize disruptions and provide for the safe and reliable supply of Univar Solutions’ chemicals and ingredients. The Company has implemented recommended policies and practices to help protect our workforce so they can safely and effectively carry out their essential work. As government restrictions are lifted or reinstated in the different jurisdictions where we operate, we are implementing agile worksite plans that can adapt to changing circumstances and help maximize the safety of our employees. As part of these plans, employees who are reasonably able to work remotely are increasingly utilizing a hybrid working model with some days being spent working from a Company office and other days being spent working from a remote location, which is often a person's home. The Company is following guidelines from global health experts and has taken additional precautionary steps to help protect our employees working in our distribution centers and other worksites.
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
General Industrial (29%) – Strong performance in chemical manufacturing. Also experienced growth in Lumber & Forestry along with general machinery. Continue to experience headwinds in Transportation as well as Pulp & Paper.
Consumer Solutions (25%) – Growth year-on-year globally led by Pharmaceuticals and a resurgence in Personal Care demand. Carefully monitoring fourth quarter risk in Food and Personal Care with new lockdowns and other measures being considered globally.
Industrial Solutions (23%) – Robust recovery in Architectural Coatings business driven by the DIY market. Automotive sector beginning to show signs of a recovery and Lubricants business showing incremental growth month-on-month throughout the third quarter.
Refining & Chemical Processing (12%) – Ongoing challenges in the upstream market. Market expected to continue to be depressed until global oil demand recovers.
Services and Other Markets (11%) – Performance was generally stable with incrementally improving trends through September.
The Company is taking steps to maintain sufficient cash and additional credit availability in recognition of the increased risk and uncertainty related to the COVID-19 pandemic and challenging macroeconomic headwinds. See “Liquidity and Capital Resources” in Item 2 of this Quarterly Report on Form 10-Q for a discussion on our liquidity. In anticipation of ongoing challenges, the Company is carefully managing its working capital and realizing and planning for cost reductions to maintain financial health while continuing to help serve supplier and customer needs. Cash outflows related to operating expenses have decreased due to lower travel and event costs, overtime and temporary labor, as well as hiring freezes, elimination of certain workforce positions and delays of some discretionary annual merit increases, temporary furloughs to match changes in demand in certain locations and deferral of certain capital project spending. We will continue to monitor customer activity and match our workforce with demand to the extent possible.
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
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

	Three months ended September 30,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Net sales	$2,009.2	$2,387.3	$(378.1)	(15.8)%
Cost of goods sold (exclusive of depreciation)	1,513.2	1,842.4	329.2	(17.9)%
Operating expenses:
Outbound freight and handling	85.9	96.8	10.9	(11.3)%
Warehousing, selling and administrative	245.5	269.2	23.7	(8.8)%
Other operating expenses, net	21.4	30.2	8.8	(29.1)%
Depreciation	41.6	41.6	—	—%
Amortization	14.7	12.1	(2.6)	21.5%
Impairment charges	20.7	7.0	(13.7)	195.7%
Total operating expenses	$429.8	$456.9	$27.1	(5.9)%
Operating income	$66.2	$88.0	$(21.8)	(24.8)%
Other (expense) income:
Interest income	0.5	0.6	(0.1)	(16.7)%
Interest expense	(28.2)	(37.4)	9.2	(24.6)%
Loss on sale of business	(9.3)	—	(9.3)	100.0%
Other income (expense), net	2.4	(5.5)	7.9	N/M
Total other expense	$(34.6)	$(42.3)	$7.7	(18.2)%
Income before income taxes	31.6	45.7	(14.1)	(30.9)%
Income tax expense	2.7	43.2	40.5	(93.8)%
Net income	$28.9	$2.5	$26.4	1,056.0%
Net sales
Net sales were $2,009.2 million for the three months ended September 30, 2020, a decrease of $378.1 million, or 15.8%, from the three months ended September 30, 2019. Net sales decreased due to lower demand in the global industrial end markets, the Environmental Sciences divestiture and price deflation on certain products. The decrease was partially offset by demand for our products in certain essential end markets. Refer to the “Analysis of Segment Results” for the three months ended September 30, 2020 for additional information.
Gross profit (exclusive of depreciation)
Gross profit (exclusive of depreciation) decreased $48.9 million, or 9.0%, to $496.0 million for the three months ended September 30, 2020. The decrease in gross profit (exclusive of depreciation) was attributable to lower sales volumes in USA, EMEA and Canada due to soft demand across most global industrial end markets, the Environmental Sciences divestiture and price deflation affecting certain products. The decrease was partially offset by favorable changes in product mix from essential end markets. Refer to the “Analysis of Segment Results” for the three months ended September 30, 2020 for additional information.
Outbound freight and handling
Outbound freight and handling expenses decreased $10.9 million, or 11.3%, to $85.9 million for the three months ended September 30, 2020 primarily due to lower sales volumes. On a constant currency basis, outbound freight and handling expenses decreased $11.0 million, or 11.4%. Refer to the “Analysis of Segment Results” for the three months ended September 30, 2020 for additional information.
Warehousing, selling and administrative
Warehousing, selling and administrative expenses decreased $23.7 million, or 8.8%, to $245.5 million for the three months ended September 30, 2020. On a constant currency basis, warehousing, selling and administrative expenses decreased $23.7 million, or 8.8%, attributable to cost reduction measures across all of our segments, partially offset by higher bad debt charges. Refer to the “Analysis of Segment Results” for the three months ended September 30, 2020 for additional information.

Other operating expenses, net
Other operating expenses, net decreased $8.8 million from $30.2 million for the three months ended September 30, 2019 to $21.4 million for the three months ended September 30, 2020. The decrease was primarily due to lower facility closure costs, acquisition and integration related expenses, lower stock-based compensation expense and employee severance costs. Refer to “Note 6: Other operating expenses, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Depreciation and amortization
Depreciation expense remained flat at $41.6 million for the three months ended September 30, 2020.
Amortization expense increased $2.6 million, or 21.5%, to $14.7 million for the three months ended September 30, 2020, primarily due to the monthly amortization of intangibles acquired during the period.
Impairment charges
Impairment charges of $20.7 million were recorded in the three months ended September 30, 2020 related to property, plant and equipment in connection with the Company’s decision to cease further investment in, and seek to restructure or exit a contract related to, certain technology assets within the Other segment and the announced closure of certain production facilities. Refer to “Note 14: Supplemental balance sheet information” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Interest expense
Interest expense decreased $9.2 million, or 24.6%, to $28.2 million for the three months ended September 30, 2020 due to lower average outstanding borrowings as well as lower interest rates. Refer to “Note 13: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Loss on sale of business
A loss of $9.3 million was recorded in the three months ended September 30, 2020 related to the sale of the industrial spill and emergency response businesses, which was completed on September 1, 2020. Refer to “Note 4: Discontinued operations and dispositions” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other income (expense), net
Other expense, net changed $7.9 million, from an expense of $5.5 million for the three months ended September 30, 2019 to income of $2.4 million for the three months ended September 30, 2020. The change was primarily related to gains on undesignated foreign currency derivative instruments and foreign currency transactions, as well as the increase in non-operating pension income. The change was partially offset by foreign currency denominated loan revaluation losses. Refer to “Note 8: Other income (expense), net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Income tax expense
Income tax expense was $2.7 million for the three months ended September 30, 2020, resulting in an effective income tax rate of 8.5%. A discrete tax benefit of $13.9 million was included in the $2.7 million tax expense, primarily attributable to 2019 return to provision adjustments and impairment of unrealizable assets, offset by a reserve for uncertain tax positions. The Company’s effective income tax rate without discrete items was 26.8%, higher than the US federal statutory rate of 21.0% primarily due to the impact of the higher tax rates in foreign jurisdictions, non-deductible expenses and US state income taxes.
Income tax expense was $43.2 million for the three months ended September 30, 2019, resulting in an effective income tax rate of 94.5%. A discrete tax expense of $9.1 million, attributable to the indirect effects of the Nexeo plastics sale, the US return to provision adjustment, an increase in valuation allowance on tax attributes and various other items, was included in the $43.2 million tax expense. The Company’s effective income tax rate without discrete items was 74.6%, higher than the US federal statutory rate of 21.0%. This is primarily due to the impact of non-deductible Nexeo related acquisition and integration costs, along with state taxes, foreign rate differential, non-deductible compensation and other expenses, and an increase in the valuation allowance on certain tax attributes.
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
Analysis of Segment Results
USA

	Three months ended September 30,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Net sales:
External customers	$1,254.4	$1,562.1	$(307.7)	(19.7)%
Inter-segment	14.6	29.5	(14.9)	(50.5)%
Total net sales	$1,269.0	$1,591.6	$(322.6)	(20.3)%
Cost of goods sold (exclusive of depreciation)	946.8	1,225.5	278.7	(22.7)%
Inventory step-up adjustment (1)	—	5.3	5.3	(100.0)%
Outbound freight and handling	60.1	69.7	9.6	(13.8)%
Warehousing, selling and administrative	151.8	174.1	22.3	(12.8)%
Adjusted EBITDA	$110.3	$127.6	$(17.3)	(13.6)%

	Three months ended September 30,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Gross profit (exclusive of depreciation):
Net sales	$1,269.0	$1,591.6	$(322.6)	(20.3)%
Cost of goods sold (exclusive of depreciation)	946.8	1,225.5	278.7	(22.7)%
Gross profit (exclusive of depreciation)	$322.2	$366.1	$(43.9)	(12.0)%
Inventory step-up adjustment (1)	—	5.3	5.3	(100.0)%
Adjusted gross profit (exclusive of depreciation) (1)	$322.2	$371.4	$(49.2)	(13.2)%

(1)See definition of adjusted gross profit (exclusive of depreciation) at the end of this Item under “Non-GAAP Financial Measures.” Adjusted gross profit (exclusive of depreciation) excludes the inventory fair value step-up adjustment resulting from our February 2019 Nexeo acquisition.
External sales in the USA segment were $1,254.4 million, a decrease of $307.7 million, or 19.7%, for the three months ended September 30, 2020. The decrease in external net sales was primarily due to lower industrial end market demand, the Environmental Sciences divestiture, energy headwinds and price deflation on certain products, partially offset by higher demand for our products in certain essential end markets.
Gross profit (exclusive of depreciation) decreased $43.9 million, or 12.0%, to $322.2 million for the three months ended September 30, 2020, primarily due to lower sales volumes due to soft demand across most industrial end markets and the Environmental Sciences divestiture. Gross margin increased from 23.4% for the three months ended September 30, 2019 to 25.7% for the three months ended September 30, 2020. The increase was primarily related to favorable changes in product mix, including higher demand in certain essential end markets.
Outbound freight and handling expenses decreased $9.6 million, or 13.8%, to $60.1 million for the three months ended September 30, 2020, primarily due to lower sales volumes.
Warehousing, selling and administrative expenses decreased $22.3 million, or 12.8%, to $151.8 million for the three months ended September 30, 2020, primarily due to cost reduction measures partially offset by higher bad debt charges. As a percentage of external sales, warehousing, selling and administrative expenses increased from 11.1% for the three months ended September 30, 2019 to 12.1% for the three months ended September 30, 2020.
Adjusted EBITDA decreased by $17.3 million, or 13.6%, to $110.3 million for the three months ended September 30, 2020, primarily as a result of lower industrial end market demand, energy headwinds and the Environmental Sciences divestiture, partially offset by higher demand for our products in certain essential end markets. Adjusted EBITDA margin increased from 8.2% in the three months ended September 30, 2019 to 8.8% for the three months ended September 30, 2020, primarily as a result of higher gross margin and lower warehousing, selling and administrative costs.

EMEA

	Three months ended September 30,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Net sales:
External customers	$399.4	$425.0	$(25.6)	(6.0)%
Inter-segment	0.6	0.6	—	—%
Total net sales	$400.0	$425.6	$(25.6)	(6.0)%
Cost of goods sold (exclusive of depreciation)	301.6	327.4	25.8	(7.9)%
Outbound freight and handling	13.9	14.3	0.4	(2.8)%
Warehousing, selling and administrative	51.2	52.0	0.8	(1.5)%
Adjusted EBITDA	$33.3	$31.9	$1.4	4.4%

	Three months ended September 30,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Gross profit (exclusive of depreciation):
Net sales	$400.0	$425.6	$(25.6)	(6.0)%
Cost of goods sold (exclusive of depreciation)	301.6	327.4	25.8	(7.9)%
Gross profit (exclusive of depreciation)	$98.4	$98.2	$0.2	0.2%
External sales in the EMEA segment were $399.4 million, a decrease of $25.6 million, or 6.0%, for the three months ended September 30, 2020. On a constant currency basis, external net sales decreased $41.4 million, or 9.7%, primarily due to lower industrial end market demand, partially offset by strong demand for our products in certain essential end markets.
Gross profit (exclusive of depreciation) increased $0.2 million, or 0.2%, to $98.4 million for the three months ended September 30, 2020. On a constant currency basis, gross profit (exclusive of depreciation) decreased $4.1 million, or 4.2%, primarily due to lower sales volumes. Gross margin increased from 23.1% for the three months ended September 30, 2019 to 24.6% for the three months ended September 30, 2020, primarily due to the favorable changes in product mix, including higher demand in certain essential end markets.
Outbound freight and handling expenses decreased $0.4 million, or 2.8%, to $13.9 million for the three months ended September 30, 2020, primarily due to lower sales volumes.
Warehousing, selling and administrative expenses decreased $0.8 million, or 1.5%, to $51.2 million for the three months ended September 30, 2020. On a constant currency basis, warehousing, selling and administrative expenses decreased $3.1 million, or 6.0%, primarily due to cost reduction measures. As a percentage of external sales, warehousing, selling and administrative expenses increased from 12.2% for the three months ended September 30, 2019 to 12.8% for the three months ended September 30, 2020.
Adjusted EBITDA increased by $1.4 million, or 4.4%, to $33.3 million for the three months ended September 30, 2020. On a constant currency basis, Adjusted EBITDA increased $0.2 million, or 0.6%, attributable to the positive impact from demand for our products in certain essential end markets and lower warehousing, selling and administrative costs, partially offset by lower industrial end market demand and increased market pressures in the pharmaceutical finished goods product line. Adjusted EBITDA margin increased from 7.5% for the three months ended September 30, 2019 to 8.3% for the three months ended September 30, 2020, primarily as a result of higher gross margin.

Canada

	Three months ended September 30,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Net sales:
External customers	$234.9	$283.0	$(48.1)	(17.0)%
Inter-segment	0.5	1.7	(1.2)	(70.6)%
Total net sales	$235.4	$284.7	$(49.3)	(17.3)%
Cost of goods sold (exclusive of depreciation)	188.0	228.9	40.9	(17.9)%
Outbound freight and handling	9.5	10.5	1.0	(9.5)%
Warehousing, selling and administrative	21.3	23.1	1.8	(7.8)%
Adjusted EBITDA	$16.6	$22.2	$(5.6)	(25.2)%

	Three months ended September 30,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Gross profit (exclusive of depreciation):
Net sales	$235.4	$284.7	$(49.3)	(17.3)%
Cost of goods sold (exclusive of depreciation)	188.0	228.9	40.9	(17.9)%
Gross profit (exclusive of depreciation)	$47.4	$55.8	$(8.4)	(15.1)%
External sales in the Canada segment were $234.9 million, a decrease of $48.1 million, or 17.0%, for the three months ended September 30, 2020. On a constant currency basis, external net sales decreased $46.8 million, or 16.5%, primarily due to the Environmental Sciences divestiture, lower demand from Canada’s agriculture and energy sectors and price deflation. The decrease was partially offset by higher demand for our products in certain essential end markets.
Gross profit (exclusive of depreciation) decreased $8.4 million, or 15.1%, to $47.4 million for the three months ended September 30, 2020. On a constant currency basis, gross profit (exclusive of depreciation) decreased $8.1 million, or 14.5%, primarily due to the Environmental Sciences divestiture and the write-down of inventory related to a component of the agriculture business. Gross margin increased from 19.7% for the three months ended September 30, 2019 to 20.2% for the three months ended September 30, 2020 driven by favorable changes in product mix, including higher demand in certain essential end markets.
Outbound freight and handling expenses decreased $1.0 million, or 9.5%, to $9.5 million for the three months ended September 30, 2020, primarily due to lower sales volumes.
Warehousing, selling and administrative expenses decreased by $1.8 million, or 7.8%, to $21.3 million for the three months ended September 30, 2020. On a constant currency basis, warehousing, selling and administrative expenses decreased $1.6 million, or 6.9%, primarily due to cost reduction measures. As a percentage of external sales, warehousing, selling and administrative expenses increased from 8.2% for the three months ended September 30, 2019 to 9.1% for the three months ended September 30, 2020.
Adjusted EBITDA decreased by $5.6 million, or 25.2%, to $16.6 million for the three months ended September 30, 2020. On a constant currency basis, Adjusted EBITDA decreased $5.5 million, or 24.8%, primarily as a result of the write-down of inventory related to a component of the agriculture business, price deflation, the Environmental Sciences divestiture and lower demand from the energy sector, partially offset by cost reduction measures. Adjusted EBITDA margin decreased from 7.8% for the three months ended September 30, 2019 to 7.1% for the three months ended September 30, 2020.

LATAM

	Three months ended September 30,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Net sales:
External customers	$120.5	$117.2	$3.3	2.8%
Total net sales (1)	$120.5	$117.2	$3.3	2.8%
Cost of goods sold (exclusive of depreciation)	92.5	92.4	(0.1)	0.1%
Outbound freight and handling	2.4	2.3	(0.1)	4.3%
Warehousing, selling and administrative	12.5	12.3	(0.2)	1.6%
Adjusted EBITDA	$13.1	$10.2	$2.9	28.4%

	Three months ended September 30,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Gross profit (exclusive of depreciation):
Net sales	$120.5	$117.2	$3.3	2.8%
Cost of goods sold (exclusive of depreciation)	92.5	92.4	(0.1)	0.1%
Gross profit (exclusive of depreciation)	$28.0	$24.8	$3.2	12.9%
External sales in the LATAM segment were $120.5 million, an increase of $3.3 million, or 2.8%, for the three months ended September 30, 2020. On a constant currency basis, external net sales increased $23.3 million, or 19.9%, primarily due to higher demand for our products in industrial solutions and certain essential end markets.
Gross profit (exclusive of depreciation) increased $3.2 million, or 12.9%, to $28.0 million for the three months ended September 30, 2020. On a constant currency basis, gross profit (exclusive of depreciation) increased $9.0 million, or 36.3%, due to favorable changes in product mix from industrial solutions and essential end markets. Gross margin increased from 21.2% for the three months ended September 30, 2019 to 23.2% for the three months ended September 30, 2020.
Outbound freight and handling expenses increased $0.1 million, or 4.3%, to $2.4 million for the three months ended September 30, 2020, primarily due to higher sales volumes.
Warehousing, selling and administrative expenses increased $0.2 million, or 1.6%, to $12.5 million for the three months ended September 30, 2020. On a constant currency basis, warehousing, selling and administrative expenses increased $2.4 million, or 19.5%, primarily due to higher bad debt charges and higher variable compensation costs. As a percentage of external sales, warehousing, selling and administrative expenses decreased slightly from 10.5% for the three months ended September 30, 2019 to 10.4% for the three months ended September 30, 2020.
Adjusted EBITDA increased by $2.9 million, or 28.4%, to $13.1 million for the three months ended September 30, 2020. On a constant currency basis, Adjusted EBITDA increased $6.0 million, or 58.8%, primarily due to increased gross profit (exclusive of depreciation) due to higher demand for our products in industrial solutions and certain essential end markets. Adjusted EBITDA margin increased from 8.7% for the three months ended September 30, 2019 to 10.9% for the three months ended September 30, 2020, primarily as a result of higher gross margin.

Results of Operations
The following tables set forth, for the periods indicated, certain statements of operations data, on the basis of reported data for the relevant period.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

	Nine months ended September 30,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Net sales	$6,229.6	$7,131.9	$(902.3)	(12.7)%
Cost of goods sold (exclusive of depreciation)	4,711.9	5,513.3	801.4	(14.5)%
Operating expenses:
Outbound freight and handling	258.1	275.1	17.0	(6.2)%
Warehousing, selling and administrative	770.5	803.4	32.9	(4.1)%
Other operating expenses, net	69.1	258.8	189.7	(73.3)%
Depreciation	123.7	114.5	(9.2)	8.0%
Amortization	45.3	45.1	(0.2)	0.4%
Impairment charges	37.6	7.0	(30.6)	437.1%
Total operating expenses	$1,304.3	$1,503.9	$199.6	(13.3)%
Operating income	$213.4	$114.7	$98.7	86.1%
Other (expense) income:
Interest income	1.7	2.3	(0.6)	(26.1)%
Interest expense	(87.4)	(111.2)	23.8	(21.4)%
Loss on sale of business	(17.9)	—	(17.9)	100.0%
Loss on extinguishment of debt	(1.8)	(0.7)	(1.1)	157.1%
Other expense, net	(7.4)	(17.2)	9.8	(57.0)%
Total other expense	$(112.8)	$(126.8)	$14.0	(11.0)%
Income (loss) from continuing operations before income taxes	100.6	(12.1)	112.7	N/M
Income tax expense from continuing operations	14.0	38.4	24.4	(63.5)%
Net income (loss) from continuing operations	$86.6	$(50.5)	$137.1	N/M
Net income from discontinued operations	$—	$5.4	$(5.4)	(100.0)%
Net income (loss)	$86.6	$(45.1)	$131.7	N/M
Net sales
Net sales were $6,229.6 million for the nine months ended September 30, 2020, a decrease of $902.3 million, or 12.7%, from the nine months ended September 30, 2019. Net sales decreased due to lower demand in the global industrial end markets, the Environmental Sciences divestiture and price deflation. The decrease was partially offset by higher demand for our products in certain essential end markets and the February 2019 Nexeo acquisition in USA, Canada and LATAM segments for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Refer to the “Analysis of Segment Results” for the nine months ended September 30, 2020 for additional information.
Gross profit (exclusive of depreciation)
Gross profit (exclusive of depreciation) decreased $100.9 million, or 6.2%, to $1,517.7 million for the nine months ended September 30, 2020. The decrease in gross profit (exclusive of depreciation) was attributable to lower sales volumes in USA, Canada and EMEA segments due to soft demand across most industrial end markets and the Environmental Sciences divestiture. The decrease was partially offset by favorable changes in product mix from essential end markets. Refer to the “Analysis of Segment Results” for the nine months ended September 30, 2020 for additional information.
Outbound freight and handling
Outbound freight and handling expenses decreased $17.0 million, or 6.2%, to $258.1 million for the nine months ended September 30, 2020, primarily due to lower sales volumes. On a constant currency basis, outbound freight and handling expenses decreased $15.3 million, or 5.6%. Refer to the “Analysis of Segment Results” for the nine months ended September 30, 2020 for additional information.

Warehousing, selling and administrative
Warehousing, selling and administrative expenses decreased $32.9 million, or 4.1%, to $770.5 million for the nine months ended September 30, 2020. On a constant currency basis, warehousing, selling and administrative expenses decreased $25.1 million, or 3.1%, attributable to cost reduction measures across all of our segments. The decrease was partially offset by higher bad debt charges. Refer to the “Analysis of Segment Results” for the nine months ended September 30, 2020 for additional information.
Other operating expenses, net
Other operating expenses, net decreased $189.7 million from $258.8 million for the nine months ended September 30, 2019 to $69.1 million for the nine months ended September 30, 2020. The decrease was primarily due to lower acquisition and integration related expenses, the absence of the saccharin legal settlement, lower employee severance costs and stock-based compensation expense as well as the gain on sale of property, plant and equipment. Refer to “Note 6: Other operating expenses, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Depreciation and amortization
Depreciation expense increased $9.2 million, or 8.0%, to $123.7 million for the nine months ended September 30, 2020 primarily due to the February 2019 Nexeo acquisition.
Amortization expense increased $0.2 million, or 0.4%, to $45.3 million for the nine months ended September 30, 2020 primarily due to the February 2019 Nexeo acquisition.
Impairment charges
Impairment charges of $37.6 million were recorded in the nine months ended September 30, 2020 related to property, plant and equipment in connection with the Company’s decision to cease further investment in, and seek to restructure or exit a contract related to, certain technology assets within the Other segment as well as intangibles and property, plant and equipment in connection with the sale of the industrial spill and emergency response businesses within the USA segment and the announced closure of certain production facilities. Refer to “Note 14: Supplemental balance sheet information” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Interest expense
Interest expense decreased $23.8 million, or 21.4%, to $87.4 million for the nine months ended September 30, 2020 due to lower average outstanding borrowings as well as lower interest rates. Refer to “Note 13: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Loss on sale of business
A loss of $17.9 million was recorded in the nine months ended September 30, 2020 primarily related to the sale of the industrial spill and emergency response businesses, which was completed on September 1, 2020 and the first quarter working capital adjustment on the sale of the Environmental Sciences business, which was completed on December 31, 2019. Refer to “Note 4: Discontinued operations and dispositions” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Loss on extinguishment of debt
Loss on extinguishment of debt of $1.8 million during the nine months ended September 30, 2020 was driven by the partial prepayment of the Term B-3 Loan due 2024. The prior year period included a $0.7 million loss for the nine months ended September 30, 2019 due to the February 2019 amendment of the Senior ABL Facility. Refer to “Note 13: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other expense, net
Other expense, net decreased $9.8 million, or 57.0%, to $7.4 million for the nine months ended September 30, 2020. The decrease was primarily related to gains on undesignated foreign currency derivative instruments as well as the increase in non-operating pension income, partially offset by foreign currency denominated loan revaluation losses. Refer to “Note 8: Other income (expense), net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Income tax expense from continuing operations
Income tax expense was $14.0 million for the nine months ended September 30, 2020, resulting in an effective income tax rate of 13.9%. A discrete tax benefit of $27.5 million was included in the $14.0 million tax expense, primarily attributable to 2019 return to provision adjustments, impairment of unrealizable assets and benefits from provisions under the CARES Act, offset by a reserve for uncertain tax positions. The Company’s effective income tax rate without discrete items was 29.9%, higher than the US federal statutory rate of 21.0% primarily due to the impact of the higher tax rates in foreign jurisdictions, non-deductible expenses and US state income taxes.

Income tax expense was $38.4 million for the nine months ended September 30, 2019, resulting in an effective income tax rate of (317.4)%. A discrete tax benefit of $4.9 million, substantially attributable to the indirect effects of the Nexeo plastics sale, was included in the $38.4 million tax expense. The Company’s effective income tax rate without discrete items was 68.4%, higher than the US federal statutory rate of 21.0%. This is primarily due to the impact of the non-deductible Nexeo related acquisition and integration costs, along with state taxes, foreign rate differential, non-deductible compensation and other expenses, and an increase in the valuation allowance on certain income tax attributes.
Analysis of Segment Results
USA

	Nine months ended September 30,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Net sales:
External customers	$3,781.3	$4,474.6	$(693.3)	(15.5)%
Inter-segment	63.3	77.8	(14.5)	(18.6)%
Total net sales	$3,844.6	$4,552.4	$(707.8)	(15.5)%
Cost of goods sold (exclusive of depreciation)	2,888.4	3,504.9	616.5	(17.6)%
Inventory step-up adjustment (1)	—	5.3	5.3	(100.0)%
Outbound freight and handling	178.9	191.7	12.8	(6.7)%
Warehousing, selling and administrative	475.2	508.8	33.6	(6.6)%
Adjusted EBITDA	$302.1	$352.3	$(50.2)	(14.2)%

	Nine months ended September 30,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Gross profit (exclusive of depreciation):
Net sales	$3,844.6	$4,552.4	$(707.8)	(15.5)%
Cost of goods sold (exclusive of depreciation)	2,888.4	3,504.9	616.5	(17.6)%
Gross profit (exclusive of depreciation)	$956.2	$1,047.5	$(91.3)	(8.7)%
Inventory step-up adjustment (1)	—	5.3	5.3	(100.0)%
Adjusted gross profit (exclusive of depreciation) (1)	$956.2	$1,052.8	$(96.6)	(9.2)%

(1)See definition of adjusted gross profit (exclusive of depreciation) at the end of this Item under “Non-GAAP Financial Measures.” Adjusted gross profit (exclusive of depreciation) excludes the inventory fair value step-up adjustment resulting from our February 2019 Nexeo acquisition.
External sales in the USA segment were $3,781.3 million, a decrease of $693.3 million, or 15.5%, for the nine months ended September 30, 2020. The decrease in external net sales was primarily related to the Environmental Sciences divestiture, lower energy and industrial end market demand and price deflation on certain products partially offset by higher demand for our products in certain essential end markets and the February 2019 Nexeo acquisition.
Gross profit (exclusive of depreciation) decreased $91.3 million, or 8.7%, to $956.2 million for the nine months ended September 30, 2020, primarily due to lower sales volumes due to soft demand across most industrial end markets and the Environmental Sciences divestiture. Gross margin increased from 23.4% for the nine months ended September 30, 2019 to 25.3% for the nine months ended September 30, 2020. The increase was primarily related to favorable changes in product mix from essential end markets.
Outbound freight and handling expenses decreased $12.8 million, or 6.7%, to $178.9 million for the nine months ended September 30, 2020, primarily due to lower sales volumes.
Warehousing, selling and administrative expenses decreased $33.6 million, or 6.6%, to $475.2 million for the nine months ended September 30, 2020, primarily due to the Environmental Sciences divestiture and cost reduction measures, partially offset by higher bad debt charges and incremental expenses related to the February 2019 Nexeo acquisition. As a percentage of external sales, warehousing, selling and administrative expenses increased from 11.4% for the nine months ended September 30, 2019 to 12.6% for the nine months ended September 30, 2020.
Adjusted EBITDA decreased by $50.2 million, or 14.2%, to $302.1 million for the nine months ended September 30, 2020, primarily as a result of lower demand for chemicals and ingredients in most industrial end markets and the Environmental

Sciences divestiture. Adjusted EBITDA margin increased from 7.9% in the nine months ended September 30, 2019 to 8.0% for the nine months ended September 30, 2020, primarily as a result of higher gross margin.
EMEA

	Nine months ended September 30,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Net sales:
External customers	$1,269.3	$1,366.6	$(97.3)	(7.1)%
Inter-segment	2.3	2.6	(0.3)	(11.5)%
Total net sales	$1,271.6	$1,369.2	$(97.6)	(7.1)%
Cost of goods sold (exclusive of depreciation)	950.6	1,044.6	94.0	(9.0)%
Outbound freight and handling	42.8	44.8	2.0	(4.5)%
Warehousing, selling and administrative	164.9	167.6	2.7	(1.6)%
Adjusted EBITDA	$113.3	$112.2	$1.1	1.0%

	Nine months ended September 30,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Gross profit (exclusive of depreciation):
Net sales	$1,271.6	$1,369.2	$(97.6)	(7.1)%
Cost of goods sold (exclusive of depreciation)	950.6	1,044.6	94.0	(9.0)%
Gross profit (exclusive of depreciation)	$321.0	$324.6	$(3.6)	(1.1)%
External sales in the EMEA segment were $1,269.3 million, a decrease of $97.3 million, or 7.1%, for the nine months ended September 30, 2020. On a constant currency basis, external net sales decreased $87.1 million, or 6.4%, primarily due to lower volumes in most end markets, partially offset by strong demand for our products in certain essential end markets.
Gross profit (exclusive of depreciation) decreased $3.6 million, or 1.1%, to $321.0 million in the nine months ended September 30, 2020. On a constant currency basis, gross profit (exclusive of depreciation) decreased $1.6 million, or 0.5%, primarily due to lower sales volumes. Gross margin increased from 23.8% for the nine months ended September 30, 2019 to 25.3% for the nine months ended September 30, 2020, primarily due to favorable changes in product mix.
Outbound freight and handling expenses decreased $2.0 million, or 4.5%, to $42.8 million for the nine months ended September 30, 2020, driven by lower sales volumes.
Warehousing, selling and administrative expenses decreased $2.7 million, or 1.6%, to $164.9 million for the nine months ended September 30, 2020. On a constant currency basis, warehousing, selling and administrative expenses decreased $2.1 million, or 1.3%, primarily due to cost reduction measures, partially offset by higher variable compensation costs and environmental remediation. As a percentage of external sales, warehousing, selling and administrative expenses increased from 12.3% for the nine months ended September 30, 2019 to 13.0% for the nine months ended September 30, 2020.
Adjusted EBITDA increased by $1.1 million, or 1.0%, to $113.3 million for the nine months ended September 30, 2020. On a constant currency basis, Adjusted EBITDA increased $2.6 million, or 2.3%, attributable to the positive impact from demand for our products in certain essential end markets, partially offset by increased market pressures in the pharmaceutical finished goods product line. Adjusted EBITDA margin increased from 8.2% for the nine months ended September 30, 2019 to 8.9% for the nine months ended September 30, 2020.

Canada

	Nine months ended September 30,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Net sales:
External customers	$852.2	$961.6	$(109.4)	(11.4)%
Inter-segment	2.0	4.5	(2.5)	(55.6)%
Total net sales	$854.2	$966.1	$(111.9)	(11.6)%
Cost of goods sold (exclusive of depreciation)	689.6	788.3	98.7	(12.5)%
Outbound freight and handling	29.4	31.8	2.4	(7.5)%
Warehousing, selling and administrative	66.1	68.3	2.2	(3.2)%
Adjusted EBITDA	$69.1	$77.7	$(8.6)	(11.1)%

	Nine months ended September 30,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Gross profit (exclusive of depreciation):
Net sales	$854.2	$966.1	$(111.9)	(11.6)%
Cost of goods sold (exclusive of depreciation)	689.6	788.3	98.7	(12.5)%
Gross profit (exclusive of depreciation)	$164.6	$177.8	$(13.2)	(7.4)%
External sales in the Canada segment were $852.2 million, a decrease of $109.4 million, or 11.4%, for the nine months ended September 30, 2020. On a constant currency basis, external net sales decreased $93.7 million, or 9.7%, primarily related to lower demand from Canada’s energy sector, the Environmental Sciences divestiture and price deflation on certain products. The decrease was partially offset by higher demand for our products in certain essential end markets and the February 2019 Nexeo acquisition.
Gross profit (exclusive of depreciation) decreased $13.2 million, or 7.4%, to $164.6 million for the nine months ended September 30, 2020. On a constant currency basis, gross profit (exclusive of depreciation) decreased $10.2 million, or 5.7%, primarily due to lower demand from Canada's energy sector, the Environmental Sciences divestiture and the write-down of inventory related to a component of the agriculture business, partially offset by favorable changes in product mix from essential end markets. Gross margin increased from 18.5% for the nine months ended September 30, 2019 to 19.3% for the nine months ended September 30, 2020, primarily due to favorable changes in product mix.
Outbound freight and handling expenses decreased $2.4 million, or 7.5%, to $29.4 million for the nine months ended September 30, 2020, primarily due to lower sales volumes.
Warehousing, selling and administrative expenses decreased by $2.2 million, or 3.2%, to $66.1 million for the nine months ended September 30, 2020. On a constant currency basis, warehousing, selling and administrative expenses decreased $1.0 million, or 1.5%, primarily due to cost reduction measures. As a percentage of external sales, warehousing, selling and administrative expenses increased from 7.1% for the nine months ended September 30, 2019 to 7.8% for the nine months ended September 30, 2020.
Adjusted EBITDA decreased by $8.6 million, or 11.1%, to $69.1 million for the nine months ended September 30, 2020. On a constant currency basis, Adjusted EBITDA decreased $7.3 million, or 9.4% primarily as a result of the lower demand from Canada's energy sector, the Environmental Sciences divestiture and the write-down of inventory related to a component of the agriculture business, partially offset by favorable changes in product mix from essential end markets. Adjusted EBITDA margin remained flat at 8.1% for the nine months ended September 30, 2019 to the nine months ended September 30, 2020.

LATAM

	Nine months ended September 30,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Net sales:
External customers	$326.8	$329.1	$(2.3)	(0.7)%
Total net sales(1)	$326.8	$329.1	$(2.3)	(0.7)%
Cost of goods sold (exclusive of depreciation)	250.9	260.4	9.5	(3.6)%
Outbound freight and handling	7.0	6.8	(0.2)	2.9%
Warehousing, selling and administrative	36.8	36.6	(0.2)	0.5%
Brazil VAT charge (1)	0.3	—	0.3	100.0%
Adjusted EBITDA (1)	$32.4	$25.3	$7.1	28.1%

	Nine months ended September 30,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Gross profit (exclusive of depreciation):
Net sales	$326.8	$329.1	$(2.3)	(0.7)%
Cost of goods sold (exclusive of depreciation)	250.9	260.4	9.5	(3.6)%
Gross profit (exclusive of depreciation) (1)	$75.9	$68.7	$7.2	10.5%
Brazil VAT charge (1)	0.4	—	0.4	100.0%
Adjusted gross profit (exclusive of depreciation)	$76.3	$68.7	$7.6	11.1%

(1)Included in net sales and gross profit (exclusive of depreciation) is a $0.4 million Brazil VAT charge recorded during the nine months ended September 30, 2020. The charge of $0.3 million, net of associated fees, is excluded from Adjusted EBITDA. See “Note 17: Commitments and contingencies” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
External sales in the LATAM segment were $326.8 million, a decrease of $2.3 million, or 0.7%, for the nine months ended September 30, 2020. On a constant currency basis, external net sales increased $46.8 million, or 14.2%, primarily due to higher demand for our products in certain essential end markets, the February 2019 Nexeo acquisition and from contributions from the energy sector and Brazilian agriculture sector.
Gross profit (exclusive of depreciation) increased $7.2 million, or 10.5%, to $75.9 million in the nine months ended September 30, 2020. On a constant currency basis, gross profit (exclusive of depreciation) increased $20.7 million, or 30.1%, due to favorable changes in product and end market mix. Gross margin increased from 20.9% for the nine months ended September 30, 2019 to 23.2% for the nine months ended September 30, 2020.
Outbound freight and handling expenses increased $0.2 million, or 2.9%, to $7.0 million for the nine months ended September 30, 2020, primarily due to higher sales volumes.
Warehousing, selling and administrative expenses increased $0.2 million, or 0.5%, to $36.8 million for the nine months ended September 30, 2020. On a constant currency basis, warehousing, selling and administrative expenses increased $6.3 million, or 17.2%, primarily due to higher variable compensation costs and higher bad debt charges. As a percentage of external sales, warehousing, selling and administrative expenses increased from 11.1% for the nine months ended September 30, 2019 to 11.3% for the nine months ended September 30, 2020.
Adjusted EBITDA increased by $7.1 million, or 28.1%, to $32.4 million for the nine months ended September 30, 2020. On a constant currency basis, Adjusted EBITDA increased $13.4 million, or 53.0%, primarily due to increased gross profit (exclusive of depreciation) due to higher demand for our products in certain essential end markets, the energy sector and the Brazilian agriculture sector. Adjusted EBITDA margin increased from 7.7% for the nine months ended September 30, 2019 to 9.9% for the nine months ended September 30, 2020.

Liquidity and Capital Resources
The Company’s primary sources of liquidity are cash generated from its operations and borrowings under our committed North American and European credit facilities (“facilities”). As of September 30, 2020, liquidity for the Company was $730.4 million, comprised of $273.7 million of cash and cash equivalents and $456.7 million of availability under the facilities. These facilities are guaranteed by certain significant subsidiaries and secured by such parties’ eligible trade receivables and inventory with the maximum borrowing capacity under these credit facilities of $1.5 billion and €200 million, respectively. Significant reductions in the Company’s trade receivables and inventory would reduce our availability to access liquidity under these facilities. The Company has no active financial maintenance covenants in its credit agreements, however, there is a springing fixed charge coverage ratio (“FCCR”) under the revolving credit facilities of 1.0x, applicable only if availability is less than or equal to 10% of the borrowing capacity. If the FCCR was applicable, the calculation would have been 4.1x as of September 30, 2020.
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
We expect our 2020 capital expenditures for maintenance, safety and cost improvements and investments in our digital capabilities to be approximately $110 million to $120 million.
We believe funds provided by our primary sources of liquidity will be adequate to meet our liquidity, debt repayment obligations and capital resource needs for at least the next 12 months under current operating conditions.
Cash Flows
The following table presents a summary of our cash flows:

	Nine months ended September 30,
(in millions)	2020	2019
Net cash provided by operating activities	$81.6	$34.2
Net cash used by investing activities	(74.2)	(606.5)
Net cash (used) provided by financing activities	(58.9)	611.3
Effect of exchange rate changes on cash and cash equivalents	(5.1)	(26.0)
Net (decrease) increase in cash and cash equivalents	$(56.6)	$13.0
Cash Provided by Operating Activities
Cash provided by operating activities increased $47.4 million to $81.6 million for the nine months ended September 30, 2020 from $34.2 million for the nine months ended September 30, 2019, primarily due to changes in net income, exclusive of non-cash items and other, net, partially offset by changes in trade working capital and prepaid expenses and other current assets. The change in net income, exclusive of non-cash items provided net cash inflows of $163.6 million from cash inflows of $328.1 million and $164.5 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. Refer to “Results of Operations” above for additional information.
The change in trade working capital, which includes trade accounts receivable, net, inventories and trade accounts payable, was a cash outflow of $150.6 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Cash outflows year-over-year from trade accounts receivable, net is primarily attributable to the timing of customer payments year-over-year. The year-over-year cash outflows related to trade accounts payable are primarily attributable to the timing of vendor payments. Inventory cash inflows on a year-over-year basis were primarily related to reductions in the USA segment inventories due to reduced sales volumes.
The remaining cash inflows primarily represent payment timing differences for other assets and liabilities.
Cash Used by Investing Activities
Cash used by investing activities decreased $532.3 million to $74.2 million for the nine months ended September 30, 2020 from $606.5 million for the nine months ended September 30, 2019. The decrease is primarily related to the acquisition of the Nexeo business in 2019, net of the proceeds received for the sale and disposition of Nexeo Plastics. Refer to “Note 3: Business combinations” and “Note 4: Discontinued operations and dispositions” in Item 1 of this Quarterly Report on Form 10-Q for additional information related to the Company's acquisitions and dispositions.
The decrease in cash used by investing activities was partially offset by a current year purchase of an operating site.
Cash (Used) Provided by Financing Activities
Cash (used) provided by financing activities decreased $670.2 million to cash used of $58.9 million for the nine months ended September 30, 2020 from cash provided of $611.3 million for the nine months ended September 30, 2019. The decrease in financing cash flows is primarily due to the prior year increase in debt used to finance the February 2019 Nexeo acquisition. The decrease was partially offset by cash inflows attributable to lower repayments of long-term debt during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Refer to “Note 13: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Off-Balance Sheet Arrangements
There were no material changes in the Company’s off-balance sheet arrangements since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Contractual Obligations and Commitments
There were no material changes in the Company’s contractual obligations and commitments since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, other than as disclosed in “Note 13: Debt” to the condensed consolidated financial statements as of and for the three and nine-month periods ended September 30, 2020.
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
Any forward-looking statements represent our views only as of the date of this report and should not be relied upon as representing our views as of any subsequent date, and we undertake no obligation, other than as may be required by law, to update any forward-looking statement. We caution you that forward-looking statements are not guarantees of future performance and that our actual performance may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Forward-looking statements include, but are not limited to, statements about:
•the impact of the COVID-19 pandemic and economic conditions on our end markets, operations, financial condition and operating results;
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
Potential factors that could affect such forward-looking statements include, among others:
•the sustained geographic spread of the COVID-19 pandemic, the duration and severity of the COVID-19 pandemic, current and new actions that may be taken by governmental authorities to address or otherwise mitigate the impact of the COVID-19 pandemic, the potential negative impacts of COVID-19 on the global economy and our customers and suppliers, and the overall impact of the COVID-19 pandemic on our business, results of operations and financial condition;
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
Non-GAAP Financial Measures
We monitor the results of our reportable segments separately for the purposes of making decisions about resource allocation and performance assessment. We evaluate performance using Adjusted EBITDA. We define Adjusted EBITDA as consolidated net income (loss), plus the sum of net (loss) income from discontinued operations, net interest expense, income tax expense (benefit), depreciation, amortization, impairment charges, loss on extinguishment of debt, other operating expenses, net (see “Note 6: Other operating expenses, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information) and other income (expense), net (see “Note 8: Other income (expense), net” in Item 1 of this Quarterly Report on Form 10-Q for additional information). Adjusted EBITDA also includes an adjustment to remove a Brazil VAT charge for 2020 and an inventory step-up adjustment for 2019. For a reconciliation of the non-GAAP financial measures to its most comparable GAAP measure, see “Analysis of Segment Results” within this Item and for a reconciliation of net income (loss) to Adjusted EBITDA, the most directly comparable measure calculated in accordance with GAAP, see “Note 19: Segments” to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

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
•Adjusted gross profit (exclusive of depreciation): net sales less cost of goods sold (exclusive of depreciation) plus Brazil VAT charge and inventory step-up adjustment;
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
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation as of September 30, 2020 of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer concluded the Company’s disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.
OTHER INFORMATION
Item 1.        Legal Proceedings
Information pertaining to legal proceedings can be found in Note 17 to the interim condensed consolidated financial statements included in Part I, Financial Statements of this report.
Item 1A.     Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.         Defaults upon Senior Securities
None.

Item 4.         Mine Safety Disclosures
None.
Item 5.         Other Information
On or about November 2, 2020, Univar Solutions entered into new severance and change in control agreements (the “Severance Agreements”) with certain of its executive officers (the “Officers”), including the following named executive officers of the Company: David C. Jukes, President and Chief Executive Officer and Carl J. Lukach Executive Vice President, Corporate Development.
The Severance Agreements, which replace and supersede their prior agreements, generally provide that, if the Officer’s employment is terminated by the Company without Cause or the Officer terminates his employment with the Company for Good Reason, the Officer will generally receive a severance payment equal to (i) for the Chief Executive Officer, eighteen (18) months of the Officer’s annual base salary, and; twelve (12) months for the other Officers; plus (ii) the Officer’s target bonus for the year of termination, plus (iii) a pro rata portion of the Officer’s actual bonus for the year of termination. If during a Protection Window (i.e., upon or within three (3) months prior to, or twenty-four (24) months after, a Change in Control), the Officer’s employment is terminated by the Company without Cause or the Officer terminates his employment with the Company for Good Reason, the Officer will generally receive a severance payment equal to (i) for the Chief Executive Officer, thirty (30) months of the Officer’s annual base salary, and; twenty four (24) months for the other Officers; plus (ii) for the Chief Executive Officer, two hundred and fifty percent (250%) of the target bonus for the year of termination, and; two hundred percent (200%) for the other Officers, plus (iii) a pro rata portion of the Officer’s target bonus for the year of termination. In addition, under each of the termination scenarios described above, the Officer will be entitled to continue to receive the medical and dental coverage provided by the Company as of the Officer’s termination date for eighteen months following termination, with monthly premium payments for such coverage paid for by the Officer. The Officer must also sign a release of claims in favor of the Company to receive the severance benefits described above. Each Officer is also subject to non-competition and non-solicitation requirements for eighteen (18) months following his termination of employment.
The terms and conditions are described in more detail in the standard form severance and change in control agreement, which is attached as Exhibit 10.1 and incorporated by reference. Capitalized terms used herein and not otherwise defined have the meaning given in the Severance Agreement.
On October 28, 2020, the Board approved a standard form of Indemnification Agreement for executive officers of the Company, which indemnification agreement, among other matters, is intended to provide indemnification rights to the fullest extent permitted under applicable law. The Company’s form of indemnification agreement is attached as Exhibit 10.2 and incorporated by reference.

Item 6.         Exhibits

Exhibit Number	Exhibit Description

10.1*†	Form of Severance and Change in Control Agreement by and Between Univar Solutions Inc. and Certain Executives.

10.2*	Form of Indemnification Agreement by and Between Univar Solutions Inc. and Certain Executives.

10.3†
Alternative Release and Amendment to Severance and Change in Control Agreement, dated as of August 5, 2020, by and between the Company and Mark Fisher, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Univar Solutions Inc., filed on August 6, 2020.

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
Date: November 5, 2020

By:	/s/ Nicholas W. Alexos
Nicholas W. Alexos Executive Vice President and Chief Financial Officer
Date: November 5, 2020