Form 10-K
period 2020-12-31
Univar Solutions Inc.
filed 2021-02-25
CIK 1494319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
Form 10-K
  __________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
Aggregate market value of common stock held by non-affiliates of registrant on June 30, 2020: $2.8 billion (see Item 12, under Part III hereof), based on a closing price of registrant’s Common Stock of $16.86 per share.
At February 11, 2021, 169,388,143 shares of the registrant’s common stock, $0.01 par value, were outstanding.
Documents Incorporated by Reference
Certain portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2021 and to be filed within 120 days after the registrant’s fiscal year ended December 31, 2020 (hereinafter referred to as “Proxy Statement”) are incorporated by reference into Part III.

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
Any forward-looking statements represent our views only as of the date of this report and should not be relied upon as representing our views as of any subsequent date, and we undertake no obligation, other than as may be required by law, to update any forward-looking statement. We caution you that forward-looking statements are not guarantees of future performance and that our actual performance may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. Forward-looking statements include, but are not limited to, statements about:
•the impact of the coronavirus (COVID-19) pandemic and economic conditions on our end markets, operations, financial condition and operating results;
•our expense control and cost reduction plans and other strategic plans and initiatives;
•our ability to solve customer technical challenges and accelerate product development cycles;
•demand for products, systems and services that meet growing customer sustainability standards, expectations and preferences and our ability to provide such products, systems and services to maintain our competitive position;
•our ability to sell specialty products at higher profit;
•our human capital management strategies;
•the continuation of the trend of outsourcing of chemical distribution by chemical manufacturers;
•significant factors that may adversely affect us and our industry;
•the outcome and effect of ongoing and future legal proceedings;
•market conditions and outlook;
•our liquidity outlook and the funding thereof, and cash requirements and adequacy of resources to fund them;
•future contributions to, and withdrawal liability in connection with, our pension plans and cash payments for postretirement benefits;
•future capital expenditures and investments; and
•the impact of ongoing tax guidance and interpretations.
Potential factors that could affect such forward-looking statements include, among others:
•general economic conditions, particularly fluctuations in industrial production and consumption and the timing and extent of economic downturns;
•the sustained geographic spread of the COVID-19 pandemic, the duration and severity of the COVID-19 pandemic, current and new actions that may be taken by governmental authorities to address or otherwise mitigate the impact of the COVID-19 pandemic, the potential negative impacts of COVID-19 on the global economy and our employees, customers, vendors and suppliers, and the overall impact of the COVID-19 pandemic on our business, results of operations and financial condition;
•significant changes in the business strategies of producers or in the operations of our customers;
•increased competitive pressures, including as a result of competitor consolidation;
•significant changes in the pricing, demand and availability of chemicals;
•our indebtedness, the restrictions imposed by, and costs associated with, our debt instruments, and our ability to obtain additional financing;
•the broad spectrum of laws and regulations that we are subject to, including extensive environmental, health and safety laws and regulations;
•potential business disruptions and security breaches, including cybersecurity incidents;
•an inability to generate sufficient working capital;

•increases in transportation and fuel costs and changes in our relationship with third party providers;
•accidents, safety failures, environmental damage, product quality issues, delivery failures or hazards and risks related to our operations and the hazardous materials we handle;
•potential inability to obtain adequate insurance coverage;
•ongoing litigation, potential product liability claims and recalls, and other environmental, legal and regulatory risks;
•challenges associated with international operations;
•exposure to interest rate and currency fluctuations;
•risks associated with integration of legacy business systems;
•possible impairment of goodwill and intangible assets;
•an inability to integrate the business and systems of companies we acquire, including failure to realize the anticipated benefits of such acquisitions;
•negative developments affecting our pension plans and multi-employer pensions;
•labor disruptions associated with the unionized portion of our workforce; and
•the other factors described in “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

PART I
ITEM 1.    BUSINESS
General
We are a leading global chemical and ingredient distributor and provider of value-added services to customers across a wide range of diverse industries. We purchase chemicals and ingredients from thousands of chemical producers worldwide to warehouse, repackage, blend, dilute, transport and sell those chemicals to more than 100,000 customer locations across approximately 125 countries. We operate an extensive worldwide chemical and ingredient distribution network, comprised of more than 600 facilities and serviced by hundreds of tractors, railcars, tankers and trailers operating daily through our facilities.
Chemical and ingredient producers rely on us to warehouse, repackage, transport, and sell their products as a way to expand their market access, enhance their geographic reach, lower their cost to serve, and grow their business. Customers who purchase products and services from us benefit from a lower total cost of ownership, as they are able to simplify their chemical sourcing process by outsourcing functions to us such as “just-in-time delivery,” product availability and selection, packaging, mixing, blending and technical expertise. They also rely on us for safe and secure delivery and off-loading of chemicals compliant with increasing local and federal regulations.
Originally formed in 1924 as a brokerage business and through the continued expansion with various acquisitions, we were acquired in 2007 by investment funds advised by CVC Capital Partners Advisory (US), Inc. and in 2010 by investment funds controlled by Clayton, Dubilier & Rice, LLC. We closed our initial public offering on June 23, 2015. As of September 30, 2019, all of the foregoing investment funds had fully divested or reduced ownership in the Company and are no longer considered significant stockholders.
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
Recent Developments
On September 1, 2020, we sold our industrial spill and emergency response businesses to EnviroServe Inc. and on November 30, 2020, we sold our Canadian Agriculture services business.
On December 18, 2020, we acquired a business of Zhuhai Techi Chem Silicone Industry Corporation (“Techi Chem”), a leading distributor of specialty silicone solutions used primarily for the coatings, adhesives, sealants, and elastomers (CASE) market within the China marketplace.
At the beginning of the fourth quarter of 2020, the Company decided to wind down its Canadian Agriculture wholesale distribution business, which was operationally completed by December 31, 2020 when all of the inventory had been sold.
See “Note 3: Business combinations” and “Note 4: Discontinued operations and dispositions” in Item 8 of this Annual Report on Form 10-K for additional information.
Our Segments
Our business is organized and managed in four geographical segments: Univar Solutions USA (“USA”), Univar Solutions Europe and the Middle East and Africa (“EMEA”), Univar Solutions Canada (“Canada”), and Univar Solutions Latin America (“LATAM”), which includes developing businesses in Latin America (including Brazil and Mexico) and the Asia-Pacific region. For additional information on our geographical segments, see “Note 23: Segments” in Item 8 of this Annual Report on Form 10-K.

The following graph reflects the breakdown by segment of our 2020 consolidated net sales of $8.3 billion.

Univar Solutions Consolidated 2020 Net Sales

LATAM: 5%
Canada: 13%
EMEA: 20%
USA: 62%

USA
We are the largest distributor of commodity and specialty chemicals and ingredients with a centralized network in the US. With locations spanning the US, our personnel are strategically located where customers and suppliers need them and are ready to provide agile, reliable support for our customers' business needs. In addition to our broad chemical and ingredients offering, we offer specialized services to a wide range of end markets, touching a majority of the manufacturing and industrial production sectors in the US and all of the Company's end markets. Our Solution Centers provide value-added laboratory services and blending, mixing and packaging capabilities.
Our sales force is deployed through specialized account management across the US to serve our focused customer end markets and through a geographic sales district model to support the local and bulk chemical distribution and services end markets. We repackage and blend bulk chemicals for shipment by our transportation fleet as well as common carriers and utilize our network of terminal and supply locations to optimize bulk shipment deliveries. We believe our close proximity to customers, combined with our extensive product knowledge and end market expertise, serve as a competitive advantage.
EMEA
We maintain a strong presence in the United Kingdom and continental Europe with sales offices in 20 countries. We also have two sales offices in the Middle East and Africa and maintain Solution Centers throughout the EMEA region.
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
Canada
Our Canadian operations are regionally focused through sales offices, Solution Centers and distribution sites with a sales force supplying a broad offering of commodity and specialty chemicals and services across a wide range of end markets. In Eastern Canada, we have deep product knowledge in end markets such as food ingredients, beauty and personal care, pharmaceutical ingredients, coatings and adhesives, and chemical manufacturing as well as homecare and industrial cleaning, energy and mining. In Western Canada, our deep end market expertise in forestry and energy (e.g., midstream gas pipeline, oil sands processing and oil refining) complements our offerings across other end markets. While we wound down our agriculture wholesale distribution business at the end of the 2020 season, we remain active in the agriculture end market developing biological crop nutrition solutions for Canadian growers via NexusBioAg.

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
Product and End Markets
We source and inventory chemicals and ingredients in large quantities such as barge loads, railcars or full truck loads from chemical and ingredient producers and break down the bulk quantities to repackage, sell and distribute smaller quantities to our customers.
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
In the first quarter of 2020, we organized our product portfolio offering into the following end markets: Industrial Solutions, Consumer Solutions, General Industrial, Refining & Chemical Processing and Services and Other Markets. A further description of these end markets is as follows:
Industrial Solutions
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
Consumer Solutions
•Pharmaceutical Ingredients and Finished Products. Our portfolio includes products along the medicinal production chain, where we offer a broad portfolio of excipients, solvents, reactants, active pharmaceutical ingredients and intermediates to pharmaceutical ingredient producers.
•Beauty and Personal Care. We are a full-line distributor in the beauty and personal care industry, providing a wide variety of specialty and basic chemicals and ingredients used in skin and hair care products.
•Food Ingredients and Products. We distribute a diverse portfolio of commodity and specialty products that are sold into the food industry. The major food and beverage markets we serve are meat processing, baked goods, dairy, grain mill products, processed foods, carbonated soft drinks, fruit drinks and alcoholic beverages.
General Industrial
•Chemical Manufacturing. We distribute a full suite of chemical products in support of the chemical manufacturing industry (organic, inorganic and polymer chemistries).
•Agricultural. During 2020, in Canada we were a wholesale distributor of crop protection products to independent retailers and specialty applicators. In addition, we provided storage, packaging and logistics services for major crop protection companies. However, in the fourth quarter of 2020, we sold the Canadian Agriculture services business and shut down the Canadian Agriculture wholesale distribution business. This will allow us to focus our efforts in the Canadian agriculture end market on serving growers' crop nutrition needs with inoculants, micronutrients, nitrogen stabilizers and foliar products.
•Industrial and Municipal Water Treatment. We provide the chemistries and products used to sanitize, balance and supplement municipal and industrial water.

•Forestry, Lumber, Paper. We serve the forest industry in the US and Canada, supplying a complete range of chemical products for use at all stages of production, from sap stain prevention to pulp and paper manufacturing.
•Mining. Within the mining industry in the US and Canada we provide the chemistries necessary to leach ore body as well as balance and manage tailing ponds and mining water sources.
Refining & Chemical Processing
•Energy (up, mid and downstream). We provide chemicals and service to offshore production, midstream pipeline and downstream refinery operators primarily in the US and Canada, including oil sands production. We also service the upstream US shale hydraulic-fracturing sector by providing bulk chemicals to drill sites.
Services & Other Markets
•Chemical Waste Removal. Our ChemCare waste management business collects both hazardous and non-hazardous waste products at customer locations in the US and Canada, and then works with select vendors in the waste disposal business to safely transport these materials to licensed third party treatment, storage and disposal facilities.
•Inventory Management. We manage our inventory in order to meet customer demands on short notice whenever possible. Our value as a channel partner of chemical producers also enables us to obtain access to chemicals in times of short supply, when smaller chemical distributors may not be able to obtain or maintain stock. Further, our global distribution network permits us to stock products locally to enhance “just-in-time” delivery, providing outsourced inventory management to our customers in a variety of end markets.
•Mixing, Blending and Repackaging. We provide a full suite of blending and repackaging services for our customers across diverse industries. Additionally, we can fulfill small orders through our repackaging services, enabling customers to maintain smaller inventories.
•Specialized Formulation and Blending. Leveraging our technical expertise, we are able to utilize our blending and mixing capabilities to create specialty chemical formulations to meet specific customer performance demands for products.

2020 Consolidated Net Sales by End Market

Services & Other Markets: 12%
Industrial Solutions: 30%
Refining & Chemical Processing: 8%
Consumer Solutions: 20%
General Industrial: 30%

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
Suppliers
We source materials from thousands of producers around the globe and we typically maintain relationships with multiple producers in order to protect against disruption in supply and distribution logistics, as well as to ensure competitive pricing of our supply. For the year ended December 31, 2020, our 10 largest producers accounted for approximately 32% of our total chemical purchases.
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
Many other chemical distributors operate on a regional, national or local basis and may have a strong relationship with local producers and customers that may give them a competitive advantage in their local market, while others are niche players which focus on a specific end market, either industry or product-based. In addition to Brenntag, some of our regional competitors in North America include Helm America, Hydrite Chemical, Azelis, IMCD and Barentz and some of our regional competitors in Europe include Azelis, Helm, Barentz and IMCD.
Chemical and ingredient producers may also sell their products through a direct sales force, digital marketplace or multiple chemical distributors, limit their use of third party distributors, particularly with respect to higher margin products, or partner with other chemical and ingredient producers for distribution. Each of which could impact our competitive position.
Human Capital Management
As of December 31, 2020, we had approximately 9,457 employees on a full-time equivalent basis worldwide, with 5,360 represented in the USA, 2,252 in EMEA, 678 in Canada and 1,167 in LATAM. We had 302 senior leaders, nine of which represent executive officers of the Company, and 1,595 people managers. Based on self-identification data, 34.8% of employees are female and 64.3% are male. Of our people managers, 32% are female and 67.5% are male. At the director and above level, 24.2% are female and 75.8% are male. In the US, 17.8% of our people managers are racially and ethnically diverse. Of our 10 members of the Board of Directors, 20% are female, 80% are male, 10% Black/African American and 90% White. As of December 31, 2020, approximately 24% of our labor force is covered by a collective bargaining agreement, including approximately 12%, 46% and 23% of our labor force in the US, Europe and Canada, respectively.

In our efforts to drive continued growth and increased profitability, we are intently focused on building a place that attracts top talent and develops the skills necessary to drive differentiation for our business. We have developed key recruitment and retention strategies that guide our human capital management approach as part of the overall management of our business. These strategies are advanced through a number of programs and initiatives as outlined below:
Employee Hiring Practices. We recruit the best people for the job regardless of race, color, nationality, gender, age, disability, sexual orientation or any other status protected by law and it is our policy to comply fully with all domestic, foreign and local laws relating to discrimination in the workplace.
Employee Compensation. Our compensation programs are designed to align the compensation of our employees with the Company’s performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. We engage nationally recognized outside compensation and benefits consulting firms to independently evaluate the effectiveness of our executive compensation and benefit programs and to provide benchmarking against our peers within the industry. The Company's executive compensation programs blend base salary, short-term cash incentives and long-term equity awards in a structure that encourages alignment with shareholder interests. We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location. Full-time US employees are eligible for health, dental and vision insurance, paid and unpaid leaves, 401(K) plan, life and disability/accident coverage. Employees outside of the US are eligible for a variety of supplemental benefits based on local markets practices and all employees worldwide are eligible for an Employee Assistance Program.
Training and Development. Employees have access to on-demand learning resources for their own professional development on a range of diverse topics such as digital transformation skills, professional effectiveness, diversity, equity and inclusion, business skills, productivity and collaboration tools to leadership development. Our internal programs range from multi-day, instructor-led trainings to short, on-demand eLearning programs. As appropriate, additional training hours are delivered and monitored locally, often focusing on material handling and safety for specific roles. We regularly conduct anonymous employee engagement surveys to gauge our progress and identify the areas where we excel and areas for improvement in the employee experience. The results of these engagement surveys are shared with individual managers, who are then tasked with taking action based on their employees' anonymous feedback.
Performance Management. Career development planning resources are available to all employees. Our performance management process is designed to help ensure priorities are clear, provide a framework for ongoing feedback and coaching, document accountability, provide a focus on living our values, communicate the expectation of how we work together and identify opportunities for development to improve in an individual's current role and prepare for future roles.
Health and Safety. Our Company is serious about safety and this is embedded in our global operations. Specific initiatives include, among others, data driven and causality-based accident prevention work, improved process and facility controls, mandatory general education and role specific safety training, joint management-worker health and safety committees, safety audits, incident investigation and improvement measures. 2020 was our safest year on record with a Total Case Incident Rate, the rate of recordable injuries per 200,000 hours worked, of 0.36, significantly below our global target of 0.68.
Our efforts to ensure the safety of our employees during the COVID-19 pandemic included implementing contingency and continuity plans to help position the Company to respond effectively and efficiently to identified risks, safe work practices in accordance with the guidance provided by both the World Health Organization (WHO) and the US Centers for Disease Control and Prevention (CDC), and flexible working policies. In addition, we leveraged technology to enable approximately 5,000 employees to transition to remote working in a short time frame and enhanced sanitation and hygiene practices at our office and branch locations.
Diversity, Equity & Inclusion (DEI). The Company is committed to fostering a safe, collaborative, supporting and respectful environment that values diverse perspectives, mitigates unconscious bias and enables a culture where employees are able to bring their authentic self to work. In the past year we increased our score on the Human Rights Campaign Corporate Equality Index from 85 in 2019 to 100 in 2020.
In 2020, we launched an Office of Inclusion made up of employee volunteers with interest and aptitude in advancing DEI, a Global Inclusion Council made up of a cross section of business leaders and DEI stakeholders to direct global strategy and areas of focus, and regional Councils for the USA and Canada to help align focus and guide customized programming to meet local needs. In addition, we had a total of 7 Employee Resource Networks, including the Ability Network (focused on employees with visible and invisible disabilities), the Black African American Leadership Network, the Canada Indigenous Network, the Hispanic or Latinx Network, the LGBT+ Network, the Veterans Network and the Women’s Inclusion Network. The employee participation in these collective networks exceeded 1,300 employees globally.
Regulatory Matters
We operate in a number of jurisdictions and are subject to numerous international, federal, state and local laws and regulations covering a wide variety of subject matters. We are subject to extensive environmental, health and safety laws and regulations in multiple jurisdictions because we blend, manage, handle, store, sell, transport and arrange for the disposal of chemicals, hazardous materials and hazardous waste. These include, without limitation, laws regulating discharges of hazardous substances into the soil, air and water, blending, managing, handling, storing, selling, transporting and disposing of hazardous substances, investigation and remediation of contaminated properties and protecting the safety of our employees and others. Some of these laws and regulations include the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund), the Toxic Substances Control Act (TSCA), the Resource Conservation and Recovery Act (RCRA), Registration, Evaluation, Authorization and Restriction of Chemicals (REACH), among others. Some of our operations are required to hold environmental permits and licenses to be compliant and certain of our services businesses are also impacted by these laws.
In addition to environmental laws and regulations, we are subject to various laws and regulations around the world. For example, our business is subject to competition laws in the various jurisdictions where we operate, including the Sherman Antitrust Act and related federal and state antitrust laws in the United States, as well as similar foreign laws and regulations. These laws and regulations generally prohibit competitors from fixing prices, boycotting competitors, or engaging in other conduct that unreasonably restrains competition, and such laws and regulations may impact potential business relationships or transactions with third parties in the future. The Company is also required to comply with increasingly complex and changing laws and regulations enacted to protect business and personal data in the United States and other jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, use, transmission and protection of personal information and other consumer, customer, vendor or employee data. Further, an increasing number of laws and regulations focused on hazardous products and substances could also impact our ability to distribute and sell certain products or require significant capital expenditures to meet regulatory requirements. With respect to the laws and regulations noted above, as well as other applicable laws and regulations, the Company's compliance programs may under certain circumstances involve material investments in the form of additional processes, training, personnel, information technology and capital.
Information related to government regulation applicable to our business is included in this Annual Report on Form 10-K, including: (i) Part I, Item 1A - Risk Factors; (ii) Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (iii) “Note 2: Significant accounting policies” and “Note 21: Commitments and contingencies” in Item 8 of this Annual Report on Form 10-K.
Sustainability
We expect that there will be a continued increase in demand for products, systems and services that meet growing customer sustainability standards, expectations and preferences. We recognize that our ability to continue to provide these products and services requires our business to further advance environmentally and socially responsible means of operating, reflecting the challenges and opportunities presented through increased legal requirements, climate parameters and market developments. We believe that use of the precautionary principle is a key directive of responsible environmental and social governance and is an important factor in the journey toward a more sustainable future.
We demonstrate our commitment through our global sustainability goals, which help us focus on reducing our contribution to global climate change while addressing remediation. In 2018, we became a signatory to the United Nations Global Compact, reaffirming our ongoing commitments to responsible business, and in 2019 adopted ‘Advancing a Circular Economy’ as a goal to 2021.
We continue to implement the principles set out in our Global Sustainability Policy, working together in the spirit of our guiding principles to minimize environmental impacts and promote resource conservation. To ensure that Univar Solutions maintains its course on the journey toward a more sustainable future, it is crucial that our efforts remain material and allow us to deliver value to all stakeholders.
We continue to improve Environmental, Social and Governance (“ESG”) initiatives and disclosures throughout our business. In conjunction with support from management, we incorporate ESG initiatives into our business values and priorities of safety, sustainability and value creation. We emphasize constant improvement by continually striving to improve our industry leading safety record, reducing our environmental impact, and increasing transparency. In 2020, we demonstrated our ongoing commitment to ESG practices with 7% of net sales related to food ingredients and products, 6% of net sales related to homecare and industrial cleaning and 4% of net sales related to industrial and municipal water treatment.
Intellectual Property
We consider intellectual property, particularly trade secrets and proprietary technology, as important to our success. We hold some patents and own numerous trademarks in multiple jurisdictions. Further, we have various patent and trademark applications pending in jurisdictions worldwide. Although we consider our patents, trademarks, copyrights and trade secrets to constitute valuable assets, we do not regard any of our businesses as being materially dependent upon an individual patent, trademark, copyright or trade secret.

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
Dissemination of Company Information
We intend to make future announcements regarding Company developments and financial performance through our website, www.univarsolutions.com, as well as through press releases, filings with the Securities and Exchange Commission, conference calls and webcasts.
Item 1A.    RISK FACTORS
The following are certain risk factors that could affect our business, financial condition and results of operations. These risk factors should be considered along with the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results or financial condition to differ materially from those projected in forward-looking statements. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. The following discussion is not an all-inclusive listing of risks, although we believe these are the more material risks that we face. If any of the following occur, our business, financial condition and results of operations could be adversely affected.
Business and Economic Risks
We are affected by general economic conditions, particularly fluctuations in industrial production and consumption, and an economic downturn could adversely affect business, financial condition and results of operations.
We sell chemicals that are used in manufacturing processes and as components of or ingredients in other products. Our sales are correlated with and affected by fluctuations in the levels of industrial production, manufacturing output, and general economic activity. For example, demand for our oil, gas and mining products and services is affected by factors such as the level of exploration, drilling, development and production activity of, and the corresponding capital spending by, oil, gas and mining companies and oilfield service providers, and trends in oil, gas and mineral prices. Additionally, the increasing focus on the potential effects of climate change could result in the restriction, delay or cancellation of drilling programs or development or production activities by fossil-fuel providers, which would curtail the supply of various organic chemicals that we distribute to a broad array of end markets. Producers of commodity and specialty chemicals are likely to reduce their output in periods of significant contraction in industrial and consumer demand, while demand for the products we distribute depends largely on trends in demand in the end markets our customers serve. A majority of our sales are in North America and Europe and our business is therefore susceptible to downturns in those economies as well as, to a lesser extent, the economies in the rest of the world.
Our profit margins, as well as overall demand for our products and services, could decline as a result of a large number of factors outside our control, including the impact of the COVID-19 pandemic, economic recessions, reduced customer demand (whether due to changes in production processes, consumer preferences, the industries in which the customer operates, laws and regulations affecting the chemicals industry and the manner in which they are enforced, or other factors), inflation, fluctuations in interest and currency exchange rates, and changes in the fiscal or monetary policies of governments in the regions in which we operate. For example, the COVID-19 pandemic caused growth in certain of our end markets such as in Homecare and Industrial Cleaning and Pharmaceuticals, while other end markets such as the upstream refining market, remained depressed.
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
The novel coronavirus identified in China in late 2019 has spread globally and has resulted in authorities implementing numerous measures to try to contain the virus, including travel restrictions, quarantines, shelter in place orders, and shutdowns. These measures have adversely impacted and may further adversely impact our workforce and operations and those of our customers, vendors and suppliers by, among other things, causing facility closures, production delays and capacity limitations; disrupting our supply chain and reducing the availability of products; straining our supply chain as a result of increased demand for certain of our products; reducing the demand for certain of our products; affecting the collectability of our accounts receivable; disrupting the transport of products from our supply chain to us and from us to our customers and causing delays; restricting our operations and sales, marketing and distribution efforts; and delaying the implementation of our strategic plans and initiatives. For additional disclosures on the effect of the pandemic on our business, see "Market Conditions and Outlook" in Item 7 of this Annual Report on Form 10-K. The COVID-19 pandemic has also caused disruption in the capital markets and could make financing more difficult and/or expensive to obtain in the short term. To the extent that the Company and its employees, customers, vendors and suppliers continue to be impacted by the COVID-19 pandemic, this could materially interrupt the Company’s business operations and have a material adverse effect on our financial condition and results of operations.
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
As permitted and where possible, we will endeavor to have our business-critical employees return to working from our offices and facilities, at least partially. This could result in an increased COVID-19 positivity rate amongst our employee population and could result in an increased volume of workers compensation claims. In addition, employee relations challenges may arise as we work to balance business needs with employee preferences on remote working arrangements.
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
Significant changes in the business strategies of producers or in the operations of our customers could adversely affect our business, financial condition and results of operations.
Significant changes in the business strategies of producers could disrupt our supply. Large chemical manufacturers may elect to sell certain products (or products in certain regions) directly to customers or utilize digital marketplaces, bypassing distributors such as us. While we do not believe that our results depend materially on access to any individual producer’s products, a reversal of the trend toward more active use of distributors would likely result in increasing margin pressure or products becoming unavailable to us.
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
Accidents, safety failures, environmental damage, product quality issues, delivery failures or hazards and risks relate to our operations and the hazardous materials we blend, manage, handle, store, sell, transport or dispose of could damage our reputation and result in substantial damages or remedial obligations.
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

Our balance sheet includes significant goodwill and intangible assets, the impairment of which could affect our future financial condition and results of operations.
We carry significant goodwill and intangible assets on our balance sheet. As of December 31, 2020, our goodwill and intangible assets totaled approximately $2.3 billion and $0.3 billion, respectively. At least annually, the Company assesses goodwill for impairment. If testing indicates that goodwill is impaired, the carrying value is written down based on fair value with a charge against earnings. Where the Company utilizes a discounted cash flow methodology in determining fair value, weakened demand for a specific product line or business could result in an impairment. Intangible assets are amortized for book purposes over their respective useful lives and are tested for impairment if any event occurs or circumstances change that indicates that carrying value may not be recoverable. Accordingly, any determination requiring the write-off of a significant portion of goodwill or intangible assets could negatively impact the Company's financial condition and results of operations. See “Note 15: Goodwill and intangible assets” in Item 8 of this Annual Report on Form 10-K for a discussion of our 2020 impairment review.
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
Risks Related to Technology
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
Cyber-attacks or security breaches could compromise confidential, business critical information, cause a disruption in the Company’s operations or harm the Company’s reputation. Additionally, the increase in remote working as a result of the COVID-19 pandemic may also result in increased cyber-security and fraud risks. While the Company has a comprehensive cyber-security program that is continuously reviewed, maintained and upgraded, there can be no assurance that such procedures, controls, and intelligence will be sufficient to prevent security breaches from occurring. If any security breaches were to occur, they could lead to losses of sensitive information, critical infrastructure or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations or cash flows, and could result in claims being brought against us.
The integration of our business systems may negatively impact our business, financial condition and results of operations.
We are currently in the process of integrating our legacy business systems into the legacy Nexeo business systems (the “Systems Integration”). The Systems Integration is anticipated to be completed by year end of 2021. Since we will process and reconcile our information from multiple systems until the Systems Integration is complete, the chance of errors is greater. Inconsistencies in the information from multiple systems could adversely impact our ability to manage our business efficiently and may result in heightened risk to our ability to maintain our books and records and comply with regulatory requirements. Any disruptions, delays or deficiencies in the Systems Integration could adversely affect our ability to process orders, track inventory, ship products in a timely manner, prepare invoices to our customers, maintain regulatory compliance and otherwise carry on our business in the ordinary course. The Systems Integration involves numerous risks, including:
•diversion of management’s attention away from normal daily business operations;
•loss of, or delays in accessing, data;
•increased demand on our operations support personnel;
•initial dependence on unfamiliar systems while training personnel to use new systems; and
•increased operating expenses resulting from training, conversion and transition support activities.
Any of the foregoing could result in a material increase in information technology compliance or other related costs, and could have a negative impact on our business, financial condition and results of operations.
Risks Related to Our Indebtedness
Our indebtedness may adversely affect our business, financial condition and results of operations.
As of December 31, 2020, we had $2,640.6 million of total debt. Our indebtedness may have material adverse effects on our business, financial condition and operating results. The amount of our debt, as well as any additional debt or other obligations that we may incur in the future, could have important consequences for holders of our common stock, including, but not limited to:
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
Certain of our outstanding debt bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. Approximately $1.9 billion, or 72 percent of our debt is indexed to LIBOR as a benchmark for establishing the rate and we may hold other operational contracts, including leases, that are also indexed to LIBOR. In July 2017, The U.K. Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out all LIBOR tenors by the end of 2021. However, in late 2020, the ICE Benchmark Administration announced that certain tenors of LIBOR may be extended until mid-2023. At this time, it is uncertain if applicable tenors of LIBOR will cease to exist after calendar year 2021, or whether additional reforms to LIBOR may be enacted, or whether alternative reference rates will gain market acceptance as a replacement for LIBOR If LIBOR ceases to exist, we may need to amend our debt and other certain agreements that use LIBOR as a benchmark and we cannot predict what alternative index or other amendments may be negotiated with our counterparties. As a result, our interest or operating expense could increase and our available cash flow for general corporate requirements may be adversely affected. For additional information on our indebtedness, debt service obligations and sensitivity to interest rate fluctuations, see “Qualitative and Quantitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K.
We may have future capital needs and may not be able to obtain additional financing on acceptable terms, or at all.
We have historically relied on debt financing to fund our operations, capital expenditures and expansion. The macroeconomic conditions that affect the markets in which we operate and our credit ratings could have a material adverse effect on our ability to secure financing on acceptable terms, if at all. In addition, the COVID-19 pandemic has caused disruption in the capital markets and could make financing more difficult and/or expensive to obtain in the short term. The terms of additional financing may limit our financial and operating flexibility, and if financing is not available when needed, or is not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.
If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.
Litigation, Environmental and Regulatory Risk
As a result of our current and past operations, we are subject to extensive environmental, health and safety laws and regulations, which expose us to risks that could have a material adverse effect on our business, financial condition and results of operations.
We are subject to extensive environmental, health and safety laws and regulations in multiple jurisdictions because we blend, manage, handle, store, sell, transport and arrange for the disposal of chemicals, hazardous materials and hazardous waste. These include laws and regulations governing our management, storage, transportation and disposal of chemicals; product regulation; air, water and soil contamination; greenhouse gas emissions; and the investigation and cleanup of contaminated sites, including any spills or releases that may result from our management, handling, storage, sale, or transportation of chemicals and other products. Compliance with these laws and regulations, and with the permits and licenses we hold, requires that we expend significant amounts for ongoing compliance, investigation and remediation. If we fail to comply with such laws, regulations, permits or licenses, we may be subject to fines, damages and other civil, administrative or criminal sanctions and investigations, including the revocation of permits and licenses necessary to continue our business activities. In addition, future changes in laws and regulations, or the interpretation of existing laws and regulations, could have an adverse effect on us by adding restrictions, reducing our ability to do business, increasing our costs of doing business, reducing our profitability or reducing the demand for our products.
Previous operations, including those of acquired companies, have resulted in contamination at a number of current and former sites, which must be investigated and remediated. We have ongoing investigations and remediation activities, or are contributing to cleanup costs, at approximately 104 currently or formerly owned, operated or used sites or other sites impacted by our operations. We have spent substantial sums on such investigation and remediation and we expect to continue to incur such expenditures in the future. We may incur losses in connection with investigation and remediation obligations that exceed our environmental reserve. There is no guarantee that our estimates will be accurate, that new contamination will not be discovered or that new environmental laws or regulations will not require us to incur additional costs. Any such inaccuracies, discoveries or new laws or regulations, or the interpretation of existing laws and regulations, could have a material adverse effect on our business, financial condition and results of operations.
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
Our business exposes us to potential product liability claims and recalls, which could adversely affect our business, financial condition and results of operations.
The repackaging, blending, mixing, manufacture, sale and distribution of chemical products by us, including products used in hydraulic fracturing operations and products produced with food ingredients or with pharmaceutical and nutritional supplement applications, involve an inherent risk of exposure to product liability claims, product recalls, product seizures and related adverse publicity, including, without limitation, claims for exposure to our products, spills or releases of our products, personal injuries, food related claims and property damage or environmental claims. A product liability claim, judgment or recall against our customers could also result in substantial and unexpected expenditures for us, affect confidence in our products or services and divert management’s attention from other responsibilities. Although we maintain product liability insurance, there can be no assurance that the type or level of coverage is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product recall or a partially or completely uninsured judgment against us could have a material adverse effect on our business, financial condition and results of operation.
Many of the products we sell have “long-tail” exposures, giving rise to liabilities many years after their sale and use. Insurance purchased at the time of sale may not be available when costs arise in the future and producers may no longer be available to provide indemnification.
International Market Risk
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
•foreign taxes and related regulations, including foreign taxes that we may not be able to offset against taxes imposed upon us in the US, and foreign tax and other laws limiting our ability to repatriate earnings to the US;

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
Employee and Benefit Plan Risk
Negative developments affecting our pension and multi-employer pension plans in which we participate may occur.
We operate a number of pension and post-retirement plans for our employees and have obligations with respect to several multi-employer pension plans sponsored by labor unions in the US. The terms of these plans vary from country to country. The recognition of costs and liabilities associated with the pension and postretirement plans is affected by assumptions made by management and used by actuaries engaged by us to calculate the benefit obligations and the expenses recognized for these plans. The inputs used in developing the required estimates are calculated using a number of assumptions, which represent management’s best estimate of the future. The assumptions that have the most significant impact on costs and liabilities are the discount rate, the estimated long-term return on plan assets for the funded plans, retirement rates, and mortality rates. Changes to the funded status of our pension plans as a result of updates to actuarial assumptions and actual experience that differs from our estimates are recognized as gains or losses in the period incurred under our “mark to market” accounting policy, and could result in a requirement for additional funding.
As of December 31, 2020, our pension plans were underfunded by $228.9 million and our unfunded postretirement plan liabilities were approximately $1.6 million. In recent years, declining interest rates have negatively impacted the funded status of our pension and postretirement plans. If the interest rates continue to decline, funding requirements for our pension plans may become more significant. If our cash flows and capital resources are insufficient to fund our obligations under these pension and postretirement plans, we could be forced to reduce or delay investments and capital expenditures, seek additional capital, or incur indebtedness.
The union sponsored multi-employer pension plans in which we participate are also underfunded, including the substantially underfunded Central States, Southeast and Southwest Areas Pension Plan, which have liabilities that exceed its assets. Often, this requires us to make substantial withdrawal liability payments when we close a facility covered by one of these plans, which could hinder our ability to make otherwise appropriate management decisions to operate as efficiently as possible.
A portion of our workforce is unionized and labor disruptions could decrease our profitability.
As of December 31, 2020, approximately 24% of our labor force is covered by a collective bargaining agreement, including approximately 12%, 46% and 23% of our labor force in the US, Europe and Canada, respectively. Approximately 4% of our labor force is covered by a collective bargaining agreement that will expire within one year. These arrangements grant certain protections to employees and subject us to employment terms that are similar to collective bargaining agreements. We cannot guarantee that we will be able to negotiate these or other collective bargaining agreements or arrangements with works councils on the same or more favorable terms as the current agreements or arrangements, or at all, and without interruptions, including labor stoppages at the facility or facilities subject to any particular agreement or arrangement. A prolonged labor dispute, which could include a work stoppage, could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Common Stock
Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.
Our Certificate of Incorporation and Bylaws include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our Certificate of Incorporation and By-laws currently:
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
General Risk Factors
Our business is subject to additional general regulatory requirements, which increase our cost of doing business, could result in claims and enforcement actions, and could restrict our business in the future.
Our general business operations are subject to a broad spectrum of international, federal, state, and local laws and regulations, including, without limitation, those relating to antitrust, environmental, food and drug, labor and human resources, tax, trade compliance, unclaimed property, transportation, anti-bribery, banking and treasury, privacy and data protection (including the European Union's General Data Protection Regulation), among others. These laws and regulations add cost to our conduct of business and could, in some instances, result in claims or enforcement actions or could reduce our ability to pursue business opportunities. Any changes in the laws and regulations applicable to us, the enactment of any additional laws or regulations, or the failure to comply with, or increased enforcement activity of, such laws and regulations, could significantly impact our products and services and have a material adverse effect on our business, financial condition and results of operations. Additionally, governmental agencies may refuse to grant or renew our operating licenses and permits.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our principal executive office is located in Downers Grove, Illinois under a lease expiring in June 2024. As of December 31, 2020, we had 322 locations in the US in 47 states and 310 locations outside of the US in 30 countries. Our warehouse facilities are nearly equally comprised of owned, leased and third party warehouses and our office space is generally leased. Our facilities focus on the storing, repackaging and blending of chemicals and ingredients for distribution. Such facilities do not require substantial investments in equipment, can be opened fairly quickly and replaced with little disruption. As such, we believe that none of our facilities on an individual basis is material to the operation of our business.
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
Holders of Record
As of December 31, 2020, there were 11 holders of our Common Stock, as determined by counting our record holders and the number of participants reflected in a security position listing provided to us by the Equiniti Trust Company (EQ). Because such EQ participants are brokers and other institutions holding shares of our Common Stock on behalf of their customers, we do not know the actual number of unique shareholders represented by these record holders.
Stock Performance
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for the Company, the S&P 500 and the S&P 500 Chemical Index from December 31, 2015 through December 31, 2020. The graph assumes $100 was invested in each of the Company's common stock, the S&P 500 and S&P 500 Chemical Index as of the market close on December 31, 2015. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Comparison of Cumulative Return
Assumes Initial Investment of $100
225
200
175
150
125
100
75
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ending
Univar Solutions Inc.
S&P 500
S&P 500 Chemical Index

	December 31,
	2015	2016	2017	2018	2019	2020
Univar Solutions Inc.	$100	$167	$182	$104	$143	$112
S&P 500	100	112	136	130	171	203
S&P 500 Chemical Index	100	110	140	123	150	178

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

	Year ended December 31,
(in millions, except per share data)	2020	2019 (1)	2018	2017	2016
Consolidated Statements of Operations
Net sales	$8,265.0	$9,286.9	$8,632.5	$8,253.7	$8,073.7
Operating income (2)	282.2	187.3	387.4	338.0	138.4
Net income (loss) from continuing operations	52.9	(105.6)	172.3	119.8	(68.4)
Net income (loss)	52.9	(100.2)	172.3	119.8	(68.4)
Income (loss) per common share from continuing operations – diluted	0.31	(0.64)	1.21	0.85	(0.50)
Income (loss) per common share – diluted	0.31	(0.61)	1.21	0.85	(0.50)
Consolidated Balance Sheet
Cash and cash equivalents	$386.6	$330.3	$121.6	$467.0	$336.4
Total assets	6,355.0	6,494.8	5,272.4	5,732.7	5,389.9
Long-term liabilities	3,155.7	3,312.6	2,746.1	3,223.2	3,240.5
Stockholders’ equity	1,792.3	1,732.8	1,191.7	1,090.1	809.9
Other Financial Data
Cash provided by operating activities (3)	$226.9	$363.9	$289.9	$282.6	$450.0
Cash used by investing activities	(41.3)	(433.1)	(99.0)	(79.1)	(136.0)
Cash (used) provided by financing activities (3)	(140.0)	295.2	(518.3)	(112.4)	(166.5)
Capital expenditures	111.3	122.5	94.6	82.7	90.1
Adjusted EBITDA (2)(4)	635.8	704.2	640.4	593.8	547.4
Adjusted EBITDA margin (2)(4)	7.7%	7.6%	7.4%	7.2%	6.8%

(1)Effective January 1, 2019, the Company adopted ASU 2016-02 "Leases" (Topic 842) by applying the new guidance to all leases existing at the date of initial application and not restating prior year amounts. On February 28, 2019, the Company completed the Nexeo acquisition. See “Note 3: Business combinations.”
(2)Operating income, Adjusted EBITDA and Adjusted EBITDA margin were restated for 2017 and prior to reflect the adoption of ASU 2017-07 “Compensation - Retirement Benefits” (Topic 715) - “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which the Company adopted on January 1, 2018.
(3)Cash provided by operating activities and cash (used) provided by financing activities were restated for 2017 and prior to reflect the adoption of ASU 2016-15 “Statement of Cash Flows” (Topic 230) - “Classification of Certain Cash Receipts and Cash Payments,” which the Company adopted on January 1, 2018.
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

Our MD&A is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flow. This section of this Annual Report on Form 10-K discusses year-to-year comparisons between 2020 and 2019. Discussions of year-to-year comparisons between 2019 and 2018 that are not included in this Annual Report on Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 25, 2020, which is incorporated herein by reference.
Overview
Univar Solutions Inc. is a leading global chemical and ingredient distributor and provider of value-added services to customers across a wide range of diverse industries. We purchase chemicals from thousands of chemical producers worldwide and warehouse, repackage, blend, dilute, transport and sell those chemicals to more than 100,000 customer locations across approximately 125 countries.
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
On September 1, 2020, we sold our industrial spill and emergency response businesses and on November 30, 2020, we sold our Canadian Agriculture services business. The sale of these businesses did not meet the criteria to be classified as discontinued operations in the Company’s financial statements.
On December 18, 2020, we acquired a business of Techi Chem, a leading distributor of specialty silicone solutions used primarily for coatings, adhesives, sealants, and elastomers (CASE) market within the China marketplace.
At the beginning of the fourth quarter of 2020, the Company decided to wind down its Canadian Agriculture wholesale distribution business, which was operationally completed by December 31, 2020 when all of the inventory had been sold.
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
COVID-19
We continue to monitor the current and expected future impact of the COVID-19 pandemic on our global business. The full financial impact of the COVID-19 pandemic on global economic conditions, as well as our business, remains unknown at this time and will depend on the duration of government restrictions, including travel restrictions, quarantines, shelter in place orders and shutdowns, and the duration of the economic slowdown and nature and timing of a recovery. Our top priority is the safety and health of employees, customers, and suppliers. We activated a global, cross-functional response team, which is closely monitoring the situation and implementing additional safety measures to help ensure the well-being of the Company’s employees, customers and suppliers, minimize disruptions and provide for the safe and reliable supply of chemicals and ingredients. The Company has implemented recommended policies and practices to help protect our workforce so they can safely and effectively carry out their essential work. As government restrictions are lifted or reinstated in the different jurisdictions where we operate, we are implementing agile worksite plans that can adapt to changing circumstances and help maximize the safety of our employees. As part of these plans, employees who are reasonably able to work remotely are increasingly utilizing a hybrid working model with some days being spent working from a Company office and other days being spent working from a remote location, which is often a person's home. The Company is following guidelines from global health experts and has taken additional precautionary steps to help protect our employees working in our distribution centers and other worksites.
As of the date of this filing, the Company’s global distribution centers continue to be operational and supplying products that help preserve essential businesses and infrastructure. This includes providing products and services that are essential for maintaining clean drinking water, waste water treatment and home, industrial and health care facility sanitization and that are used in the manufacturing of food and pharmaceuticals.
We are actively monitoring key product availability, remaining up to date with the current status of our primary modes of transportation and staying up to date with current port operating statuses. We continue to stay connected with our customers to understand impacts on their operations, including whether operations remain open with no change or reduced operations or if operations have closed and whether closure is temporary or permanent. The primary impacts of the COVID-19 pandemic and the current economic events on our end markets are as follows:
Industrial Solutions (30%) – Full-year business impact was down high single digits due largely to the shutdown in automotive at the start of the COVID-19 pandemic. Business performance suffered as well in industrial coatings and related chemistries as capital investment was halted in key markets. Declines were partially offset by the sale of cleaning related agents for household cleaning and DIY products which provided a lift in the second half of the year with net growth in the fourth quarter.
Consumer Solutions (20%) – Performance for the year exceeded prior year by mid-single digits largely from pharmaceuticals. Demand for vitamins, supplements and general pharmaceuticals were supported by product-line expansion and by leveraging our unique position in selling key solvents within the industry. Personal care was impacted by retail closures in the second quarter, but saw double digit growth in the second half of the year. Similarly, food demand declined due to systemic shutdowns in the food services industry, with some offsets in the retail and prepared foods markets.
General Industrial (30%) – Business performance was down high single digits for the year, largely due to COVID-19 related shutdowns. First quarter and fourth quarter performance were flat to prior year, with the middle half of the year down double digits. Chemical manufacturing saw a return to activity in the third quarter while lumber, pulp & paper and transportation remained depressed. Water related chemistries performed well as we strengthened our position in the marketplace.
Services and Other Markets (12%) – The services business has exposure to the energy, automotive and aerospace industries. Second half of the year performance improved over the first half as industrial activity returned on a limited basis leaving performance down mid-single digits for the year.
Refining & Chemical Processing (8%) – Volume and profitability were down double digits for 2020, due to widespread reductions in oil and gas extraction and processing. The upstream business stabilized during the year but is down double digits for the year compared to prior year. Downstream and refining activity showed improvement over the second half of the year.
The Company took steps to maintain sufficient cash and additional credit availability in recognition of the increased risk and uncertainty related to the COVID-19 pandemic and challenging macroeconomic headwinds during 2020. See “Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K for a discussion on our liquidity. In anticipation of ongoing challenges, the Company carefully managed its working capital and realized cost reductions to maintain financial health while continuing to help serve supplier and customer needs. Cash outflows related to operating expenses decreased due to lower travel and event costs, overtime and temporary labor, as well as hiring freezes, elimination of certain workforce positions and delays of some discretionary annual merit increases, temporary furloughs to match changes in demand in certain locations and deferral of certain capital project spending. We will continue to monitor customer activity and match our workforce with demand to the extent possible, as we plan for these risks and uncertainties into the next year.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law and it provides for certain tax law changes. See “Results of Operations” within Item 7 of this Annual Report on Form 10-K for further information. See also, “Note 9: Income taxes” in Item 8 of this Annual Report on Form 10-K where the impact of the law change, a benefit of $12.8 million, is included in the $69.3 million benefit from “Change in valuation allowance, net.”
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
See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for further information of the possible impact of the COVID-19 pandemic on our business.
Executive Summary
Management is focused, in the near and long term, on the following priorities:
•growth by improving margins through value-based pricing, mix enrichment, divesting non-core chemical businesses and warehouse and logistics productivity;
•globalizing industrial and consumer solutions by delivering technical and application development excellence through our global network of Solutions Centers;
•growth by increasing share through sales force effectiveness while leveraging scale and improving customer satisfaction;
•investing in, and continued advancement, of our digital capabilities, bringing value to customers and suppliers as we work to attain our goal of being the easiest to do business with;
•growing the market through new product authorizations and strategic partners;
•network optimization, as we progress with the integration of Nexeo, continuing to realize synergy cost savings;
•continuing to successfully achieve important Systems Integration milestones;
•delivering on our commitment to focus on our core chemical and ingredient businesses through strategic divestitures and acquisitions globally; and
•advancing our Streamline 2022 (S22) goals to reduce leverage below 3.0x by the end of 2021 and improve Adjusted EBITDA Margins to 9% by the end of 2022.
Constant Currency
Currency impacts on consolidated and segment results have been derived by translating current period financial results in local currency using the average exchange rate for the prior period to which the financial information is being compared. We believe providing constant currency information, which information is considered non-GAAP, provides valuable supplemental information regarding our results of operations, consistent with how we evaluate our performance. We calculate constant currency by applying the foreign currency exchange rate from the prior period to the local currency results for the current period.

Results of Operations
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

	Year ended December 31,				Favorable (unfavorable)	% Change
(in millions)	2020		2019
Net sales	$8,265.0	100.0%	$9,286.9	100.0%	$(1,021.9)	(11.0)%
Cost of goods sold (exclusive of depreciation)	6,262.8	75.8%	7,146.1	76.9%	883.3	(12.4)%
Operating expenses:
Outbound freight and handling	344.4	4.2%	364.8	3.9%	20.4	(5.6)%
Warehousing, selling and administrative	1,022.3	12.4%	1,068.8	11.5%	46.5	(4.4)%
Other operating expenses, net	90.2	1.1%	298.2	3.2%	208.0	(69.8)%
Depreciation	162.9	2.0%	155.0	1.7%	(7.9)	5.1%
Amortization	60.0	0.7%	59.7	0.6%	(0.3)	0.5%
Impairment charges	40.2	0.5%	7.0	0.1%	(33.2)	474.3%
Total operating expenses	$1,720.0	20.8%	$1,953.5	21.0%	$233.5	(12.0)%
Operating income	$282.2	3.4%	$187.3	2.0%	$94.9	50.7%
Other (expense) income:
Interest income	2.1	—%	7.7	0.1%	(5.6)	(72.7)%
Interest expense	(114.5)	(1.4)%	(147.2)	(1.6)%	32.7	(22.2)%
(Loss) gain on sale of business	(50.6)	(0.6)%	41.4	0.4%	(92.0)	N/M
Loss on extinguishment of debt	(1.8)	—%	(19.8)	(0.2)%	18.0	(90.9)%
Other expense, net	(58.4)	(0.7)%	(70.5)	(0.8)%	12.1	(17.2)%
Total other expense	$(223.2)	(2.7)%	$(188.4)	(2.0)%	$(34.8)	18.5%
Income (loss) from continuing operations before income taxes	59.0	0.7%	(1.1)	—%	60.1	N/M
Income tax expense from continuing operations	6.1	0.1%	104.5	1.1%	98.4	(94.2)%
Net income (loss) from continuing operations	$52.9	0.6%	$(105.6)	(1.1)%	$158.5	N/M
Net (loss) income from discontinued operations	—	—%	5.4	0.1%	(5.4)	(100.0)%
Net income (loss)	$52.9	0.6%	$(100.2)	(1.1)%	$153.1	N/M
Net sales
Net sales were $8,265.0 million in the year ended December 31, 2020, a decrease of $1,021.9 million, or 11.0%, from the year ended December 31, 2019. Net sales decreased due to lower demand in the global industrial end markets, the Environmental Sciences divestiture and price deflation. The decrease was partially offset by higher demand for our products in certain essential end markets and the February 2019 Nexeo acquisition in USA, Canada and LATAM segments. Refer to the “Analysis of Segment Results” for additional information.
Gross profit (exclusive of depreciation)
Gross profit (exclusive of depreciation) decreased $138.6 million, or 6.5%, to $2,002.2 million for the year ended December 31, 2020. The decrease in gross profit (exclusive of depreciation) was attributable to lower sales volumes in USA, Canada and EMEA segments due to soft demand across most industrial end markets and the Environmental Sciences divestiture. The decrease was partially offset by favorable changes in product mix from essential end markets. Gross margin increased from 23.1% for the year ended December 31, 2019 to 24.2% for the year ended December 31, 2020. Refer to the “Analysis of Segment Results” for additional information.
Outbound freight and handling
Outbound freight and handling expenses decreased $20.4 million, or 5.6%, to $344.4 million for the year ended December 31, 2020, primarily due to lower sales volumes. On a constant currency basis, outbound freight and handling expenses decreased $19.5 million, or 5.3%. Refer to the “Analysis of Segment Results” for additional information.

Warehousing, selling and administrative
Warehousing, selling and administrative expenses decreased $46.5 million, or 4.4%, to $1,022.3 million for the year ended December 31, 2020. On a constant currency basis, the $40.7 million decrease is primarily due to cost reduction measures across all of our segments. The decrease was partially offset by higher insurance and legal expenses and higher bad debt charges. Refer to the “Analysis of Segment Results” for additional information.
Other operating expenses, net
Other operating expenses, net decreased $208.0 million, or 69.8%, to $90.2 million for the year ended December 31, 2020. The decrease was primarily due to lower acquisition and integration related expenses, the absence of the saccharin legal settlement, lower employee severance costs and stock-based compensation expense as well as the gain on sale of property, plant and equipment. Refer to “Note 6: Other operating expenses, net” in Item 8 of this Annual Report on Form 10-K for additional information.
Depreciation and amortization
Depreciation expense increased $7.9 million, or 5.1%, to $162.9 million for the year ended December 31, 2020, primarily due to the February 2019 Nexeo acquisition.
Amortization expense increased $0.3 million, or 0.5%, to $60.0 million for the year ended December 31, 2020, primarily attributable to the February 2019 Nexeo acquisition.
Impairment charges
Impairment charges of $40.2 million were recorded in the year ended December 31, 2020 related to property, plant and equipment in connection with the Company's decision to cease further investment in, and seek to restructure or exit a contract related to, certain technology assets within the Other segment as well as intangibles and property, plant and equipment in connection with the sale of the industrial spill and emergency response businesses within the USA segment and the announced closure of certain production facilities. Refer to “Note 16: Impairment charges” in Item 8 of this Annual Report on Form 10-K for additional information.
Interest expense
Interest expense decreased $32.7 million, or 22.2%, to $114.5 million for the year ended December 31, 2020, primarily due to lower average outstanding borrowings as well as lower interest rates. Refer to “Note 18: Debt” in Item 8 of this Annual Report on Form 10-K for additional information.
Loss (gain) on sale of business
A loss of $50.6 million was recorded in the year ended December 31, 2020 related to the sale of the industrial spill and emergency response businesses as well as the Canadian Agriculture services business which were completed during 2020. The loss also related to a working capital adjustment on the sale of the Environmental Sciences business, which was completed on December 31, 2019. A gain of $41.4 million was recorded in the year ended December 31, 2019 related to the sale of the Environmental Sciences business. Refer to “Note 4: Discontinued operations and dispositions” in Item 8 of this Annual Report on Form 10-K for additional information.
Loss on extinguishment of debt
Loss on extinguishment of debt of $1.8 million for the year ended December 31, 2020 was driven by the partial prepayment of the Term B-3 Loan due 2024. The prior year period included a $19.8 million loss which was due to the February and November 2019 debt refinancing and repayment activities.
Other expense, net
Other expense, net decreased $12.1 million, or 17.2%, to $58.4 million for the year ended December 31, 2020. The change was primarily related to gains on undesignated foreign currency derivative instruments and foreign currency transactions as well as an increase in non-operating pension income. The change was partially offset by foreign currency denominated loans revaluation losses, losses on interest rate swaps and the increase in pension mark to market loss. Refer to “Note 8: Other expense, net” in Item 8 of this Annual Report on Form 10-K for additional information.
Income tax expense from continuing operations
Income tax expense was $6.1 million for the year ended December 31, 2020, resulting in an effective income tax rate of 10.3%, compared to the US federal statutory rate of 21.0%. The Company’s effective income tax rate for the year ended December 31, 2020 was lower than the US federal statutory rate of 21.0%, primarily due to 2019 return to provision adjustments and the release of valuation allowances on previously non-deductible interest impacted by the CARES Act, offset by US income tax on foreign earnings.

Income tax expense was $104.5 million for the year ended December 31, 2019, resulting in an effective income tax rate of (9500.0)%. The Company’s effective income tax rate for the year ended December 31, 2019 was higher than the US federal statutory rate of 21.0%, primarily due to increased international tax impacts, including those related to US tax reform and transactions with foreign subsidiaries, tax gain in excess of book gain on the sale of the Environmental Sciences business and nondeductible expenses, including the Saccharin legal settlement, the Nexeo shareholder settlement and state taxes. These increases to the effective income tax rate are partially offset by the release of valuation allowances on certain tax attributes.
Net income from discontinued operations
Net income from discontinued operations for 2019 represents one month of the Nexeo plastics distribution business. Refer to “Note 4: Discontinued operations and dispositions” in Item 8 of this Annual Report on Form 10-K for additional information.
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
Analysis of Segment Results
USA

	Year ended December 31,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Net sales:
External customers	$5,006.2	$5,828.5	$(822.3)	(14.1)%
Inter-segment	81.2	100.2	(19.0)	(19.0)%
Total net sales	$5,087.4	$5,928.7	$(841.3)	(14.2)%
Cost of goods sold (exclusive of depreciation)	3,829.1	4,550.9	721.8	(15.9)%
Inventory step-up adjustment (1)	—	5.3	(5.3)	(100.0)%
Outbound freight and handling	239.3	254.6	15.3	(6.0)%
Warehousing, selling and administrative	625.8	673.8	48.0	(7.1)%
Adjusted EBITDA	$393.2	$454.7	$(61.5)	(13.5)%

	Year ended December 31,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Gross profit (exclusive of depreciation):
Net sales	$5,087.4	$5,928.7	$(841.3)	(14.2)%
Cost of goods sold (exclusive of depreciation)	3,829.1	4,550.9	721.8	(15.9)%
Gross profit (exclusive of depreciation)	$1,258.3	$1,377.8	$(119.5)	(8.7)%
Inventory step-up adjustment (1)	—	5.3	(5.3)	(100.0)%
Adjusted gross profit (exclusive of depreciation) (1)	$1,258.3	$1,383.1	$(124.8)	(9.0)%

(1)See definition of adjusted gross profit (exclusive of depreciation) at the end of this Item under “Non-GAAP Financial Measures.” Adjusted gross profit (exclusive of depreciation) excludes the inventory fair value step-up adjustment resulting from our February 2019 Nexeo acquisition.
External sales in the USA segment were $5,006.2 million, a decrease of $822.3 million, or 14.1%, in the year ended December 31, 2020. The decrease in external net sales was primarily related to lower energy and industrial end market demand, the Environmental Sciences divestiture and price deflation on certain products partially offset by higher demand for our products in certain essential end markets and the February 2019 Nexeo acquisition.

Gross profit (exclusive of depreciation) decreased $119.5 million, or 8.7%, to $1,258.3 million in the year ended December 31, 2020, primarily due to lower sales volumes due to soft demand across most industrial and energy end markets and the Environmental Sciences divestiture. Gross margin increased from 23.6% for the year ended December 31, 2019 to 25.1% for the year ended December 31, 2020. The increase was primarily related to favorable changes in product mix from essential end markets.
Outbound freight and handling expenses decreased $15.3 million, or 6.0%, to $239.3 million in the year ended December 31, 2020, primarily due to lower sales volumes.
Warehousing, selling and administrative expenses decreased $48.0 million, or 7.1%, to $625.8 million in the year ended December 31, 2020, primarily due to the Environmental Sciences divestiture and cost reduction measures partially offset by higher insurance and legal expenses. Warehousing, selling and administrative expenses as a percentage of external sales increased from 11.6% in the year ended December 31, 2019 to 12.5% in the year ended December 31, 2020.
Adjusted EBITDA decreased by $61.5 million, or 13.5%, to $393.2 million in the year ended December 31, 2020 primarily as a result of lower demand for chemicals in most industrial and energy end markets and the Environmental Sciences divestiture, partially offset by higher demand for our products in certain essential end markets. Adjusted EBITDA margin increased from 7.8% in the year ended December 31, 2019 to 7.9% in the year ended December 31, 2020 primarily as a result of higher gross margin, partially offset by increased warehousing, selling and administrative expenses as a percentage of sales.
EMEA

	Year ended December 31,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Net sales:
External customers	$1,697.1	$1,785.5	$(88.4)	(5.0)%
Inter-segment	3.1	3.3	(0.2)	(6.1)%
Total net sales	$1,700.2	$1,788.8	$(88.6)	(5.0)%
Cost of goods sold (exclusive of depreciation)	1,274.4	1,363.9	89.5	(6.6)%
Outbound freight and handling	56.5	59.1	2.6	(4.4)%
Warehousing, selling and administrative	226.6	222.5	(4.1)	1.8%
Adjusted EBITDA	$142.7	$143.3	$(0.6)	(0.4)%

	Year ended December 31,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Gross profit (exclusive of depreciation):
Net sales	$1,700.2	$1,788.8	$(88.6)	(5.0)%
Cost of goods sold (exclusive of depreciation)	1,274.4	1,363.9	89.5	(6.6)%
Gross profit (exclusive of depreciation)	$425.8	$424.9	$0.9	0.2%

External sales in the EMEA segment were $1,697.1 million, a decrease of $88.4 million, or 5.0%, in the year ended December 31, 2020. On a constant currency basis, external sales decreased $99.8 million, or 5.6%, primarily due to lower sales volumes in most end markets, partially offset by strong demand for our products in certain essential end markets.
Gross profit (exclusive of depreciation) increased $0.9 million, or 0.2%, to $425.8 million in the year ended December 31, 2020. On a constant currency basis, gross profit (exclusive of depreciation) decreased $3.1 million, or 0.7% primarily due to increased market pressures in the pharmaceutical finished goods product line and lower sales volumes. Gross margin increased from 23.8% in the year ended December 31, 2019 to 25.1% in the year ended December 31, 2020 primarily due to the favorable changes in product mix, including higher demand in certain essential end markets.
Outbound freight and handling expenses decreased $2.6 million, or 4.4%, to $56.5 million for the year ended December 31, 2020, driven by lower sales volumes.
Warehousing, selling and administrative expenses increased $4.1 million, or 1.8%, to $226.6 million in the year ended December 31, 2020. On a constant currency basis, warehousing, selling and administrative expenses increased $1.1 million, or 0.5%, primarily due to higher variable compensation costs. As a percentage of external sales, warehousing, selling and administrative expenses increased from 12.5% in the year ended December 31, 2019 to 13.4% in the year ended December 31, 2020.

Adjusted EBITDA decreased by $0.6 million, or 0.4%, to $142.7 million in the year ended December 31, 2020. On a constant currency basis, Adjusted EBITDA decreased $0.6 million, or 0.4%, primarily due to increased market pressures in the pharmaceutical finished goods product line, partially offset by demand for our products in certain essential end markets. Adjusted EBITDA margin increased from 8.0% in the year ended December 31, 2019 to 8.4% in the year ended December 31, 2020 primarily as a result of higher gross margin.
Canada

	Year ended December 31,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Net sales:
External customers	$1,110.7	$1,217.8	$(107.1)	(8.8)%
Inter-segment	2.5	6.2	(3.7)	(59.7)%
Total net sales	$1,113.2	$1,224.0	$(110.8)	(9.1)%
Cost of goods sold (exclusive of depreciation)	898.1	990.3	92.2	(9.3)%
Outbound freight and handling	38.9	41.9	3.0	(7.2)%
Warehousing, selling and administrative	86.5	91.6	5.1	(5.6)%
Adjusted EBITDA	$89.7	$100.2	$(10.5)	(10.5)%

	Year ended December 31,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Gross profit (exclusive of depreciation):
Net sales	$1,113.2	$1,224.0	$(110.8)	(9.1)%
Cost of goods sold (exclusive of depreciation)	898.1	990.3	92.2	(9.3)%
Gross profit (exclusive of depreciation)	$215.1	$233.7	$(18.6)	(8.0)%
External sales in the Canada segment were $1,110.7 million, a decrease of $107.1 million, or 8.8%, in the year ended December 31, 2020. On a constant currency basis, external sales decreased $95.3 million, or 7.8%, primarily related to the Environmental Sciences divestiture, lower demand from Canada's energy sector and price deflation on certain products. The decrease was partially offset by higher demand for our products in certain essential end markets and the February 2019 Nexeo acquisition.
Gross profit (exclusive of depreciation) decreased $18.6 million, or 8.0%, to $215.1 million in the year ended December 31, 2020. On a constant currency basis, gross profit (exclusive of depreciation) decreased $16.3 million, or 7.0%, primarily due to the Environmental Sciences divestiture, unfavorable changes in product mix resulting from the Canadian Agriculture wholesale distribution exit and lower demand from Canada's energy sector, partially offset by favorable changes in product mix from essential end markets. Gross margin increased from 19.2% in the year ended December 31, 2019 to 19.4% in the year ended December 31, 2020.
Outbound freight and handling expenses decreased $3.0 million, or 7.2%, to $38.9 million in the year ended December 31, 2020, primarily due to lower sales volumes.
Warehousing, selling and administrative expenses decreased by $5.1 million, or 5.6%, to $86.5 million in the year ended December 31, 2020. On a constant currency basis, warehousing, selling and administrative expenses decreased $4.1 million, or 4.5%, primarily due to cost reduction measures. Warehousing, selling and administrative expenses as a percentage of external sales increased from 7.5% in the year ended December 31, 2019 to 7.8% in the year ended December 31, 2020.
Adjusted EBITDA decreased by $10.5 million, or 10.5%, to $89.7 million in the year ended December 31, 2020. On a constant currency basis, Adjusted EBITDA decreased $9.6 million, or 9.6%, primarily as a result of unfavorable changes in product mix resulting from the Canadian Agriculture wholesale distribution exit, lower demand from Canada's energy sector and the Environmental Sciences divestiture, partially offset by favorable changes in product mix from essential end markets. Adjusted EBITDA margin decreased from 8.2% in the year ended December 31, 2019 to 8.1% in the year ended December 31, 2020.

LATAM

	Year ended December 31,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Net sales:
External customers	$451.0	$455.1	$(4.1)	(0.9)%
Total net sales (1)	$451.0	$455.1	$(4.1)	(0.9)%
Cost of goods sold (exclusive of depreciation)	348.0	350.7	2.7	(0.8)%
Outbound freight and handling	9.7	9.2	(0.5)	5.4%
Warehousing, selling and administrative	50.6	50.8	0.2	(0.4)%
Brazil VAT charge (recovery) (1)	0.3	(8.3)	(8.6)	(103.6)%
Adjusted EBITDA (1)	$43.0	$36.1	$6.9	19.1%

	Year ended December 31,		Favorable (unfavorable)	% Change
(in millions)	2020	2019
Gross profit (exclusive of depreciation):
Net sales	$451.0	$455.1	$(4.1)	(0.9)%
Cost of goods sold (exclusive of depreciation)	348.0	350.7	2.7	(0.8)%
Gross profit (exclusive of depreciation) (1)	$103.0	$104.4	$(1.4)	(1.3)%
Brazil VAT charge (recovery) (1)	0.4	(9.7)	10.1	(104.1)%
Adjusted gross profit (exclusive of depreciation)	$103.4	$94.7	$8.7	9.2%

(1)In 2020, net sales and gross profit (exclusive of depreciation) includes a $0.4 million Brazil VAT charge. The charge of $0.3 million, net of associated fees, is excluded from Adjusted EBITDA in 2020. In 2019, net sales and gross profit (exclusive of depreciation) include a $9.7 million benefit related to a Brazil VAT recovery. The benefit of $8.3 million, net of associated fees, is excluded from Adjusted EBITDA in 2019. See “Note 21: Commitments and contingencies” in Item 8 of this Annual Report on Form 10-K for further information regarding the Brazil VAT recovery for the year ended December 31, 2020.
External sales in the LATAM segment were $451.0 million, a decrease of $4.1 million, or 0.9%, in the year ended December 31, 2020. On a constant currency basis, external sales increased $58.5 million, or 12.9%, primarily due to higher demand for our products in certain essential end markets, the February 2019 Nexeo acquisition and from contributions from the energy sector and Brazilian agriculture sector.
Gross profit (exclusive of depreciation) decreased $1.4 million, or 1.3%, to $103.0 million in the year ended December 31, 2020. On a constant currency basis, gross profit (exclusive of depreciation) increased $16.4 million, or 15.7%, due to favorable changes in product and end market mix. Including the prior year Brazil VAT recovery, gross margin decreased from 22.9% for the year ended December 31, 2019 to 22.8% for the year ended December 31, 2020 and excluding the prior year Brazil VAT recovery, increased from 20.8% for the year ended December 31, 2019 to 22.9% for the year ended December 31, 2020.
Outbound freight and handling expenses increased $0.5 million, or 5.4%, to $9.7 million in the year ended December 31, 2020, primarily due to higher sales volumes.
Warehousing, selling and administrative expenses decreased $0.2 million, or 0.4%, to $50.6 million in the year ended December 31, 2020. On constant currency basis, warehousing, selling and administrative expenses increased $7.7 million, or 15.2%, primarily due to higher variable compensation costs and higher bad debt charges. As a percentage of external sales, warehousing, selling and administrative expenses remained flat at 11.2%.
Adjusted EBITDA increased by $6.9 million, or 19.1%, to $43.0 million in the year ended December 31, 2020. On a constant currency basis, Adjusted EBITDA increased $15.1 million, or 41.8%, primarily due to increased gross profit (exclusive of depreciation) due to higher demand for our products in certain essential end markets, the energy sector and the Brazilian agriculture sector. Adjusted EBITDA margin increased from 7.9% to 9.5% in the year ended December 31, 2019 when compared to December 31, 2020.
Liquidity and Capital Resources
The Company's primary source of liquidity is cash generated from its operations and borrowings under our committed North American and European credit facilities (“facilities”). As of December 31, 2020, liquidity for the Company was approximately $855.0 million, comprised of $386.6 million of cash and cash equivalents and $468.4 million available under our credit facilities. These facilities are guaranteed by certain significant subsidiaries and secured by such parties’ eligible trade receivables and inventory with the maximum borrowing capacity under these credit facilities of $1.5 billion and €200 million. Significant reductions in the Company’s trade receivables and inventory would reduce our availability to access liquidity under these facilities. The Company has no active financial maintenance covenants in its credit agreements, however, there is a springing fixed charge coverage ratio (“FCCR”) under the revolving credit facilities of 1.0x, applicable only if availability is less than or equal to 10% of the borrowing capacity. If the FCCR was applicable, the calculation would have been 4.5x as of December 31, 2020.
The Company's primary liquidity and capital resource needs are to service its debt and to finance operating expenses, working capital, capital expenditures, other liabilities, costs of integration and general corporate purposes. The majority of the Company’s debt obligations mature in 2024 and beyond. Management continues to balance its focus on sales and earnings growth with continuing efforts in cost control and working capital management. In anticipation of ongoing, challenging macroeconomic headwinds, including the impact of the COVID-19 pandemic, the Company has been carefully managing its working capital and implementing operating cost reductions to maintain our financial health while continuing to help serve supplier and customer needs. The Company has significant working capital needs, although the Company has implemented several initiatives to improve its working capital and reduce the related financing requirements. The nature of the Company's business, however, requires the Company to maintain inventories that enable it to deliver products to fill customer orders. As of December 31, 2020, the Company maintained inventories of $674.0 million, equivalent to approximately 38.3 days of sales.
Total debt as of December 31, 2020 was $2,642.7 million, consisting of senior term loans, senior unsecured notes, asset backed loans, finance lease obligations and short-term financing. The Company's access to debt capital markets has historically provided the Company with sources of liquidity. We do not anticipate having difficulty in obtaining financing from those markets in the future with our history of favorable results in the debt capital markets and strong relationships with global financial institutions. However, the COVID-19 pandemic has caused disruption in the capital markets and could make financing more difficult and/or expensive to obtain in the short term. Additionally, our ability to continue to access the debt capital markets with favorable interest rates and other terms will depend, to a significant degree, on maintaining our current ratings assigned by the credit rating agencies. The Company may from time to time repurchase its debt or take other steps to reduce its debt or interest cost. These actions may include open market repurchases, negotiated repurchases or opportunistic refinancing of debt. The amount of debt, if any, that may be repurchased or refinanced will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations. On January 7, 2020, using the proceeds from the sale of the Environmental Sciences business, the Company repaid $174.0 million of the Term B-3 Loan due 2024. Refer to “Note 18: Debt” in Item 8 of this Annual Report on Form 10-K for further information.
The Company's defined benefit pension plans had an underfunded status of $228.9 million and $234.4 million as of December 31, 2020 and 2019, respectively. Based on current projections of minimum funding requirements, we expect to make cash contributions of $19.1 million to our defined benefit pension plans in 2021. The timing for any such requirement in future years is uncertain given the implicit uncertainty regarding the future developments of the “Risk Factors” described in Item 1A of this Annual Report on Form 10-K.
We expect our 2021 capital expenditures for maintenance, safety and cost improvements and investments in our digital capabilities to be approximately $120 million to $130 million. Interest payments for 2021 are expected to be $95 million to $105 million. We expect to fund our capital expenditures and our interest payments with cash from operations or cash on hand.
We believe funds provided by our primary sources of liquidity will be adequate to meet our liquidity, debt repayment obligations and capital resource needs for at least the next 12 months under current operating conditions.
Cash Flows
The following table presents a summary of our cash flow activity:

	Year ended December 31,
(in millions)	2020	2019	2018
Net cash provided by operating activities	$226.9	$363.9	$289.9
Net cash used by investing activities	(41.3)	(433.1)	(99.0)
Net cash (used) provided by financing activities	(140.0)	295.2	(518.3)
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Cash Provided by Operating Activities
Cash provided by operating activities decreased $137.0 million to $226.9 million for the year ended December 31, 2020 from $363.9 million for the year ended December 31, 2019. The decrease is primarily due to changes in trade working capital and prepaid expenses and other current assets, partially offset by the change in net income, exclusive of non-cash items.

The change in net income, exclusive of non-cash items, provided net cash inflows of $186.8 million from $336.8 million and $150.0 million for the years ended December 31, 2020 and 2019.
The change in trade working capital, which includes trade accounts receivable, net, inventories, and trade accounts payable, provided net cash outflows of $274.4 million when compared to the change in the prior year. Trade working capital provided cash outflows of $79.3 million for the year ended December 31, 2020 compared to cash inflows of $195.1 million for the year ended December 31, 2019. Cash outflows from trade accounts receivable, net is attributable to an unfavorable change in timing of customer payments. Inventory cash inflows on a year-over-year basis are primarily related to reductions in the USA segment inventories due to reduced sales volumes. The year-over-year cash outflows related to trade accounts payable are primarily attributable to decreased inventory purchases in the current year and the timing of vendor payments.
The change in prepaid expenses and other current assets provided cash outflows of $53.1 million, primarily due to payment timing differences.
Cash Used by Investing Activities
Cash used by investing activities decreased $391.8 million to $41.3 million for the year ended December 31, 2020 from $433.1 million for the year ended December 31, 2019. The decrease is primarily related to the acquisition of the Nexeo business in 2019, net of the proceeds received for the sale and dispositions of Nexeo Plastics and the Environmental Sciences business. Refer to “Note 3: Business combinations” and “Note 4: Discontinued operations and dispositions” in Item 8 of this Annual Report on Form 10-K for additional information related to the Company's acquisitions and dispositions.
Cash (Used) Provided by Financing Activities
Cash (used) provided by financing activities decreased $435.2 million to cash used of $140.0 million for the year ended December 31, 2020 from cash provided of $295.2 million for the year ended December 31, 2019. The decrease in financing cash flows is primarily due to the prior year increase in debt used to finance the February 2019 Nexeo acquisition. The decrease was partially offset by cash inflows attributable to lower repayments of long-term debt during the year ended December 31, 2020 compared to the year ended December 31, 2019. Refer to “Note 18: Debt” in Item 8 of this Annual Report on Form 10-K for additional information related to the Company’s debt.
Contractual Obligations and Commitments
Our contractual obligations and commitments as of December 31, 2020 are as follows:

	Payment Due by Period
(in millions)	Total	2021	2022 - 2023	2024 - 2025	Thereafter
Short-term financing (1)	$2.1	$2.1	$—	$—	$—
Finance leases(2)	109.8	28.8	41.4	24.5	15.1
Long-term debt, including current maturities (1)	2,559.1	137.5	8.0	1,537.6	876.0
Interest (3)	402.7	95.9	172.4	82.7	51.7
Minimum operating lease payments(2)	198.3	50.8	69.4	31.1	47.0
Estimated environmental liability payments (4)	79.6	26.5	22.7	13.8	16.6
Other (5)	16.3	16.3	—	—	—
Total (6)	$3,367.9	$357.9	$313.9	$1,689.7	$1,006.4

(1)See “Note 18: Debt” in Item 8 of this Annual Report on Form 10-K for additional information.
(2)See "Note 22: Leasing" in Item 8 of this Annual Report on Form 10-K for additional information.
(3)Interest payments on debt are calculated for future periods using interest rates in effect as of December 31, 2020 and obligations on that date. Projected interest payments include the related effects of interest rate swap agreements and cross currency swaps. Certain of these projected interest payments may differ in the future based on changes in floating interest rates, foreign currency fluctuations or other factors or events.
(4)Included in the less than one year category is $10.8 million related to environmental liabilities for which the timing is uncertain. The timing of payments is unknown and could differ based on future events. For more information, see “Note 21: Commitments and contingencies” in Item 8 of this Annual Report on Form 10-K.
(5)Commitments related to an acquisition, dispositions and other contractual obligations.
(6)This table excludes our pension and postretirement medical benefit obligations. Based on current projections of minimum funding requirements, we expect to make cash contributions of $19.1 million to our defined benefit pension plans in the year ended December 31, 2021. The timing for any such requirement in future years is uncertain given the implicit uncertainty regarding the future developments of factors described in “Risk Factors” in Item 1A of this Annual Report on Form 10-K and “Note 11: Employee benefit plans” in Item 8 of this Annual Report on Form 10-K.
We expect that we will be able to fund our remaining obligations and commitments with cash flow from operations. To the extent we are unable to fund these obligations and commitments with cash flow from operations, we intend to fund these obligations and commitments with proceeds from available borrowing capacity under our ABL Facilities or under future financings.
Off-Balance Sheet Arrangements
With the exception of letters of credit, we had no material off-balance sheet arrangements as of December 31, 2020.
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
Goodwill
We perform an annual impairment assessment of goodwill at the reporting unit level as of October 1 of each year, or more frequently if indicators of potential impairment exist. The analysis may include both qualitative and quantitative factors to assess the likelihood of an impairment. The reporting unit’s carrying value used in an impairment test represents the assignment of various assets and liabilities, excluding certain corporate assets and liabilities, such as cash, investments and debt.
Qualitative factors include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit. Additionally, as part of this assessment, we may perform a quantitative analysis to support the qualitative factors above by applying sensitivities to assumptions and inputs used in measuring a reporting unit’s fair value.
Our quantitative impairment test considers both the income approach and the market approach to estimate a reporting unit’s fair value. Significant estimates include forecasted EBITDA, market segment growth rates, estimated costs, and discount rates based on a reporting unit's weighted average cost of capital (“WACC”). The use of different assumptions, estimates or judgments could significantly impact the estimated fair value of a reporting unit and therefore, impact the excess fair value above carrying value of the reporting unit.
We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available market data. In the current year, the fair value of the Canada reporting unit exceeded the carrying value by 10.7 percent. Key assumptions in our goodwill impairment test include a 9.5 percent estimated WACC for the Canada business and a residual growth rate of 2.5 percent. A 100 basis point change in the discount rate would not have reduced the fair value of the Canada reporting unit below its carrying value. A quantitative assessment was also performed on the USA reporting unit due to the relative size of its carrying value and goodwill balance. The calculated fair value of the USA reporting unit exceeded its carrying value by a significant margin.
Through qualitative assessments performed on the EMEA, LATAM, and APAC reporting units, we concluded that it was more likely than not that each reporting unit’s fair value exceeded its carrying value. As such, quantitative assessments were not performed for these reporting units.
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

Purchase Accounting for the Nexeo Solutions Acquisition
We completed the acquisition of Nexeo Solutions in 2019 and finalized the purchase price allocation on March 30, 2020. See “Note 3: Business combinations” in Item 8 of this Annual Report on Form 10-K for additional information.
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
Environmental Liabilities
We recognize environmental liabilities for probable and reasonably estimable losses associated with environmental remediation. The estimated environmental liability includes incremental direct costs of investigations, remediation efforts and post-remediation monitoring. The total environmental reserve at December 31, 2020 and 2019 was $79.6 million and $78.7 million, respectively. See “Note 21: Commitments and contingencies” in Item 8 of this Annual Report on Form 10-K.
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
Defined Benefit Pension and Other Postretirement Obligations
We sponsor defined benefit pension plans in the US and other countries. The accounting for these plans depends on assumptions made by management, which are used by actuaries we engage to calculate the projected and accumulated benefit obligations and the annual expense recognized for these plans. These assumptions include discount rates, expected return on assets, mortality and retirement rates and for certain plans, rates for compensation increases. Actual experience different from those estimated assumptions can result in the recognition of gains and losses in earnings as our accounting policy is to recognize changes in the fair value of plan assets and each plan’s projected benefit obligation in the fourth quarter of each year (the “mark to market” adjustment), unless an earlier remeasurement is required. For the year ended December 31, 2020 and 2019, we recorded a mark to market loss of $52.6 million and $50.9 million, respectively. See “Note 11: Employee benefit plans” in Item 8 of this Annual Report on Form 10-K for additional information.
Due to the phasing out of benefits under our postretirement plans, changes in assumptions have an immaterial effect on that obligation.
A change in the assumed discount rate and return on plan assets rate would have the following effects:

		Increase (decrease) in
(in millions)	Percentage Change	2021 Net Benefit Cost	2020 Pension Benefit Obligation
Discount rate	25 bps decrease	$(2.4)	$55.9
Discount rate	25 bps increase	2.2	(52.7)
Expected return on plan assets	100 bps decrease	10.8	N/A
Expected return on plan assets	100 bps increase	(10.8)	N/A
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
Recently Issued Accounting Pronouncements
See “Note 2: Significant accounting policies” in Item 8 of this Annual Report on Form 10-K.
Non-GAAP Financial Measures
We monitor the results of our reportable segments separately for the purposes of making decisions about resource allocation and performance assessment. We evaluate performance using Adjusted EBITDA. We define Adjusted EBITDA as consolidated net income (loss), plus the sum of net income from discontinued operations, net interest expense, income tax expense, depreciation, amortization, impairment charges, loss on extinguishment of debt, other operating expenses, net, and other expense, net (see “Note 6: Other operating expenses, net” and “Note 8: Other expense, net” in Item 8 of this Annual Report on Form 10-K for additional information). Adjusted EBITDA also includes an adjustment to remove a Brazil VAT charge for 2020 and in 2019, inventory step-up adjustment and Brazil VAT recovery. For a reconciliation of the non-GAAP financial measures to its most comparable GAAP measure, see below and “Analysis of Segment Results” within this Item and for a reconciliation of net (loss) income to Adjusted EBITDA, the most comparable measure calculated in accordance with GAAP, see “Note 23: Segments” to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
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

The following is a quantitative reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net (loss) income:

	Year ended December 31,
(in millions)	2020	2019	2018	2017	2016
Net income (loss)	$52.9	$(100.2)	$172.3	$119.8	$(68.4)
Net income from discontinued operations	—	(5.4)	—	—	—
Depreciation and amortization	222.9	214.7	179.5	200.4	237.9
Interest expense, net	112.4	139.5	132.4	148.0	159.9
Income tax expense (benefit) from continuing operations	6.1	104.5	49.9	49.0	(11.2)
EBITDA	$394.3	$353.1	$534.1	$517.2	$318.2
Acquisition and integration related expenses	62.4	152.1	22.0	3.1	5.5
Saccharin legal settlement	—	62.5	—	—	—
Loss (gain) on sale of business, property, plant and equipment and other assets (1)	26.9	(51.3)	2.0	(11.3)	(0.7)
Pension mark to market loss (2)	52.8	50.4	34.2	3.8	68.6
Pension curtailment and settlement gains (2)	(0.6)	(1.3)	—	(9.7)	(1.3)
Non-operating retirement benefits (2)	(8.5)	(2.2)	(11.0)	(9.9)	(15.3)
Restructuring, employee severance and other facility closure costs (3)	31.4	40.9	21.2	13.6	8.0
Stock-based compensation expense	14.5	25.1	20.7	19.7	10.4
Loss (gain) on undesignated derivative contracts (6)	4.8	26.7	(1.1)	1.9	(8.3)
Loss on extinguishment of debt and debt refinancing costs (4)	1.9	21.0	0.1	9.1	—
Brazil VAT charge (recovery)	0.3	(8.3)	—	—	—
Foreign currency losses (gains) (6)	6.8	(7.4)	7.5	22.5	14.3
Impairment charges (5)	40.2	7.0	—	—	133.9
Inventory step-up adjustment	—	5.3	—	—	—
Fair value adjustment for warrants	0.8	7.0	—	—	—
Other operating and non-operating expenses (3)(6)	7.8	23.6	10.7	10.4	8.7
Business transformation costs	—	—	—	23.4	5.4
Adjusted EBITDA	$635.8	$704.2	$640.4	$593.8	$547.4

(1)Refer to the consolidated statement of operations and “Note 6: Other operating expenses, net” in Item 8 of this Annual Report on Form 10-K for more information.
(2)Represents charges or gains recorded for both the defined benefit pension and other postretirement benefit plans (the “Plans”). The Plans' mark to market loss is measured and recognized in its entirety within the statement of operations annually on December 31 and results from changes in actuarial assumptions and plan experience between the prior and current measurement dates, as well as the difference between the expected return on plan assets and the actual return on plan assets. For 2020, the pension mark to market loss of $52.8 million reflects a measurement loss of $139.7 million resulting from changes since the prior measurement date in actuarial assumptions and plan experience, offset by the difference between the expected and actual return on plan assets of $86.9 million attributable to the performance of plan assets during 2020. See “Note 11: Employee benefit plans” in Item 8 of this Annual Report on Form 10-K for additional information on pension mark to market loss, pension curtailment and settlement gains and non-operating retirement benefits.
(3)Refer to “Note 6: Other operating expenses, net” in Item 8 of this Annual Report on Form 10-K for more information.
(4)Refer to the consolidated statement of operations and “Note 8: Other expense, net” in Item 8 of this Annual Report on Form 10-K for more information.
(5)The 2016 impairment charges primarily related to the impairment of intangible assets and property, plant and equipment. See “Note 16: Impairment charges” in Item 8 on this Annual Report on Form 10-K for further information regarding the year ended December 31, 2020.
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

Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. Under our hedging policy, we seek to maintain an appropriate amount of fixed-rate debt obligations, either directly or effectively through interest rate derivative contracts that fix the interest rate payable on all or a portion of our floating rate debt obligations. We assess the anticipated mix of the fixed versus floating amount of debt once a year, in connection with our annual budgeting process, with the purpose of hedging variability of interest expense and interest payments on our variable rate bank debt and maintaining a mix of both fixed and floating rate debt. As of December 31, 2020, approximately 84% of our debt was fixed rate after consideration of interest rate swap contracts. Refer to “Note 18: Debt” in Item 8 of this Annual Report on Form 10-K for additional information.
Below is a chart showing the sensitivity of both a 100 basis point and 200 basis point increase in interest rates (including the impact of derivatives), with other variables held constant on our earnings before tax.

(in millions)	Year ended December 31, 2020
100 basis point increase in variable interest rates	$4.2
200 basis point increase in variable interest rates	8.3
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
The majority of our currency risk arising on cash, accounts receivable, accounts payable and loan balances denominated in currencies other than those which we record the financial results for a business operation stem from exposures to the US dollar, euro or British pound sterling. The following table illustrates the sensitivity of our 2020 consolidated earnings before income taxes (including the impact of foreign currency derivative instruments), to a 10% increase in the value of the US dollar, euro, and British pound sterling with all other variables held constant.

(in millions)	Year ended December 31, 2020
10% strengthening of US dollar	$5.1
10% strengthening of euro	(1.0)
10% strengthening of British pound sterling	(0.1)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Univar Solutions Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Univar Solutions Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

Environmental Liabilities
Description of the Matter
At December 31, 2020, the Company’s environmental liability balance was $79.6 million. As discussed in Note 21 of the consolidated financial statements, the Company is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively “environmental remediation work”) at approximately 125 locations. In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; required scope and estimated costs of remediation; the interpretation, application and enforcement of laws and regulations; the development of alternative cleanup technologies and methods; and the level of the Company’s responsibility for remediating at various sites.

Auditing management’s accrual for environmental liabilities was especially challenging because it involves judgmental underlying assumptions, including remediation methods, remediation time horizon and remediation cost estimates. These assumptions have a significant effect on the accrual for environmental liabilities.

How we addressed the Matter in Our Audit
We tested management’s controls that address the risks of material misstatement relating to the measurement and valuation of the environmental liabilities. For example, we tested controls over management’s review of the environmental liability calculations and the significant assumptions and data inputs used by management.

To test the accrual for environmental liabilities, we involved our specialist to assist us in evaluating the reasonableness of the Company’s calculation and underlying assumptions. We performed audit procedures that included, among others, assessing key methodologies and testing the significant assumptions and the underlying data used by management. For example, we tested the site’s current remediation status and remediation strategy, which included an analysis of the site’s remediation timeline, regulatory requirements, remediation actions and related technologies and eligibility for discounting. In addition, we performed a search of various data sources for any unidentified environmental liabilities for which the Company may be a potential responsible party.

Goodwill Impairment – Canada reporting unit
Description of the Matter
At December 31, 2020, the Company’s goodwill was $2,270.4 million. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment annually on October 1, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s reporting units are USA, Canada, EMEA, Latin America and Asia-Pacific. For each of the reporting units, the Company has the option to perform either the qualitative or quantitative test. In the event a reporting unit fails the qualitative assessment, it is required to perform the quantitative test. The Company’s quantitative impairment test considers both the income approach and the market approach to estimate a reporting unit’s fair value. Significant estimates include forecasted EBITDA, market segment growth rates, estimated costs and discount rates based on a reporting unit’s weighted average cost of capital (“WACC”).

Total goodwill allocated to the Canada reporting unit was $428.1 million. Auditing management’s annual goodwill impairment test for the Canada reporting unit was complex and highly judgmental due to the significant estimation required to determine the fair value of the Canada reporting unit. In particular, the fair value estimate was sensitive to significant assumptions, discussed above, which are affected by expectations about future market or economic considerations.

How we addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the annual goodwill impairment test for the Canada reporting unit, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Canada reporting unit, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends and evaluated whether changes to the Company’s business model, customer base or product mix and other factors would affect the significant assumptions. With assistance of our specialists, we evaluated the valuation methodology and discount rate by testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the Canada reporting unit that would result from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2010.
Chicago, Illinois
February 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Univar Solutions Inc.

Opinion on Internal Control over Financial Reporting

We have audited Univar Solutions Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Univar Solutions Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated February 25, 2021, expressed an unqualified opinion thereon.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP
Chicago, Illinois
February 25, 2021

UNIVAR SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		Year ended December 31,
(in millions, except per share data)	Note	2020	2019	2018
Net sales		$8,265.0	$9,286.9	$8,632.5
Cost of goods sold (exclusive of depreciation)		6,262.8	7,146.1	6,732.4
Operating expenses:
Outbound freight and handling		344.4	364.8	328.3
Warehousing, selling and administrative		1,022.3	1,068.8	931.4
Other operating expenses, net	6	90.2	298.2	73.5
Depreciation		162.9	155.0	125.2
Amortization		60.0	59.7	54.3
Impairment charges	16	40.2	7.0	—
Total operating expenses		$1,720.0	$1,953.5	$1,512.7
Operating income		$282.2	$187.3	$387.4
Other (expense) income:
Interest income		2.1	7.7	3.2
Interest expense		(114.5)	(147.2)	(135.6)
(Loss) gain on sale of business	4	(50.6)	41.4	—
Loss on extinguishment of debt	18	(1.8)	(19.8)	(0.1)
Other expense, net	8	(58.4)	(70.5)	(32.7)
Total other expense		$(223.2)	$(188.4)	$(165.2)
Income (loss) before income taxes		59.0	(1.1)	222.2
Income tax expense from continuing operations	9	6.1	104.5	49.9
Net income (loss) from continuing operations		$52.9	$(105.6)	$172.3
Net (loss) income from discontinued operations	4	$—	$5.4	$—
Net income (loss)		$52.9	$(100.2)	$172.3

Income (loss) per common share:
Basic from continuing operations	10	$0.31	$(0.64)	$1.22
Basic from discontinued operations	10	—	0.03	—
Basic income (loss) per common share		$0.31	$(0.61)	$1.22
Diluted from continuing operations	10	$0.31	$(0.64)	$1.21
Diluted from discontinued operations	10	—	0.03	—
Diluted income (loss) per common share		$0.31	$(0.61)	$1.21

Weighted average common shares outstanding:
Basic	10	169.0	164.1	141.2
Diluted	10	169.8	164.1	142.2

The accompanying notes are an integral part of these consolidated financial statements.

UNIVAR SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

		Year ended December 31,
(in millions)	Note	2020	2019	2018
Net income (loss)		$52.9	$(100.2)	$172.3
Other comprehensive (loss) income, net of tax:
Impact due to adoption of ASU 2018-02(1)		—	(3.2)	—
Impact due to adoption of ASU 2017-12(1)		—	—	0.5
Foreign currency translation	13	(10.7)	22.8	(97.0)
Pension and other postretirement benefits adjustment	13	20.2	0.1	0.1
Derivative financial instruments	13	(17.3)	(25.8)	1.7
Total other comprehensive loss, net of tax		$(7.8)	$(6.1)	$(94.7)
Comprehensive income (loss)		$45.1	$(106.3)	$77.6

(1)Adjusted due to the adoption of Accounting Standards Update (“ASU”) 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” on January 1, 2019 and ASU 2017-12 “Targeted Improvements to Accounting for Hedging Activities” on January 1, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

UNIVAR SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS

		December 31,
(in millions, except per share data)	Note	2020	2019
Assets
Current assets:
Cash and cash equivalents		$386.6	$330.3
Trade accounts receivable, net of allowance for doubtful accounts of $17.2 and $12.9 at December 31, 2020 and 2019, respectively.		1,239.8	1,160.1
Inventories		674.0	796.0
Prepaid expenses and other current assets		151.5	167.2
Total current assets		$2,451.9	$2,453.6
Property, plant and equipment, net	14	1,065.7	1,152.4
Goodwill	15	2,270.4	2,280.8
Intangible assets, net	15	251.9	320.2
Deferred tax assets	9	29.6	21.3
Other assets		285.5	266.5
Total assets		$6,355.0	$6,494.8
Liabilities and stockholders’ equity
Current liabilities:
Short-term financing	18	$2.1	$0.7
Trade accounts payable		765.1	895.0
Current portion of long-term debt	18	163.5	25.0
Accrued compensation		102.2	103.6
Other accrued expenses	17	374.1	425.1
Total current liabilities		$1,407.0	$1,449.4
Long-term debt	18	2,477.1	2,688.8
Pension and other postretirement benefit liabilities	11	308.8	295.6
Deferred tax liabilities	9	39.3	56.3
Other long-term liabilities		330.5	271.9
Total liabilities		$4,562.7	$4,762.0
Stockholders’ equity:
Preferred stock, 200.0 million shares authorized at $0.01 par value with no shares issued or outstanding as of December 31, 2020 and 2019, respectively		$—	$—
Common stock, 2.0 billion shares authorized at $0.01 par value with 169.3 million and 168.7 million shares issued and outstanding at December 31, 2020 and 2019, respectively		1.7	1.7
Additional paid-in capital		2,983.3	2,968.9
Accumulated deficit		(805.6)	(858.5)
Accumulated other comprehensive loss	13	(387.1)	(379.3)
Total stockholders’ equity		$1,792.3	$1,732.8
Total liabilities and stockholders’ equity		$6,355.0	$6,494.8

The accompanying notes are an integral part of these consolidated financial statements.

UNIVAR SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year ended December 31,
(in millions)	Note	2020	2019	2018
Operating activities:
Net income (loss)		$52.9	$(100.2)	$172.3
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization		222.9	214.7	179.5
Impairment charges	16	40.2	7.0	—
Amortization of deferred financing fees and debt discount		6.5	8.9	7.6
Amortization of pension cost (credits) from accumulated other comprehensive loss	13	(0.1)	0.1	2.7
Loss (gain) on sale of business	4	50.6	(41.4)	—
(Gain) loss on sale of property, plant and equipment and other assets		(23.7)	(9.9)	2.0
Loss on extinguishment of debt	18	1.8	13.1	0.1
Deferred income taxes	9	(32.4)	24.3	2.8
Stock-based compensation expense	12	14.5	25.1	20.7
Charge for inventory step-up of acquired inventory		—	5.3	—
Other		3.6	3.0	0.7
Changes in operating assets and liabilities:
Trade accounts receivable, net		(66.0)	197.0	(62.1)
Inventories		126.0	69.0	14.4
Prepaid expenses and other current assets		1.2	54.3	(19.3)
Trade accounts payable		(139.3)	(70.9)	9.3
Pensions and other postretirement benefit liabilities		19.5	21.9	(15.4)
Other, net		(51.3)	(57.4)	(25.4)
Net cash provided by operating activities		$226.9	$363.9	$289.9
Investing activities:
Purchases of property, plant and equipment		$(111.3)	$(122.5)	$(94.6)
Purchases of businesses, net of cash acquired	3	(4.6)	(1,201.0)	(18.6)
Proceeds from sale of property, plant and equipment and other assets		46.5	54.8	14.5
Proceeds from sale of business	4	37.3	838.3	—
Other		(9.2)	(2.7)	(0.3)
Net cash used by investing activities		$(41.3)	$(433.1)	$(99.0)
Financing activities:
Proceeds from the issuance of long-term debt	18	$—	$1,845.8	$—
Payments on long-term debt and finance lease obligations	18	(205.3)	(1,545.9)	(561.9)
Net proceeds under revolving credit facilities	18	65.5	7.2	41.7
Short-term financing, net	18	0.1	(9.2)	0.5
Financing fees paid	18	—	(7.9)	(1.1)
Taxes paid related to net share settlements of stock-based compensation awards		(2.9)	(2.8)	(4.1)
Stock option exercises	12	1.1	6.6	5.9
Contingent consideration payments		—	—	(0.4)
Other		1.5	1.4	1.1
Net cash (used) provided by financing activities		$(140.0)	$295.2	$(518.3)
Effect of exchange rate changes on cash and cash equivalents		$10.7	$(17.3)	$(18.0)
Net increase (decrease) in cash and cash equivalents		56.3	208.7	(345.4)
Cash and cash equivalents at beginning of period		330.3	121.6	467.0
Cash and cash equivalents at end of period		$386.6	$330.3	$121.6
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes		$51.3	$42.5	$65.0
Interest, net of capitalized interest		104.7	146.1	128.2
Non-cash activities:
Fair value of common stock issued for acquisition of business	3	$—	$613.8	$—
Additions of property, plant and equipment included in trade accounts payable and other accrued expenses		5.5	9.8	14.6
Additions of property, plant and equipment under a finance lease obligation		61.4	23.3	23.6
Additions of assets under an operating lease obligation		62.1	25.5	—
The accompanying notes are an integral part of these consolidated financial statements.

UNIVAR SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except per share data)	Common stock (shares)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance, January 1, 2018	141.1	$1.4	$2,301.3	$(934.1)	$(278.5)	$1,090.1
Impact due to adoption of ASU, net of tax $(0.3) (1)	—	—	—	0.3	0.5	0.8
Net income	—	—	—	172.3	—	172.3
Foreign currency translation adjustment, net of tax $2.4	—	—	—	—	(97.0)	(97.0)
Pension and other postretirement benefits adjustment, net of tax $(0.1)	—	—	—	—	0.1	0.1
Derivative financial instruments, net of tax $(0.4)	—	—	—	—	1.7	1.7
Restricted stock units vested	0.4	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.1)	—	(4.1)	—	—	(4.1)
Stock option exercises	0.3	—	5.9	—	—	5.9
Employee stock purchase plan	—	—	1.1	—	—	1.1
Stock-based compensation	—	—	20.7	—	—	20.7
Other	—	—	0.1	—	—	0.1
Balance, December 31, 2018	141.7	$1.4	$2,325.0	$(761.5)	$(373.2)	$1,191.7
Impact due to adoption of ASU (2)	—	—	—	3.2	(3.2)	—
Net loss	—	—	—	(100.2)	—	(100.2)
Foreign currency translation adjustment, net of tax $4.9	—	—	—	—	22.8	22.8
Pension and other postretirement benefits adjustment	—	—	—	—	0.1	0.1
Derivative financial instruments, net of tax $7.0	—	—	—	—	(25.8)	(25.8)
Common stock issued for the Nexeo acquisition (3)	27.9	0.3	649.0	—	—	649.3
Shares canceled	(1.5)	—	(35.5)	—	—	(35.5)
Restricted stock units vested	0.4	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.2)	—	(2.8)	—	—	(2.8)
Stock option exercises	0.3	—	6.6	—	—	6.6
Employee stock purchase plan	0.1	—	1.4	—	—	1.4
Stock-based compensation	—	—	25.1	—	—	25.1
Other	—	—	0.1	—	—	0.1
Balance, December 31, 2019	168.7	$1.7	$2,968.9	$(858.5)	$(379.3)	$1,732.8
Net Income	—	—	—	52.9	—	52.9
Foreign currency translation adjustment, net of tax $(4.7)	—	—	—	—	(10.7)	(10.7)
Pension and other postretirement benefits adjustment, net of tax $(4.7) (4)	—	—	—	—	20.2	20.2
Derivative financial instruments, net of tax $7.9	—	—	—	—	(17.3)	(17.3)
Restricted stock units vested	0.6	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.2)	—	(2.9)	—	—	(2.9)
Stock option exercises	0.1	—	1.1	—	—	1.1
Employee stock purchase plan	0.1	—	1.5	—	—	1.5
Stock-based compensation	—	—	14.5	—	—	14.5
Other	—	—	0.2	—	—	0.2
Balance, December 31, 2020	169.3	$1.7	$2,983.3	$(805.6)	$(387.1)	$1,792.3

(1)Adjusted due to the adoption of ASU 2014-09 “Revenue from Contracts with Customers” on January 1, 2018.
(2)Adjusted due to the adoption of ASU 2018-02 “Income Statement - Reporting Comprehensive Income” on January 1, 2019.
(3)Refer to “Note 3: Business combinations” for more information.
(4)Includes $25.0 million pre-tax adjustment related to plan amendment on the United Kingdom (UK) pension plan.

The accompanying notes are an integral part of these consolidated financial statements.

UNIVAR SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2020 AND 2019 AND
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
1. Nature of operations
Headquartered in Downers Grove, Illinois, Univar Solutions Inc. (“Univar Solutions," "Company," "we," "our" and "us") is a leading global chemical and ingredient distributor and provider of value-added services to customers across a wide range of industries. The Company’s operations are structured into four reportable segments that represent the geographic areas under which the Company manages its business:
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
On our consolidated statements of cash flows for 2018, the amounts included in “net proceeds under revolving credit facilities,” which were previously included in “proceeds from the issuance of long-term debt,” are now presented separately to conform to the current year presentation.
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
On December 31, 2020, the Company adopted ASU 2018-14 “Compensation - Retirement Benefits - Defined Benefit Plans - General” (Subtopic 715-20), which amends the disclosure requirements related to defined benefit pension and other postretirement plans. The adoption did not have a significant impact upon the Company's financial statements and disclosures.
Accounting pronouncements issued but not yet adopted
In December 2019, the FASB issued ASU 2019-12 “Income Taxes” (Topic 740) – “Simplifying the Accounting for Income Taxes.” The ASU clarifies and simplifies the accounting for income taxes by eliminating certain exceptions for intra-period tax allocation principles, updating the methodology for calculating income tax rates in an interim period and aligning the recognition of deferred taxes for outside basis differences in an investment, among other updates. The Company will adopt this guidance effective January 1, 2021 and does not expect it to have a material impact on our consolidated financial statements and disclosures.
In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform” (Topic 848) – “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for applying US GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform from currently referenced rates, such as LIBOR, to alternative rates. The ASU is effective beginning March 12, 2020 and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company has established a project team to evaluate contract exposure and optional practical expedients provided by the standard. The Company is currently determining the impacts of the guidance on our consolidated financial statements.
Cash and cash equivalents
Cash and cash equivalents include highly-liquid investments with an original maturity of three months or less that are readily convertible into known amounts of cash.
Trade accounts receivable, net and allowance for doubtful accounts
Trade accounts receivable are stated at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts reflects the Company's current estimate of credit losses expected to be incurred over the life of the trade accounts receivable. Collectability of the trade accounts receivable balance is assessed on an ongoing basis and determined based on the delinquency of customer accounts, the financial condition of individual customers, past collections experience and future economic expectations.
Changes in the allowance for doubtful accounts are as follows:

(in millions)	2020	2019	2018
Balance as of January 1	$12.9	$11.2	$13.0
Provision for credit losses	9.3	5.1	4.7
Write-offs	(4.4)	(3.4)	(4.9)
Recoveries	0.1	0.4	—
Dispositions	(0.5)	—	—
Other adjustments	—	—	(0.4)
Foreign exchange	(0.2)	(0.4)	(1.2)
Balance as of December 31	$17.2	$12.9	$11.2
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

Goodwill and intangible assets
Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations. Goodwill is tested for impairment annually on October 1, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s reporting units are USA, EMEA, Canada, Latin America and Asia-Pacific.
For each of the reporting units, the Company has the option to perform either the qualitative or the quantitative test. In the event a reporting unit fails the qualitative assessment, it is required to perform the quantitative test. The quantitative impairment test considers both the income approach and the market approach to estimate a reporting unit’s fair value. Significant estimates include forecasted EBITDA, market segment growth rates, estimated costs, and discount rates based on a reporting unit's weighted average cost of capital.
If the fair value of the reporting unit is less than its carrying value, the reporting unit will recognize an impairment for the lesser of either the amount by which the reporting unit's carrying amount exceeds the fair value of the reporting unit or the reporting unit’s goodwill carrying value.
The Company's intangible assets have finite lives and are amortized over their respective useful lives of 2 to 20 years. Intangible assets are tested for impairment if an event occurs or circumstances change that indicates the carrying value may not be recoverable.
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
Defined benefit plans
The Company sponsors several defined benefit plans and recognizes actuarial gains or losses, known as “mark to market” adjustments, at the December 31 measurement date. The mark to market adjustments primarily include gains and losses resulting from changes in discount rates and the difference between the expected and actual rate of return on plan assets. Settlement gains and losses are recognized in the period in which the settlement occurs.
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
Legal costs
We expense legal costs as incurred.
Environmental liabilities
Environmental liabilities are recognized for probable and reasonably estimable losses associated with environmental remediation. Incremental direct costs of the investigation, remediation effort and post-remediation monitoring are included in the estimated environmental liabilities. The Company discounts environmental liabilities if the liability and the respective payments streams are fixed or reliably determinable. Expected cash outflows related to environmental remediation for the next 12 months and amounts for which the timing is uncertain are reported as current within other accrued expenses in the consolidated balance sheets. The long-term portion of environmental liabilities is reported within other long-term liabilities in the consolidated balance sheets. Environmental remediation expenses are included within warehousing, selling and administrative expenses in the consolidated statements of operations, unless associated with disposed operations, in which case such expenses are included in other operating expenses, net.
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
Chemical Distribution
Revenue is recognized when performance obligations under the terms of the contract are satisfied, which generally occurs when goods are transferred to a customer under the terms of the sale. Net sales include product sales and billings for freight and handling charges, net of discounts, expected returns, customer price and volume incentives and sales or other revenue-based taxes. The Company estimates customer price and volume incentives and expected customer returns based on historical experience.
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
3. Business combinations
Year ended December 31, 2020
Acquisition of Zhuhai Techi Chem Silicone Industry Corporation
On December 18, 2020, the Company completed an acquisition of the specialty silicone solutions business of Zhuhai Techi Chem Silicone Industry Corporation (“Techi Chem”), a leading distributor of specialty silicone solutions used primarily for the coatings, adhesives, sealants, and elastomers (CASE) market within the China marketplace. The addition of Techi Chem will allow the Company to bring differential value to customers and suppliers within the CASE market.
The purchase price of this acquisition was $6.8 million, composed of $4.6 million cash paid and a $2.2 million contingent consideration component. Refer to “Note 19: Fair value measurements” for further information on the contingent consideration liability. The purchase price allocation includes goodwill of $3.5 million, intangibles of $2.7 million, inventory of $1.0 million and other current assets and deferred tax liabilities of $(0.4) million. The goodwill is included in the LATAM segment and is primarily attributable to expected synergies. The Company does not expect the goodwill to be deductible for income tax purposes. The identified intangible assets relate to customer relationships which have a remaining weighted-average amortization period of eight years. The operating results subsequent to the acquisition date did not have a significant impact on the consolidated financial statements of the Company. The initial accounting for this acquisition has only been preliminarily determined, and is subject to valuations of intangible assets and inventory.

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
The Company assumed 50.0 million warrants, equivalent to 25.0 million Nexeo shares, with an estimated aggregate fair value of $26.0 million at the February 28, 2019 closing date. The warrants were converted into the right to receive, upon exercise, the merger consideration consisting of approximately 7.6 million shares of Univar Solutions common stock plus cash. The warrants have an exercise price of $27.80 and will expire on June 9, 2021. The warrants are recorded as other accrued expenses within the consolidated balance sheets. Refer to “Note 19: Fair value measurements” for more information.

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
In connection with the transaction, the Company entered into a Transition Services Agreement, a Warehouse Service Agreement and Real Property Agreements with the Buyer which are designed to ensure and facilitate an orderly transfer of business operations and will terminate at various times, between six and twenty-four months and can be renewed with a maximum of two twelve-month periods. The income and expense for the services will be reported as other operating expenses, net in the consolidated statements of operations. The Real Property Agreements will have a maximum tenure of 3 years. These arrangements do not constitute significant continuing involvement in the plastics distribution business.
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

Dispositions
On November 30, 2020, the Company completed the sale of its Canadian Agriculture services business for total net cash proceeds of $39.3 million after transaction-related expenses settled at closing, and subject to a final working capital adjustment. The Company recorded a $31.5 million pre-tax loss on sale of business in the condensed consolidated statements of operations. The sale of this business did not meet the criteria to be classified as a discontinued operation in the Company’s financial statements because the disposition did not represent a strategic shift that had, or will have, a major effect on the Company's operations and financial results.
The following summarizes the income before income taxes attributable to this business through the date of the disposition:

	Year ended December 31,
(in millions)	2020	2019	2018
Income before income taxes	$2.8	$3.0	$4.4
On September 1, 2020, the Company completed the sale of its industrial spill and emergency response businesses to EnviroServe Inc. for total net cash proceeds of $6.2 million after transaction-related expenses and recorded a $9.3 million pre-tax loss on sale of business in the condensed consolidated statements of operations. In the fourth quarter of 2020, we recorded an estimated net working capital adjustment of $1.2 million, increasing the loss on sale recorded in the third quarter of 2020. The sale of these businesses did not meet the criteria to be classified as a discontinued operation in the Company’s financial statements because the dispositions did not represent a strategic shift that had, or will have, a major effect on the Company's operations and financial results.
The following summarizes the loss before income taxes attributable to these businesses through the date of the disposition:

	Year ended December 31,
(in millions)	2020	2019	2018
Loss before income taxes	$(26.9)	$(7.2)	$(9.5)
On December 31, 2019, the Company completed the sale of the Environmental Sciences business to AEA Investors LP for total cash proceeds of $174.0 million (net of cash disposed of $0.7 million and $5.9 million of transaction expenses) plus a $5.0 million ($2.4 million present value) subordinated note receivable and recorded a pre-tax gain on sale of $41.4 million. In the first quarter of 2020, we recorded a net working capital adjustment of $8.2 million, reducing the proceeds and the gain on sale recorded in the fourth quarter of 2019. The sale of the business did not meet the criteria to be classified as a discontinued operation in the Company’s financial statements because the disposition did not represent a strategic shift, that has, or will have, a major effect on the Company's operations and financial results.
The following summarizes the income before income taxes attributable to the Environmental Sciences business:

	Year ended December 31,
(in millions)	2019	2018
Income before income taxes	$28.6	$28.2

5. Revenue
The Company disaggregates revenues from contracts with customers by both geographic segments and revenue contract types. Geographic reportable segmentation is pertinent to understanding the Company's revenues, as it aligns to how the Company reviews the financial performance of its operations. Revenue contract types are differentiated by the type of good or service the Company offers customers, since the contractual terms necessary for revenue recognition are unique to each of the identified revenue contract types.
The following tables disaggregate external customer net sales by major stream:

	USA	EMEA	Canada	LATAM	Consolidated
(in millions)	Year ended December 31, 2020
Chemical Distribution	$4,698.1	$1,695.8	$749.7	$441.5	$7,585.1
Crop Sciences	—	—	315.1	—	315.1
Services	308.1	1.3	45.9	9.5	364.8
Total external customer net sales	$5,006.2	$1,697.1	$1,110.7	$451.0	$8,265.0

	USA	EMEA	Canada	LATAM	Consolidated
(in millions)	Year ended December 31, 2019
Chemical Distribution	$5,507.2	$1,784.2	$852.8	$443.7	$8,587.9
Crop Sciences	—	—	318.0	—	318.0
Services	321.3	1.3	47.0	11.4	381.0
Total external customer net sales	$5,828.5	$1,785.5	$1,217.8	$455.1	$9,286.9

	USA	EMEA	Canada	LATAM	Consolidated
(in millions)	Year ended December 31, 2018
Chemical Distribution	$4,775.2	$1,974.4	$877.6	$383.8	$8,011.0
Crop Sciences	—	—	381.6	—	381.6
Services	185.8	1.3	43.1	9.7	239.9
Total external customer net sales	$4,961.0	$1,975.7	$1,302.3	$393.5	$8,632.5
Deferred revenue
Deferred revenues are recognized as a contract liability when customers provide the Company with consideration prior to the Company satisfying a performance obligation and are recognized in revenue when the performance obligations are met. Deferred revenues relate to revenues that are expected to be recognized within one year and are recorded within the other accrued expenses line item of the consolidated balance sheet. Deferred revenues as of December 31, 2020 and 2019 were $5.8 million and $65.5 million, respectively. The decrease in deferred revenues is primarily related to the wind down of the Canadian Agriculture wholesale distribution business.
Revenue recognized for the years ended December 31, 2020 and 2019 from amounts included in contract liabilities at the beginning of the period were $65.0 million and $44.5 million, respectively.
6. Other operating expenses, net
Other operating expenses, net consisted of the following items:

	Year ended December 31,
(in millions)	2020	2019	2018
Acquisition and integration related expenses	$62.4	$152.1	$22.0
Stock-based compensation expense	14.5	25.1	20.7
Restructuring charges	13.9	2.6	4.8
Other employee severance costs	14.8	31.2	16.4
Other facility closure costs (1)	2.7	7.1	—
Fair value adjustment for warrants	0.8	7.0	—
(Gain) loss on sale of property, plant and equipment and other assets	(23.7)	(9.9)	2.0
Saccharin legal settlement	—	62.5	—
Other	4.8	20.5	7.6
Total other operating expenses, net	$90.2	$298.2	$73.5

(1)In 2019, other facility closure costs includes $3.6 million recorded as an estimated withdrawal liability associated with a multi-employer pension plan related to an announced facility closure.
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
2020 Restructuring
During the first quarter of 2020, management approved a plan to implement a new structure designed to streamline and accelerate the opportunities between Canada and USA operations resulting in a condensed and realigned reporting structure for the commercial, operating, human resources and finance functions. This change did not impact the Company's reportable segments. All restructuring actions under this program were complete as of June 30, 2020, except for final cash payments that will be made in the future. During the third and fourth quarters of 2020, the Company increased its previously disclosed estimate and recorded additional charges to earnings of $0.2 million and $0.1 million, respectively, within employee termination costs.
During the second quarter of 2020, the Company initiated workforce reductions spanning across many job functions and locations in the USA and Other in order to align the Company's workforce with its anticipated business needs. All restructuring actions under this program were complete as of December 31, 2020, except for final cash payments that will be made in the future.
As a result of both of these plans, we recorded the following charges:

(in millions)	Year ended December 31, 2020	Cumulative Costs	Anticipated total costs
USA:
Employee termination costs	$6.4	$6.4	$6.4

Canada:
Employee termination costs	$3.4	$3.4	$3.4

Other:
Employee termination costs	$0.8	$0.8	$0.8
Total	$10.6	$10.6	$10.6
During the fourth quarter of 2020, the Company approved a plan to wind down its Canadian Agriculture wholesale distribution business as part of an in-depth review of the changing dynamics of the agriculture industry. The actions associated with this program were substantially complete as of December 31, 2020.
As a result of this plan, we recorded the following charges:

(in millions)	Year ended December 31, 2020	Cumulative Costs	Anticipated total costs
Canada:
Employee termination costs	$1.7	$1.7	$1.8
Other exit costs	2.2	2.2	2.2
Total	$3.9	$3.9	$4.0
2018 Restructuring
During 2018, management approved a plan to consolidate departments. The actions associated with this program were substantially complete as of March 31, 2020, although cash payments will be made into the future. During 2020, the Company reduced its estimate, which was previously recorded as a charge to earnings, in the amount of $0.6 million within employee termination costs as a result of changes in organizational structure. The following table presents a summary of the financial impacts of that plan:

(in millions)	Year ended December 31, 2020	Cumulative costs	Anticipated total costs
USA:
Employee termination costs	$(0.4)	$5.1	$5.1
Other exit costs	—	0.1	0.1
Total	$(0.4)	$5.2	$5.2

Other:
Employee termination costs	$(0.2)	$1.0	$1.0

Total:
Employee termination costs	$(0.6)	$6.1	$6.1
Other exit costs	—	0.1	0.1
Total	$(0.6)	$6.2	$6.2
The following table summarizes activity related to accrued liabilities associated with restructuring:

(in millions)	January 1, 2020	Charge to earnings	Cash paid	Non-cash and other	December 31, 2020
Employee termination costs	$3.7	$11.7	$(12.4)	$0.2	$3.2
Facility exit costs	1.9	—	(0.5)	—	1.4
Other exit costs	0.2	2.2	—	0.1	2.5
Total	$5.8	$13.9	$(12.9)	$0.3	$7.1

(in millions)	January 1, 2019	Charge to earnings	Cash paid	December 31, 2019
Employee termination costs	$4.2	$2.5	$(3.0)	$3.7
Facility exit costs	5.0	0.1	(3.2)	1.9
Other exit costs	0.2	—	—	0.2
Total	$9.4	$2.6	$(6.2)	$5.8
Restructuring liabilities of $6.6 million and $5.3 million were classified as current in other accrued expenses in the consolidated balance sheets as of December 31, 2020 and 2019, respectively. The long-term portion of restructuring liabilities of $0.5 million were recorded in other long-term liabilities in the consolidated balance sheets as of December 31, 2020 and 2019, and primarily consists of facility exit costs that are expected to be paid within the next five years.
The cost information above does not contain any estimates for programs that may be developed and implemented in future periods. While the Company believes the recorded restructuring liabilities are adequate, revisions to current estimates may be recorded in future periods based on new information as it becomes available.

8. Other expense, net
Other expense, net consisted of the following (losses) gains:

	Year ended December 31,
(in millions)	2020	2019	2018
Pension mark to market loss (1)(2)	$(52.8)	$(50.4)	$(34.2)
Pension curtailment and settlement gains (1)	0.6	1.3	—
Non-operating retirement benefits (1)(2)	8.5	2.2	11.0
Foreign currency transactions	(6.9)	(10.1)	(6.7)
Foreign currency denominated loans revaluation	0.1	17.5	(0.8)
Undesignated foreign currency derivative instruments (3)	3.2	(23.7)	1.1
Undesignated swap contracts (3)	(8.0)	(3.0)	—
Debt refinancing costs (4)	(0.1)	(1.2)	—
Other	(3.0)	(3.1)	(3.1)
Total other expense, net	$(58.4)	$(70.5)	$(32.7)

(1)Refer to “Note 11: Employee benefit plans” for more information.
(2)Represents mark to market loss and non-operating retirement benefits for both the defined benefit pension and other postretirement benefit plans.
(3)Refer to “Note 20: Derivatives” for more information.
(4)Refer to “Note 18: Debt” for more information.
9. Income taxes
For financial reporting purposes, income (loss) before income taxes includes the following components:

	Year ended December 31,
(in millions)	2020	2019	2018
(Loss) income before income taxes
US	$(47.7)	$(194.5)	$36.6
Foreign	106.7	193.4	185.6
Total income (loss) before income taxes	$59.0	$(1.1)	$222.2
The expense for income taxes is summarized as follows:

	Year ended December 31,
(in millions)	2020	2019	2018
Current:
Federal	$(3.4)	$33.9	$13.8
State	(1.5)	7.1	2.1
Foreign	43.4	39.2	31.2
Total current	$38.5	$80.2	$47.1
Deferred:
Federal	$(20.2)	$12.2	$6.5
State	(2.7)	3.4	(0.5)
Foreign	(9.5)	8.7	(3.2)
Total deferred	$(32.4)	$24.3	$2.8
Total income tax expense from continuing operations	$6.1	$104.5	$49.9

For our continuing operations, differences between actual provisions for income taxes and provisions for income taxes at the US federal statutory rate (21.0%) were as follows:

	Year ended December 31,
(in millions)	2020	2019	2018
US federal statutory income tax expense (benefit) applied to (loss) income before income taxes	$12.5	$(0.2)	$46.7
State income taxes, net of federal benefit	(4.6)	10.7	1.1
Foreign tax rate differential	5.7	8.7	8.1
Effect of flow-through entities	—	30.6	(0.6)
Distributions from foreign subsidiaries	(9.9)	31.9	9.0
Global intangible low-taxed income	12.9	22.8	19.9
(Loss) gain on disposal	(5.0)	12.9	—
Change in valuation allowance, net	(69.3)	(18.8)	(11.6)
Foreign tax credit	58.8	(13.5)	(38.3)
Non-deductible expenses	2.6	16.5	4.8
Withholding and other taxes based on income	0.1	1.7	0.5
Warrants	0.2	1.5	—
Change in statutory income tax rates	1.5	(1.1)	—
Unrecognized tax benefits	0.5	(0.3)	(2.7)
2017 US repatriation tax	—	—	13.0
Non-taxable interest income	—	—	(0.7)
Other	0.1	1.1	0.7
Total income tax expense from continuing operations	$6.1	$104.5	$49.9
Effective income tax rate	10.3%	(9,500.0)%	22.5%

The consolidated deferred tax assets and liabilities are detailed as follows:

	December 31,
(in millions)	2020	2019
Deferred tax assets:
Net operating loss carryforwards (“NOLs”)	$34.3	$39.1
Environmental reserves	22.0	20.9
Interest	16.2	17.3
Tax credit and capital loss carryforwards	6.2	60.1
Pension	64.1	69.5
Compensation	17.2	16.0
Inventory	6.0	5.4
Other temporary differences	21.0	20.9
Gross deferred tax assets	$187.0	$249.2
Valuation allowance	(19.9)	(87.5)
Deferred tax assets, net of valuation allowance	$167.1	$161.7
Deferred tax liabilities:
Property, plant and equipment, net	$(98.1)	$(110.5)
Intangible assets	(75.3)	(78.3)
Other temporary differences	(3.4)	(7.9)
Deferred tax liabilities	$(176.8)	$(196.7)
Net deferred tax liability	$(9.7)	$(35.0)

As of December 31, 2020, the Company has approximately $34.3 million (tax effected) of NOLs. Approximately $1.5 million of NOLs will expire in the period 2021 through 2027. The remaining $32.8 million has no expiration. Additionally, the Company has approximately $6.2 million of foreign tax credits and capital loss carryforwards. The Company does not expect future earnings of the appropriate character of taxable income which would allow it to utilize certain of these tax attributes in future tax years. Therefore, the Company will maintain a valuation allowance of $1.9 million on these amounts.
Foreign Tax Effects
The Company earns a significant amount of its operating income outside of the US. As of December 31, 2020, the Company is indefinitely reinvested with respect to its US directly-owned subsidiary earnings. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries. The Company is subject to US income tax on substantially all foreign earnings under the GILTI provisions of the 2017 Tax Cut and Jobs Act, while a significant portion of remaining foreign earnings are eligible for the new dividends received deduction. As a result, a portion of any future repatriation of $391.2 million of undistributed earnings may be subject to US income tax, as well as state and local income taxes, and currency translation gains or losses. It is impracticable to calculate the exact amount. Additionally, gains and losses on any future taxable dispositions of US-owned foreign affiliates continue to be subject to US income tax.
Tax Contingencies
The changes in unrecognized tax benefits included in other long-term liabilities, excluding interest and penalties, are as follows:

	Year ended December 31,
(in millions)	2020	2019
Balance as of January 1	$1.1	$0.4
Increase for tax positions of current year	16.4	—
Increase for tax positions of prior years	17.8	—
Increase for tax positions of prior years related to acquired business	—	1.3
Reductions due to the statute of limitations expiration	(0.3)	(0.1)
Foreign exchange	—	(0.5)
Balance as of December 31	$35.0	$1.1
There were $35.0 million and $1.1 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate at December 31, 2020 and 2019, respectively. The Company files income tax returns in the US and various state and foreign jurisdictions. Generally, tax years are open for review by taxing authorities for a period of three years. As of December 31, 2020, the Company has limited audit activity for tax years back to 2007 and 2008, as well as for the periods 2012 through 2019. The Company continues to believe its positions are supportable; however, due to uncertainties in any tax audit outcome, the Company’s estimates of the ultimate settlement of uncertain tax positions may change and the actual tax benefits may differ from the estimates.
The Company recognized $0.6 million, $0.5 million and $0.1 million of interest and/or penalties related to income tax matters in interest expense related to unrecognized tax benefits in the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018, respectively. The Company had $1.9 million and $1.3 million of interest and penalties reflected within other long-term liabilities on the consolidated balance sheets as of December 31, 2020 and 2019, respectively.

10. Earnings per share
The following table presents the basic and diluted earnings per share computations:

	Year ended December 31,
(in millions, except per share data)	2020	2019	2018
Numerator:
Net income (loss) from continuing operations	$52.9	$(105.6)	$172.3
Net income from discontinued operations	—	5.4	—
Net income (loss)	$52.9	$(100.2)	$172.3
Less: earnings allocated to participating securities	—	—	0.3
Earnings (loss) allocated to common shares outstanding	$52.9	$(100.2)	$172.0

Denominator:
Weighted average common shares outstanding – basic	169.0	164.1	141.2
Effect of dilutive securities: stock compensation plans	0.8	—	1.0
Weighted average common shares outstanding – diluted	169.8	164.1	142.2

Basic:
Basic income (loss) per common share from continuing operations	$0.31	$(0.64)	$1.22
Basic income per common share from discontinued operations	—	0.03	—
Basic income (loss) per common share	$0.31	$(0.61)	$1.22

Diluted:
Diluted income (loss) per common share from continuing operations	$0.31	$(0.64)	$1.21
Diluted income per common share from discontinued operations	—	0.03	—
Diluted income (loss) per common share	$0.31	$(0.61)	$1.21
The shares that were not included in the computation of diluted earnings per share for those periods because their inclusion would be anti-dilutive were as follows:

	Year ended December 31,
(in millions, common shares)	2020	2019	2018
Stock options	4.3	3.0	1.6
Restricted Stock	0.1	0.8	—
Warrants	7.6	6.4	—

11. Employee benefit plans
Defined benefit pension plans
The Company sponsors defined benefit plans that provide pension benefits for employees upon retirement in certain jurisdictions including the US, Canada, United Kingdom and several other European countries. The US, Canada and United Kingdom defined benefit pension plans are closed to new entrants.

The following summarizes the Company’s defined benefit pension plans’ projected benefit obligations, plan assets and funded status:

	Domestic		Foreign		Total
	Year ended December 31,		Year ended December 31,		Year ended December 31,
(in millions)	2020	2019	2020	2019	2020	2019
Change in projected benefit obligations:
Actuarial present value of benefit obligations at beginning of year	$722.4	$625.7	$614.0	$537.5	$1,336.4	$1,163.2
Service cost	—	—	1.9	2.4	1.9	2.4
Interest cost	23.2	27.2	11.7	15.6	34.9	42.8
Benefits paid	(34.9)	(33.5)	(49.5)	(28.4)	(84.4)	(61.9)
Plan amendments	—	—	(25.0)	—	(25.0)	—
Curtailment	—	—	—	(1.3)	—	(1.3)
Actuarial loss (1)	64.2	103.0	74.8	66.6	139.0	169.6
Foreign exchange and other	—	—	21.9	21.6	21.9	21.6
Actuarial present value of benefit obligations at end of year	$774.9	$722.4	$649.8	$614.0	$1,424.7	$1,336.4

Change in the fair value of plan assets:
Plan assets at beginning of year	$495.2	$428.6	$606.8	$522.2	$1,102.0	$950.8
Actual return on plan assets	63.9	86.6	66.4	77.3	130.3	163.9
Contributions by employer	17.6	13.5	8.5	13.8	26.1	27.3
Benefits paid	(34.9)	(33.5)	(49.5)	(28.4)	(84.4)	(61.9)
Foreign exchange and other	—	—	21.8	21.9	21.8	21.9
Plan assets at end of year	$541.8	$495.2	$654.0	$606.8	$1,195.8	$1,102.0
Funded status at end of year	$(233.1)	$(227.2)	$4.2	$(7.2)	$(228.9)	$(234.4)

(1)The actuarial loss (gain) for the years ended 2020 and 2019 were primarily due to a change in the discount rate assumption utilized in measuring plan obligations.
Net amounts related to the Company’s defined benefit pension plans recognized in the consolidated balance sheets consist of:

	Domestic		Foreign		Total
	December 31,		December 31,		December 31,
(in millions)	2020	2019	2020	2019	2020	2019
Overfunded net benefit obligation in other assets	$—	$—	$84.0	$65.4	$84.0	$65.4
Current portion of net benefit obligation in other accrued expenses	(3.5)	(3.5)	(2.1)	(2.1)	(5.6)	(5.6)
Long-term portion of net benefit obligation in pension and other postretirement benefit liabilities	(229.6)	(223.7)	(77.7)	(70.5)	(307.3)	(294.2)
Net liability recognized at end of year	$(233.1)	$(227.2)	$4.2	$(7.2)	$(228.9)	$(234.4)
The following table summarizes defined benefit pension plans with accumulated benefit obligations in excess of plan assets:

	Domestic		Foreign		Total
	December 31,		December 31,		December 31,
(in millions)	2020	2019	2020	2019	2020	2019
Accumulated benefit obligation	$774.9	$722.4	$215.8	$202.0	$990.7	$924.4
Fair value of plan assets	541.8	495.2	162.6	155.0	704.4	650.2

The following table summarizes defined benefit pension plans with projected benefit obligations in excess of plan assets:

	Domestic		Foreign		Total
	December 31,		December 31,		December 31,
(in millions)	2020	2019	2020	2019	2020	2019
Projected benefit obligation	$774.9	$722.4	$242.4	$227.7	$1,017.3	$950.1
Fair value of plan assets	541.8	495.2	162.6	155.0	704.4	650.2
The following table summarizes the components of net periodic benefit cost (income) recognized in the consolidated statements of operations related to defined benefit pension plans:

	Domestic			Foreign			Total
	Year ended December 31,			Year ended December 31,			Year ended December 31,
(in millions)	2020	2019	2018	2020	2019	2018	2020	2019	2018
Service cost (1)	$—	$—	$—	$1.9	$2.4	$2.7	$1.9	$2.4	$2.7
Interest cost (2)	23.2	27.2	27.3	11.7	15.6	15.4	34.9	42.8	42.7
Expected return on plan assets (2)	(28.5)	(25.1)	(31.3)	(14.8)	(20.1)	(25.1)	(43.3)	(45.2)	(56.4)
Amortization of unrecognized prior service cost (credits) (2)	—	—	—	(0.1)	0.1	2.7	(0.1)	0.1	2.7
Settlement (3)	—	—	—	(0.6)	—	—	(0.6)	—	—
Curtailment (3)	—	—	—	—	(1.3)	—	—	(1.3)	—
Actuarial loss (4)	28.9	41.5	23.7	23.7	9.4	11.2	52.6	50.9	34.9
Net periodic benefit cost	$23.6	$43.6	$19.7	$21.8	$6.1	$6.9	$45.4	$49.7	$26.6

(1)Service cost is included in warehouse, selling and administrative expenses.
(2)These amounts are included in other expense, net, and represent non-operating retirement benefits.
(3)Settlements and curtailments are included in other expense, net.
(4)Actuarial loss, or mark to market, includes measurement gains and losses resulting from changes since the prior measurement date in assumptions and plan experience as well as the difference between the expected and actual return on plan assets. These amounts are recorded in other expense, net.
The following summarizes pre-tax amounts included in AOCI at December 31, 2020 related to pension plan amendments:

(in millions)	Defined benefit pension plans
Net prior service credit	$23.8
Other postretirement benefit plan
The Company previously maintained a health care plan for retired employees in the US. The obligation associated with this plan as of December 31, 2020 and 2019 was $1.6 million and $1.4 million, respectively.
Actuarial assumptions
Defined benefit pension plans
The significant weighted average actuarial assumptions used in determining the benefit obligations and net periodic benefit cost (income) for the Company’s defined benefit plans are as follows:

	Domestic		Foreign
	December 31,		December 31,
	2020	2019	2020	2019
Actuarial assumptions used to determine benefit obligations at end of period:
Discount rate	2.55%	3.28%	1.55%	2.14%
Expected annual rate of compensation increase	N/A	N/A	2.91%	2.85%

	Domestic			Foreign
	Year ended December 31,			Year ended December 31,
	2020	2019	2018	2020	2019	2018
Actuarial assumptions used to determine net periodic benefit cost (income) for the period:
Discount rate	3.28%	4.47%	3.87%	2.14%	2.92%	2.61%
Expected rate of return on plan assets	6.50%	6.75%	6.75%	2.75%	3.83%	4.43%
Expected annual rate of compensation increase	N/A	N/A	N/A	2.85%	2.85%	2.87%
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
The weighted average target asset allocation for defined benefit pension plans in the year ended December 31, 2020 is as follows:

	Domestic	Foreign
Asset category:
Equity securities	50.0%	15.0%
Debt securities	45.0%	79.2%
Other	5.0%	5.8%
Total	100.0%	100.0%

Plan asset valuation methodologies are described below:

Fair value methodology	Description
Cash	This represents cash at banks at fair value.

Investment funds	Values are based on the net asset value of the units held at year end. The net asset values are based on the fair value of the underlying assets of the funds, minus their liabilities, and then divided by the number of units outstanding at the valuation date. The funds are traded on private markets that are not active; however, the unit price is based primarily on observable market data of the fund’s underlying assets.

Insurance contracts	The fair value is based on the present value of the accrued benefit.
Domestic defined benefit plan assets
The following summarizes the fair value of domestic plan assets by asset category and level within the fair value hierarchy:

	December 31, 2020			December 31, 2019
(in millions)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash	$2.7	$2.7	$—	$2.5	$2.5	$—
Investments funds (1)	539.1	—	539.1	492.7	—	492.7
Total	$541.8	$2.7	$539.1	$495.2	$2.5	$492.7

(1)This category includes investments in 26.1% and 30.2% in US equities, 25.5% and 19.7% in non-US equities, 43.3% and 45.0% in US corporate bonds and 5.1% and 5.1% in other investments as of December 31, 2020 and 2019, respectively.
Foreign defined benefit plan assets
The following summarizes the fair value of foreign plan assets by asset category and level within the fair value hierarchy:

	December 31, 2020				December 31, 2019
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash	$3.7	$3.7	$—	$—	$3.4	$3.4	$—	$—
Investments:
Investment funds (1)	623.7	—	623.7	—	581.2	—	581.2	—
Insurance contracts	26.6	—	—	26.6	22.2	—	—	22.2
Total investments	$650.3	$—	$623.7	$26.6	$603.4	$—	$581.2	$22.2
Total	$654.0	$3.7	$623.7	$26.6	$606.8	$3.4	$581.2	$22.2

(1)This category includes investments in 3.8% and 2.1% in US equities, 11.4% and 14.1% in non-US equities, 12.9% and 13.5% in non-US corporate bonds, 70.4% and 68.6% in non-US government bonds and 1.5% and 1.7% in other investments as of December 31, 2020 and 2019, respectively.
Changes in the foreign plan assets valued using significant unobservable inputs (Level 3):

	Insurance contracts
(in millions)	2020	2019
Balance as of January 1	$22.2	$18.5
Actual return to plan assets:
Related to assets still held at year end	2.4	3.6
Purchases, sales and settlements, net	(0.2)	0.5
Foreign exchange	2.2	(0.4)
Balance as of December 31	$26.6	$22.2
Contributions
The Company expects to contribute approximately $15.4 million and $3.7 million to its domestic and foreign defined benefit pension plan funds in 2021, respectively, including direct payments to plan participants in unfunded plans.

Benefit payments
Benefit payments that are projected to be paid from plan assets:

	Defined benefit pension plans
(in millions)	Domestic	Foreign	Total
2021	$37.4	$18.1	$55.5
2022	38.2	19.3	57.5
2023	39.1	19.2	58.3
2024	39.7	21.0	60.7
2025	40.5	21.4	61.9
2026 through 2030	206.3	116.0	322.3
Defined contribution plans
The Company provides defined contribution plans and had contribution expense of $26.2 million, $29.9 million and $32.0 million in the years ended December 31, 2020, 2019 and 2018, respectively.
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
•If the Company chooses to stop participating in some of its multi-employer plans, it may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. A withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated.
The Company’s participation in these plans for the annual period ended December 31, 2020 is outlined in the table below. The Pension Protection Act (PPA) zone status is the most recently available and is certified by the plan's actuary. Among other factors, plans in the “red zone” are less than 65 percent funded, plans in the “yellow zone” are less than 80 percent funded and plans in the “green zone” are at least 80 percent funded. The "FIP/RP status pending/implemented" column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone. The "Surcharge imposed" column indicates whether a surcharge has been imposed on contributions to the plan. The last column lists the expiration date(s) of the collective bargaining agreement(s) (CBA) to which the plans are subject. There are no minimum contributions required for future periods by the collective-bargaining agreements, statutory obligations or other contractual obligations.
If the Company were to cease making contributions to these plans at one or more or all locations, it could trigger a withdrawal liability that could be material to the Company’s results of operations and cash flows. Calculating any such withdrawal liability depends on a number of factors that are out of the Company’s control and subject to change. Withdrawal liability represents an employer’s proportional share of the multi-employer plan’s unfunded vested benefits (“UVBs”). UVBs equal the value of non-forfeitable benefits owed by the plan, less the value of the plan’s assets. The value of assets and liabilities are determined using actuarial assumptions that reflect the actuary’s best estimate of anticipated UVBs for that employer. A significant portion of our exposure resides with our eight facilities in the Central States Pension Fund. Based on the most recent available information, Company estimates suggest that under certain circumstances the Company’s withdrawal liability in relation to the Central States multi-employer pension plan could be between $30 million to $60 million. Other estimates of possible outcomes incorporating additional external factors could result in materially higher withdrawal liabilities, though the Company believes that those outcomes are unlikely to occur based on available information. A withdrawal liability would generally be paid over a 20 year period. Over time, as additional information becomes available, the Company expects to make adjustments to these estimates as appropriate.

(in millions)	EIN/Pension plan number	PPA zone status		FIP/RP status pending/implemented	Contributions (a)			Surcharge imposed	Number of and expiration dates of collective bargaining agreement(s)
					Year ended December 31,
		2020	2019		2020	2019	2018
Western Conference of Teamsters Pension Plan	91-6145047/001	Green as of January 1, 2020	Green as of January 1, 2018	No	$1.5	$1.5	$1.5	No	(7) April 22, 2021 to July 31, 2023
Central States, Southeast and Southwest Areas Pension Plan	36-6044243/001	Red as of January 1, 2019	Red as of January 1, 2018	Implemented	1.1	1.1	1.0	No	(8) January 15, 2021 to March 31, 2023
New England Teamsters and Trucking Industry Pension Fund	04-6372430/001	Red as of October 1, 2018	Red as of October 1, 2017	Implemented	—	0.1	0.2	No	(b)
Total contributions					$2.6	$2.7	$2.7

(a)Plan contributions by the Company did not represent more than five percent of total contributions to the plans as indicated in the plans’ most recently available annual report.
(b)The Company terminated the CBA covered by this fund. As a result, the Company has withdrawn from the fund and recognized expense for its estimated withdrawal liability.
12. Stock-based compensation
In May 2020, the Company replaced and succeeded the Univar Inc. 2017 Omnibus Equity Incentive Plan (the “2017 Plan”) with the Univar Solutions Inc. 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2017 Plan had no further awards granted and any available reserves under the 2017 Plan were terminated and not transferred to the 2020 Plan. There were no changes to the outstanding awards related to the 2017 Plan, the Univar Inc. 2015 Stock Incentive Plan and Univar Inc. 2011 Stock Incentive Plan (together with the 2017 Plan and the 2020 Plan, the “Plans”).
The 2020 Plan allows the Company to issue awards to employees, consultants, and directors of the Company and its subsidiaries. Awards may be made in the form of stock options, stock purchase rights, restricted stock, restricted stock units, performance shares, performance units, stock appreciation rights, dividend equivalents, deferred share units or other stock-based awards. As of December 31, 2020, there were 12.4 million shares authorized under the Plans.
For the years ended December 31, 2020, 2019 and 2018, the Company recognized total stock-based compensation expense within other operating expenses, net of $14.5 million, $25.1 million and $20.7 million, and a net tax (benefit) expense relating to stock-based compensation expense of $(2.0) million, $(2.4) million and $(2.6) million, respectively.
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

The following reflects stock option activity under the Plans:

	Number of stock options	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2020	3,690,625	$23.77
Granted	1,344,130	22.94
Exercised	(63,353)	17.62
Forfeited	(716,749)	22.63
Outstanding at December 31, 2020	4,254,653	$23.79
Exercisable at December 31, 2020	2,223,545	$24.51	4.1	$0.4
Expected to vest after December 31, 2020	2,031,108	$23.01	8.6	$(8.1)
As of December 31, 2020, the Company has unrecognized stock-based compensation expense related to non-vested stock options of approximately $3.9 million, which will be recognized over a weighted-average period of 0.9 years.

	Year ended December 31,
(in millions)	2020	2019	2018
Total intrinsic value of stock options exercised	$0.3	$0.9	$2.4
Fair value of stock options vested	7.2	7.9	8.1
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
The following table reflects restricted stock activity under the Plans:

	Number of restricted stock	Weighted average grant-date fair value
Non-vested at January 1, 2020	28,120	$21.34
Granted	43,135	13.91
Vested	(28,120)	21.34
Forfeited	—	—
Non-vested at December 31, 2020	43,135	$13.91
As of December 31, 2020, the Company has unrecognized stock-based compensation expense related to non-vested restricted stock awards of approximately $0.2 million, which will be recognized over a weighted-average period of 0.4 years.
The weighted-average grant-date fair value of restricted stock was $21.34 and $28.50 in 2019 and 2018, respectively.
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

The following table reflects RSUs activity under the Plans:

	Number of Restricted Stock Unit	Weighted-average grant-date fair value
Non-vested at January 1, 2020	1,089,418	$23.67
Granted	600,217	21.29
Vested	(405,588)	24.15
Forfeited	(256,899)	23.21
Non-vested at December 31, 2020	1,027,148	$22.22
As of December 31, 2020, the Company has unrecognized stock-based compensation expense related to non-vested RSUs awards of approximately $7.6 million, which will be recognized over a weighted-average period of 1.0 years.
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
The following table reflects PRSUs activity under the Plans:

	Number of Performance-Based Restricted Stock Unit	Weighted-average grant-date fair value
Non-vested at January 1, 2020	519,828	$24.77
Granted	251,195	23.41
Vested	(103,836)	27.10
Forfeited	(134,305)	24.81
Non-vested at December 31, 2020	532,882	$23.66
As of December 31, 2020, the Company has unrecognized stock-based compensation expense related to non-vested PRSUs awards of approximately $1.4 million, which will be recognized over a weighted-average period of 1.8 years.
Fair value

	Year ended December 31,
(in millions)	2020	2019	2018
Fair value of restricted stock, RSUs and PRSUs vested	$9.2	$8.6	$11.8
Employee stock purchase plan
The Univar Solutions Inc. Employee Stock Purchase Plan, or ESPP, authorizing the issuances of up to 2.0 million shares of the Company’s common stock allows qualified participants to purchase the Company’s common stock at 95% of its market price during the last day of two offering periods in each calendar year. The first offering period is January through June, and the second from July through December. As of December 31, 2020, the total number of shares issued under the plan for the two offering periods in 2020 was 88,623 shares.
Stock-based compensation fair value assumptions
The fair value of the Company’s stock that is factored into the fair value of stock options and utilized for restricted stock, RSUs and PRSUs with internally developed performance conditions is based on the grant date closing price on the New York Stock Exchange.

The Black-Scholes-Merton option valuation model was used to calculate the fair value of stock options. The weighted average grant-date fair value of stock options was $6.17, $6.31 and $8.69 for the years ended December 31, 2020, 2019 and 2018, respectively. The weighted-average assumptions used under the Black-Scholes-Merton option valuation model were as follows:

	Year ended December 31,
	2020	2019	2018
Risk-free interest rate (1)	1.4%	2.6%	2.7%
Expected dividend yield	—	—	—
Expected volatility (2)	24.4%	23.7%	23.2%
Expected term (years) (3)	6.0	6.0	6.0

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
13. Accumulated other comprehensive loss
The following table presents the changes in accumulated other comprehensive loss by component, net of tax.

(in millions)	Cash flow hedges	Defined benefit pension	Currency translation	Total AOCI
Balance as of January 1, 2018	$6.7	$(1.2)	$(284.0)	$(278.5)
Impact due to adoption of ASU 2017-12 (1)	0.5	—	—	0.5
Other comprehensive income (loss) before reclassifications	8.3	(2.0)	(97.0)	(90.7)
Amounts reclassified from accumulated other comprehensive loss	(6.6)	2.1	—	(4.5)
Net current period other comprehensive income (loss)	$2.2	$0.1	$(97.0)	$(94.7)
Balance as of December 31, 2018	$8.9	$(1.1)	$(381.0)	$(373.2)
Impact due to adoption of ASU 2018-02 (2)	1.5	—	(4.7)	(3.2)
Other comprehensive (loss) income before reclassifications	(23.6)	—	22.8	(0.8)
Amounts reclassified from accumulated other comprehensive loss	(2.2)	0.1	—	(2.1)
Net current period other comprehensive (loss) income	$(24.3)	$0.1	$18.1	$(6.1)
Balance as of December 31, 2019	$(15.4)	$(1.0)	$(362.9)	$(379.3)
Other comprehensive (loss) income before reclassifications (3)	(45.6)	20.3	(10.7)	(36.0)
Amounts reclassified from accumulated other comprehensive loss	28.3	(0.1)	—	28.2
Net current period other comprehensive (loss) income	$(17.3)	$20.2	$(10.7)	$(7.8)
Balance as of December 31, 2020	$(32.7)	$19.2	$(373.6)	$(387.1)

(1)Adjusted due to the adoption of ASU 2017-12 “Targeted Improvements to Accounting for Hedging Activities” on January 1, 2018.
(2)Adjusted due to the adoption of ASU 2018-02 “Income Statement - Reporting Comprehensive Income” on January 1, 2019.
(3)Defined benefit pension includes $25.0 million pre-tax adjustment related to plan amendment on the UK pension plan.

The following is a summary of the amounts reclassified from accumulated other comprehensive loss to net (loss) income.

	Year ended December 31,			Statement of Operations Classification
(in millions)	2020 (1)	2019 (1)	2018 (1)
Amortization of defined benefit pension items:
Prior service cost (credits)	$(0.1)	$0.1	$2.7	Other expense, net
Tax benefit	—	—	(0.6)	Income tax expense
Net of tax	$(0.1)	$0.1	$2.1
Cash flow hedges:
Interest rate swap contracts	$12.9	$(8.0)	$(8.1)	Interest expense
Cross-currency swap contracts	28.3	5.2	—	Interest expense and other expense, net
Tax (benefit) expense	(12.9)	0.6	1.5	Income tax expense
Net of tax	$28.3	$(2.2)	$(6.6)
Total reclassifications for the period	$28.2	$(2.1)	$(4.5)

(1)Amounts in parentheses indicate credits to net income in the consolidated statement of operations.
Refer to “Note 11: Employee benefit plans” for additional information regarding the amortization of defined benefit pension items, “Note 20: Derivatives” for cash flow hedging activity.
14. Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	December 31,
(in millions)	2020	2019
Land and buildings	$827.9	$875.9
Tank farms	315.4	283.9
Machinery, equipment and other	1,007.7	983.8
Less: Accumulated depreciation	(1,150.7)	(1,037.9)
Subtotal	$1,000.3	$1,105.7
Work in progress	65.4	46.7
Property, plant and equipment, net	$1,065.7	$1,152.4

15. Goodwill and intangible assets
Goodwill
The following is a summary of the activity in goodwill by segment.

(in millions)	USA	EMEA	Canada	LATAM	Total
Balance, January 1, 2019	$1,325.2	$8.3	$429.9	$17.3	$1,780.7
Additions	540.1	—	3.8	11.8	555.7
Other adjustments	(63.0)	—	(14.2)	—	(77.2)
Foreign exchange	—	0.1	21.6	(0.1)	21.6
Balance, December 31, 2019	$1,802.3	$8.4	$441.1	$29.0	$2,280.8
Additions	—	—	—	3.5	3.5
Purchase price adjustments	7.0	—	—	—	7.0
Other adjustments	(4.3)	—	(21.4)	(0.4)	(26.1)
Foreign exchange	—	0.3	8.4	(3.5)	5.2
Balance, December 31, 2020	$1,805.0	$8.7	$428.1	$28.6	$2,270.4
Additions to goodwill in 2020 related to the acquisition of Techi Chem. Additions to goodwill in 2019 related to the acquisition of Nexeo. Purchase price adjustments in 2020 related to the Nexeo acquisition. Refer to “Note 3: Business combinations” for further information. Other adjustments to goodwill in 2020 primarily related to the dispositions of the industrial spill and emergency response businesses and Canadian Agriculture services business. Other adjustments to goodwill in 2019 related to the disposition of the Environmental Sciences business. Refer to “Note 4: Discontinued operations and dispositions” for further information. Accumulated impairment losses on goodwill were $263.4 million, $253.9 million and $255.6 million at December 31, 2020, December 31, 2019 and January 1, 2019, respectively.
As of October 1, 2020, the Company performed its annual impairment review and concluded the fair value exceeded the carrying value for all reporting units. There were no events or circumstances from the date of the assessment through December 31, 2020 that would affect this conclusion.
Intangible assets, net
The gross carrying amounts and accumulated amortization of the Company’s intangible assets were as follows:

	December 31, 2020			December 31, 2019
(in millions)	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$936.9	$(691.3)	$245.6	$986.4	$(680.8)	$305.6
Other	177.4	(171.1)	6.3	182.0	(167.4)	14.6
Total intangible assets	$1,114.3	$(862.4)	$251.9	$1,168.4	$(848.2)	$320.2
Other intangible assets consist of intellectual property trademarks, trade names, producer relationships and contracts, non-compete agreements and exclusive distribution rights.
The estimated annual amortization expense in each of the next five years is as follows:

(in millions)
2021	$49.9
2022	43.7
2023	38.2
2024	32.4
2025	22.5

16. Impairment charges
Year ended December 31, 2020
During the second quarter of 2020, the Company determined there was a more likely than not expectation that the industrial spill and emergency response businesses within the USA segment would be sold. The Company determined this to be an impairment triggering event, requiring the assessment of the recoverability of these long-lived asset groups. The Company tested the recoverability and determined the assets to be impaired. As a result, the Company recorded a non-cash, pretax impairment charge of $15.5 million, consisting of $12.8 million of intangible assets, net and $2.7 million of property, plant and equipment, net within the consolidated statement of operations during the year ended December 31, 2020.
During the third quarter of 2020, the Company decided to cease further investment in, and seek to restructure or exit a contract related to, certain technology assets, consisting of capitalized software and hardware components. This event represented an impairment triggering event requiring an impairment analysis within the Other segment. As a result of the analysis, the Company recorded a non-cash, pretax impairment charge of $19.7 million relating to property, plant and equipment, net within the consolidated statement of operations. During the fourth quarter of 2020, the Company incurred incremental costs under the terms of the contract that were not deemed recoverable and recorded an additional impairment charge of $2.0 million relating to property, plant and equipment within the consolidated statement of operations. No additional costs will be incurred under the contract as the Company finalized the terms of the exit in January 2021.
Additionally, the Company recorded charges during 2020 in connection with the announced closure of certain production facilities in the USA segment and the wind down of its Canadian Agriculture wholesale distribution business. The events resulted in impairment charges related to property, plant and equipment, net of $3.0 million within the consolidated statement of operations during the year ended December 31, 2020.
Year ended December 31, 2019
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
17. Other accrued expenses
As of December 31, 2020, other accrued expenses that were greater than five percent of total current liabilities consisted of current tax liabilities of $73.4 million, comprised of income, VAT and local indirect taxes payable. As of December 31, 2019, other accrued expenses that were greater than five percent of total current liabilities consisted of current tax liabilities of $87.1 million, comprised of income, VAT and local indirect taxes payable and customer prepayments and deposits of $81.5 million.
18. Debt
Short-term financing
Short-term financing consisted of the following:

	December 31,
(in millions)	2020	2019
Amounts drawn under credit facilities	$—	$0.5
Bank overdrafts	2.1	0.2
Total	$2.1	$0.7
The weighted average interest rate on short-term financing was 3.6% and 3.8% as of December 31, 2020 and 2019, respectively.
As of December 31, 2020 and 2019, the Company had $196.0 million and $158.5 million, respectively, in outstanding letters of credit.

Long-term debt
Long-term debt consisted of the following:

	December 31,
(in millions)	2020	2019
Senior Term Loan Facilities:
Term B-3 Loan due 2024, variable interest rate of 2.40% and 4.05% at December 31, 2020 and 2019, respectively	$1,264.1	$1,438.0
Term B-5 Loan due 2026, variable interest rate of 2.15% and 3.80% at December 31, 2020 and 2019, respectively	396.0	400.0
Asset Backed Loan (ABL) Facilities:
North American ABL Facility due 2024, variable interest rate of 1.71% and 5.25% at December 31, 2020 and 2019, respectively	265.5	200.0
Canadian ABL Term Loan due 2022, variable interest rate of 2.71% and 4.31% at December 31, 2020 and 2019, respectively	133.5	130.9
Senior Unsecured Notes:
Senior Unsecured Notes due 2027, fixed interest rate of 5.13% at December 31, 2020 and 2019	500.0	500.0
Finance lease obligations	101.6	71.2
Total long-term debt before discount	$2,660.7	$2,740.1
Less: unamortized debt issuance costs and discount on debt	(20.1)	(26.3)
Total long-term debt	$2,640.6	$2,713.8
Less: current maturities	(163.5)	(25.0)
Total long-term debt, excluding current maturities	$2,477.1	$2,688.8
The weighted average interest rate on long-term debt was 3.73% and 4.25% as of December 31, 2020 and 2019, respectively.
As of December 31, 2020, future contractual maturities of long-term debt, excluding finance lease obligations, are as follows:

(in millions)
2021	$137.5
2022	4.0
2023	4.0
2024	1,533.6
2025	4.0
Thereafter	876.0
Total	$2,559.1
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
In the first quarter of 2020, using the proceeds from the sale of the Environmental Sciences business, the Company repaid $174.0 million of the Term B-3 Loan. As a result of the prepayment, the Company recognized a loss on extinguishment of debt of $1.8 million during the year ended December 31, 2020.
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
The interest rate on the ABL Term Loan is on a quarterly adjusted rate of interest determined by reference to either a prime or BA rate, at our option, plus an applicable margin. For the US and Canadian revolving loans, the adjusted interest rate is a base or eurocurrency rate plus an applicable margin. The ABL Term Loan is payable in quarterly installments beginning June 30, 2020 with a final maturity on February 28, 2022. However, due to an optional prepayment in 2019, the loan is expected to be fully paid by December 31, 2021.
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
Unused line fees are as follows:

	December 31,
	2020	2019
$1.525 billion North American ABL Facility	0.300%	0.300%
€200 million Euro ABL Facility	0.375%	0.375%
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

Assets pledged are as follows:

	December 31,
(in millions)	2020	2019
Cash	$91.5	$230.8
Trade accounts receivable, net	1,069.8	981.4
Inventories	547.4	668.8
Prepaid expenses and other current assets	222.9	206.3
Property, plant and equipment, net	864.3	956.1
Total	$2,795.9	$3,043.4
Debt covenants
The Company is in compliance with all debt covenants. The North American ABL Facility and ABL Term Loan are subject to comply with a minimum fixed charge coverage ratio. As of December 31, 2020 and 2019, we exceeded the minimum ratio and therefore the financial covenant remains inapplicable.
Other Information
The fair values of debt were based on current market quotes for similar borrowings and credit risk adjusted for liquidity, margins, and amortization, as necessary and are classified as level 2 in the fair value hierarchy.

	December 31, 2020		December 31, 2019
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Fair value of debt	$2,640.6	$2,687.4	$2,713.8	$2,770.7
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
Items measured at fair value on a recurring basis
The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consists of the warrant liability related to the Nexeo acquisition and contingent consideration liabilities (i.e. earn-outs) related to the Techi Chem acquisition:

	Warrant Liability		Contingent Consideration
(in millions)	2020	2019	2020
Fair value as of January 1	$33.0	$—	$—
Additions	—	26.0	2.2
Fair value adjustments	0.8	7.0	—
Fair value as of December 31	$33.8	$33.0	$2.2
The fair value of the contingent consideration is based on a real options approach, which takes into account management's best estimate of the acquired business performance, as well as achievement risk and is recorded in other accrued expenses within the consolidated balance sheets. The assumptions used in the Black-Scholes-Merton valuation model to measure the fair values of the warrants are:

		Weighted Average
Unobservable Inputs	Range	Amount	Method
Warrant life	N/A	2 years	Expected term
Expected volatility	27.95% to 65.29%	43.80%	Industry peer group
Risk-free interest rate	N/A	0.13%	US Treasury rates

Fair value adjustments are recorded within other operating expenses, net in the consolidated statement of operations. Changes in the fair value of contingent consideration are recorded in the other, net line item of the operating activities within the consolidated statements of cash flows. Cash payments up to the amount of the original acquisition value are recorded within financing activities of the consolidated statement of cash flows. The portion of contingent consideration cash payments in excess of the original acquisition value are recorded within operating activities of the consolidated statement of cash flows.
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
Cross currency swap contracts
Cross currency swap contracts are used to effectively convert the Term B-5 Loan’s principal amount of floating rate US dollar denominated debt of $400.0 million, including interest payments, to fixed-rate Euro denominated debt maturing in November 2024. As of December 31, 2020, approximately 95% of the cross currency swaps are designated as a cash flow hedge.
The Company uses both undesignated interest rate swap contracts and cross currency swaps to manage interest rate variability and mitigate foreign exchange exposure.
Notional amounts and fair value of derivative instruments
The following table presents the notional amounts of the Company’s outstanding derivative instruments by type:

	December 31,
(in millions)	2020	2019
Designated Derivatives:
Interest rate swap contracts	$1,050.0	$1,050.0
Cross currency swap contracts	381.0	381.0
Undesignated Derivatives:
Interest rate swap contracts	$200.0	$200.0
Foreign currency derivatives	77.2	141.4
Cross currency swap contracts	19.0	19.0

The following are the pre-tax effects of derivative instruments on the consolidated statements of operations and the consolidated statements of comprehensive income for the years ended December 31, 2020, 2019 and 2018:

	Statement of Operations Classification	Amount of gain (loss) reclassified from other comprehensive loss into income			Amount of gain (loss) to be reclassified to consolidated statement of operations within the next 12 months
		Year ended December 31,
(in millions)		2020	2019	2018
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	Interest expense	$(12.9)	$8.0	$8.1	$(17.9)
Cross currency swap contracts	Interest expense	3.5	0.7	—	1.0
Cross currency swap contracts	Other expense, net	(31.8)	(5.9)	—	—
Refer to “Note 8: Other expense, net” for the gains and losses related to derivatives not designated as hedging instruments.
The following table presents the Company’s gross assets and liabilities measured on a recurring basis and classified as level 2 within the fair value hierarchy:

	Derivative Assets			Derivative Liabilities
		December 31,			December 31,
(in millions)	Balance Sheet Classification	2020	2019	Balance Sheet Classification	2020	2019
Designated Derivatives:
Cross currency swap contracts	Prepaid expenses and other current assets	$1.0	$7.2	Other long-term liabilities	$47.4	$12.1
Interest rate swap contracts	Prepaid expenses and other current assets	—	—	Other accrued expenses	17.9	6.4
Interest rate swap contracts	Other assets	—	—	Other long-term liabilities	20.7	14.0
Total designated derivatives		$1.0	$7.2		$86.0	$32.5

Undesignated Derivatives:
Foreign currency contracts	Prepaid expenses and other current assets	$0.2	$0.5	Other accrued expenses	$0.4	$1.0
Cross currency swap contracts	Prepaid expenses and other current assets	0.1	0.4	Other long-term liabilities	2.4	0.6
Interest rate swap contracts	Prepaid expenses and other current assets	—	—	Other accrued expenses	2.6	1.0
Interest rate swap contracts	Other assets	—	—	Other long-term liabilities	4.0	1.9
Total undesignated derivatives		$0.3	$0.9		$9.4	$4.5

Total derivatives		$1.3	$8.1		$95.4	$37.0
The net amounts by legal entity related to foreign currency contracts included in prepaid and other current assets were $0.1 million and $0.2 million as of December 31, 2020 and 2019, respectively. The net amounts related to foreign currency contracts included in other accrued expenses were $0.3 million and $0.7 million as of December 31, 2020 and 2019, respectively.
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
The Company is subject to liabilities from claims alleging personal injury from exposure to asbestos. The claims result primarily from an indemnification obligation related to Univar Solutions USA Inc.’s (“Univar”) 1986 purchase of McKesson Chemical Company from McKesson Corporation (“McKesson”). Once certain conditions have been met, Univar will have the ability to pursue insurance coverage, if any, that may be available under McKesson's historical insurance coverage to offset the impact of any fees, settlements, or judgments that Univar is obligated to pay because of its obligation to defend and indemnify McKesson. As of December 31, 2020, there were approximately 190 asbestos-related cases for which Univar has the obligation to defend and indemnify; however, this number tends to fluctuate up and down over time. Historically, the vast majority of these asbestos cases have been dismissed without payment or with a nominal payment. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of these matters will have a material effect on its overall financial position, results of operations, or cash flows.
Unclaimed Property Audit
The Company and its subsidiaries are the subject of an unclaimed property audit request issued by the State of Delaware. The State of Delaware retained a contingent-fee private audit firm to conduct the audit. In October 2018, the State of Delaware issued a subpoena to the Company requesting a broad swath of records and information purportedly necessary to perform the audit (the “Subpoena”). After receiving the Subpoena, the Company objected and also initiated a lawsuit in the Federal District Court for the District of Delaware challenging the constitutionality of the Subpoena and other provisions of Delaware's escheats law, which case is ongoing (the “Lawsuit”). In response to the Lawsuit, the State of Delaware filed a competing enforcement action in the Delaware Court of Chancery in order to compel the Company to comply with the Subpoena. The Lawsuit has been stayed pending the resolution of the enforcement action. In October 2020, the Delaware Court of Chancery deemed the Subpoena enforceable, subject to some limitations, but stayed enforcement of the Subpoena until the Company’s claims in the Lawsuit are resolved by the District Court. The Company intends to vigorously defend itself and believes it has strong defenses. The timing and outcome of these proceedings or any unclaimed property audits that may be subsequently conducted as a result of the outcome of the proceedings cannot be predicted with certainty at this time.
Environmental
The Company is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively “environmental remediation work”) and from time to time becomes aware of compliance matters regarding possible or alleged violations of these laws or regulations. For example, over the years, the Company has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act and/or similar state laws that impose liability for costs relating to environmental remediation work at various sites. As a PRP, the Company may be required to pay a share of the costs of investigation and cleanup of certain sites. The Company is currently engaged in environmental remediation work at approximately 125 locations, some that are now or were previously Company-owned/occupied and some that were never Company-owned/occupied (“non-owned sites”).
The Company’s environmental remediation work at some sites is being conducted pursuant to governmental proceedings or investigations. At other sites, the Company, with appropriate state or federal agency oversight and approval, is conducting the environmental remediation work voluntarily. The Company is currently undergoing remediation efforts or is in the process of active review of the need for potential remediation efforts at approximately 104 current or formerly Company-owned/occupied sites. In addition, the Company may be liable as a PRP for a share of the clean-up of approximately 21 non-owned sites. These non-owned sites are typically (a) locations of independent waste disposal or recycling operations with alleged or confirmed contaminated soil and/or groundwater to which the Company may have shipped waste products or drums for re-conditioning, or (b) contaminated non-owned sites near historical sites owned or operated by the Company or its predecessors from which contamination is alleged to have arisen.
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
Changes in total environmental liabilities are as follows:

(in millions)	2020	2019
Environmental liabilities as of January 1	$78.7	$83.5
Revised obligation estimates	16.7	13.3
Environmental payments	(16.1)	(18.0)
Foreign exchange	0.3	(0.1)
Environmental liabilities as of December 31	$79.6	$78.7

		December 31,
(in millions)	Balance Sheet Classification	2020	2019
Current environmental liabilities	Other accrued expenses	$26.5	$25.0
Long-term environmental liabilities	Other long-term liabilities	53.1	53.7
As of December 31, 2020, the total discount on environmental liabilities was nil. As of December 31, 2019, the total discount on environmental liabilities was $5.5 million and the discount rate used in the present value calculation was 1.9%, which represents the risk-free rate.
The Company manages estimated cash flows by project. These estimates are subject to change if there are modifications to the scope of the remediation plan or if other factors, both external and internal, change the timing of the remediation activities. The Company periodically reviews the status of all existing or potential environmental liabilities and adjusts its accruals based on all available, relevant information. Based on current estimates, the expected payments for environmental remediation for the next five years and thereafter at December 31, 2020 are as follows, with projects for which timing is uncertain estimated at $10.8 million included within the 2021 estimated amount below:

(in millions)
2021	$26.5
2022	13.5
2023	9.2
2024	7.5
2025	6.3
Thereafter	16.6
Total	$79.6
Tax Matters
During 2017, the Brazilian Federal Supreme Court (the “Court”) ruled that the inclusion of the state VAT tax collected by a taxpayer in the taxpayer’s federal social contribution calculation base is unconstitutional. In 2019, the Court ruled in the Company's favor allowing the recoverability of amounts previously paid, plus interest. As a result, the Company recorded a benefit of $10.9 million in net sales, of which $9.7 million related to prior years, and $4.6 million in interest income in the consolidated statements of operations for the year ended December 31, 2019. During the second quarter of 2020, the Company reduced its benefit from the prior year and recorded a charge of $0.4 million in net sales and $0.3 million in interest income in the consolidated statements of operations for the year ended December 31, 2020.

22. Leasing
The Company leases certain warehouses and distribution centers, office space, transportation equipment and other machinery and equipment.
Leases

		December 31,
(in millions)	Balance Sheet Classification	2020	2019
Assets
Operating lease assets	Other assets	$161.0	$157.3
Finance lease assets	Property, plant and equipment, net (1)	100.3	69.5
Total lease assets		$261.3	$226.8
Liabilities
Current liabilities:
Current portion of operating lease liabilities	Other accrued expenses	$44.9	$47.4
Current portion of finance lease liabilities	Current portion of long-term debt	26.0	20.9
Noncurrent liabilities:
Operating lease liabilities	Other long-term liabilities	125.3	114.5
Finance lease liabilities	Long-term debt	75.6	50.3
Total lease liabilities		$271.8	$233.1

(1)Finance lease right-of-use assets are recorded net of accumulated amortization of $61.2 million and $52.1 million as of December 31, 2020 and 2019, respectively.
Lease cost

(in millions)	Year ended December 31, 2020			Year ended December 31, 2019
Statements of Operations Classification	Operating Leases	Finance Leases	Total	Operating Leases	Finance Leases	Total
Cost of goods sold (exclusive of depreciation)	$18.8	$—	$18.8	$16.9	$—	$16.9
Outbound freight and handling	6.1	—	6.1	7.8	—	7.8
Warehousing, selling and administrative	32.7	—	32.7	34.2	—	34.2
Depreciation	—	24.9	24.9	—	20.0	20.0
Interest expense	—	3.4	3.4	—	2.8	2.8
Total gross lease component cost	$57.6	$28.3	$85.9	$58.9	$22.8	$81.7
Variable lease costs			0.9			1.1
Short-term lease costs			25.7			23.7
Total gross lease costs			$112.5			$106.5
Sublease income			2.5			2.8
Total net lease cost			$110.0			$103.7
Lease term and discount rate

	December 31,
(in millions)	2020	2019
Weighted-average remaining lease term (years)
Operating leases	6.0	5.0
Finance leases	6.3	4.0
Weighted-average discount rate
Operating leases	4.68%	4.95%
Finance leases	3.83%	4.33%

Other information

	Year ended December 31,
(in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$57.1	$59.2
Operating cash flows from finance leases	3.4	2.7
Financing cash flows from finance leases	24.3	20.7
Maturity of lease liabilities

(in millions)	Operating Leases	Finance Leases	Total
2021	$50.8	$28.8	$79.6
2022	40.2	25.2	65.4
2023	29.2	16.2	45.4
2024	19.2	12.9	32.1
2025	11.9	11.6	23.5
2026 and After	47.0	15.1	62.1
Total lease payments	$198.3	$109.8	$308.1
Less: interest	28.1	9.3
Present value of lease liabilities, excluding guaranteed residual values (1)	$170.2	$100.5
Plus: present value of guaranteed residual values (1)	—	1.1
Present value of lease liabilities	$170.2	$101.6

(1)The Company is not expected to have cash outflows related to the present value of guaranteed residual values. The Company’s current present value of lease liabilities includes guaranteed residual values related to leases in effect prior to the adoption of ASC 842. The gross value of the guaranteed residual values for finance leases was $1.2 million as of December 31, 2020.
Sale-leaseback transaction
On December 10, 2020, the Company recognized a net gain of $14.4 million associated with a sale-leaseback agreement related to a real estate property. The Company intends to lease the property for a period of 15 years and has classified the agreement as an operating lease.
23. Segments
Management monitors the operating results of its reportable segments separately for the purpose of making decisions about resource allocation and performance assessment. Management evaluates performance on the basis of Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net (loss) income, plus the sum of: interest expense, net of interest income; income tax expense (benefit); depreciation; amortization; other operating expenses, net (see “Note 6: Other operating expenses, net” for more information); impairment charges; loss on extinguishment of debt; and other expense, net (see “Note 8: Other expense, net” for more information). For 2020, Adjusted EBITDA also includes an adjustment to remove a Brazil VAT charge. For 2019, Adjusted EBITDA also includes an adjustment to remove the charge of the inventory fair value step-up recorded in connection with the Nexeo purchase price allocation and to remove the benefit related to a Brazil VAT recovery.
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

Financial information for the Company’s reportable segments is as follows:

	USA	EMEA	Canada	LATAM	Other/ Eliminations (1)	Consolidated
(in millions)	Year ended December 31, 2020
External customers	$5,006.2	$1,697.1	$1,110.7	$451.0	$—	$8,265.0
Inter-segment	81.2	3.1	2.5	—	(86.8)	—
Total net sales	$5,087.4	$1,700.2	$1,113.2	$451.0	$(86.8)	$8,265.0

Adjusted EBITDA	$393.2	$142.7	$89.7	$43.0	$(32.8)	$635.8

Long-lived assets (2)	$815.6	$202.0	$148.0	$38.0	$23.1	$1,226.7

	USA	EMEA	Canada	LATAM	Other/ Eliminations (1)	Consolidated
(in millions)	Year ended December 31, 2019
External customers	$5,828.5	$1,785.5	$1,217.8	$455.1	$—	$9,286.9
Inter-segment	100.2	3.3	6.2	—	(109.7)	—
Total net sales	$5,928.7	$1,788.8	$1,224.0	$455.1	$(109.7)	$9,286.9

Adjusted EBITDA	$454.7	$143.3	$100.2	$36.1	$(30.1)	$704.2

Long-lived assets (2)	$853.6	$185.4	$197.3	$34.7	$38.7	$1,309.7

	USA	EMEA	Canada	LATAM	Other/ Eliminations (1)	Consolidated
(in millions)	Year ended December 31, 2018
External customers	$4,961.0	$1,975.7	$1,302.3	$393.5	$—	$8,632.5
Inter-segment	126.6	4.0	9.3	0.2	(140.1)	—
Total net sales	$5,087.6	$1,979.7	$1,311.6	$393.7	$(140.1)	$8,632.5

Adjusted EBITDA	$376.4	$151.2	$104.7	$33.3	$(25.2)	$640.4

Long-lived assets (2)	$597.6	$156.7	$141.3	$30.2	$30.0	$955.8

(1)Other/Eliminations represents the elimination of intersegment transactions as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.
(2)Long-lived assets consist of property, plant and equipment, net and operating lease assets in 2020 and 2019. Operating lease assets are excluded from 2018 as the new leasing standard was adopted in 2019 using the modified retrospective method.

The following is a reconciliation of net income (loss) to Adjusted EBITDA for the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
(in millions)	2020	2019	2018
Net income (loss)	$52.9	$(100.2)	$172.3
Net income from discontinued operations	—	(5.4)	—
Depreciation	162.9	155.0	125.2
Amortization	60.0	59.7	54.3
Interest expense, net	112.4	139.5	132.4
Income tax expense	6.1	104.5	49.9
Other operating expenses, net	90.2	298.2	73.5
Other expense, net	58.4	70.5	32.7
Impairment charges	40.2	7.0	—
Loss (gain) on sale of business	50.6	(41.4)	—
Loss on extinguishment of debt	1.8	19.8	0.1
Brazil VAT charge (recovery)	0.3	(8.3)	—
Inventory step-up adjustment	—	5.3	—
Adjusted EBITDA	$635.8	$704.2	$640.4
Business line information
The Company’s net sales from external customers primarily relates to its chemical distribution business. Commodity chemicals and ingredients represent the largest portion of our business by sales and volume. Other sales to external customers primarily relate to services for collecting and arranging for the transportation of hazardous and non-hazardous waste.
Risks and Concentrations
No single customer accounted for more than 10% of net sales in any of the years presented.
The Company has portions of its labor force that are a part of collective bargaining agreements. A work stoppage or other limitation on operations could occur as a result of disputes under existing collective bargaining agreements with labor unions or government based work counsels or in connection with negotiations of new collective bargaining agreements. As of December 31, 2020, approximately 24% of the Company’s labor force is covered by a collective bargaining agreement. As of December 31, 2020, approximately 4% of the Company’s labor force is covered by a collective bargaining agreement that will expire within one year.
Other segment information
Information on segment assets is not disclosed, as our chief operating decision maker does not evaluate reportable segments using asset information.
24. Quarterly financial information (unaudited)
The following tables contain selected unaudited statement of operations information for each quarter of the year ended December 31, 2020 and 2019. The tables include all adjustments, consisting only of normal recurring adjustments, that are necessary for fair presentation of the consolidated financial position and operating results for the quarters presented. Our business is affected by seasonality, which historically has resulted in higher sales volume during our second and third quarter.
2020

	Quarter ended
(in millions, except per share data)	March 31	June 30	September 30	December 31 (1)
Net sales	$2,211.2	$2,009.2	$2,009.2	$2,035.4
Operating income	100.0	47.2	66.2	68.8
Net income (loss)	55.9	1.8	28.9	(33.7)
Income (loss) per common share:
Basic and diluted	$0.33	$0.01	$0.17	$(0.20)
Shares used in computation of income (loss) per share:
Basic	168.8	168.9	169.0	169.1
Diluted	169.7	169.6	169.8	169.1

(1)Included in the fourth quarter of 2020 was a loss of $52.8 million relating to the annual mark to market adjustment on the defined benefit pension and postretirement plans and a loss of $31.5 million relating to the disposition of the Canadian Agriculture services business. Refer to “Note 11: Employee benefit plans and “Note 4: Discontinued operations and dispositions” for further information.
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

(1)Included in the fourth quarter of 2019 was a loss of $50.4 million relating to the annual mark to market adjustment on the defined benefit pension and postretirement plans and a gain of $41.4 million relating to the disposition of the Environmental Sciences business. Refer to “Note 11: Employee benefit plans” and “Note 4: Discontinued operations and dispositions” for further information.
(2)As a result of changes in the number of shares outstanding during the year and rounding, the sum of the quarters’ earnings per share may not equal the earnings per share for any year-to-date period.
25. Subsequent events
On January 22, 2021, the Company entered into an agreement to sell its Distrupol business within the EMEA segment. The Company expects to recognize a pre-tax gain upon the sale of approximately $80 million within the consolidated statements of operations upon closing. The completion of the sale is subject to customary closing conditions and is expected to close in the first quarter of 2021.
Subsequent to December 31, 2020, the Company expects to recognize a partial withdrawal liability of approximately $19.2 million for four locations that have or will soon exit the Central States multi-employer pension plan. The withdrawal liability represents the Company's best estimate based on the most recent available information, and does not reflect an assessment from the fund. The Company expects to pay this withdrawal liability over a 20-year period and to record any further adjustments that may be necessary in the period during which the withdrawal liability is confirmed or as additional information becomes available.

Schedule II - Valuation and qualifying accounts

		Additions
(in millions)	Balance at beginning of period	Charged to costs and other expenses	Charged to other accounts	Deductions	Balance at end of period
Year ended December 31, 2020
Income tax valuation allowance	$87.5	$3.0	$1.0	$(71.6)	$19.9
Year ended December 31, 2019
Income tax valuation allowance	$106.3	$4.9	$0.1	$(23.8)	$87.5
Year ended December 31, 2018
Income tax valuation allowance	$117.2	$21.4	$(1.5)	$(30.8)	$106.3

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
All information required by this Item will be included in our Proxy Statement relating to our 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2020 (“2021 Proxy Statement”) and is incorporated herein by reference.*
ITEM 11.    EXECUTIVE COMPENSATION
All information required by this Item will be included in our 2021 Proxy Statement and is incorporated herein by reference.*
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
All information required by this Item will be included in our 2021 Proxy Statement and is incorporated herein by reference.*
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
All information required by this Item will be included in our 2021 Proxy Statement and is incorporated herein by reference.*
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
All information required by this Item will be included in our 2021 Proxy Statement and is incorporated herein by reference.*
*Except for information or data specifically incorporated herein by reference under Items 10 through 14, other information and data appearing in our 2021 Proxy Statement are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the SEC as part of this report.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)(2) Financial Statements and Financial Statement Schedules
Reference is made to the information set forth in Part II, Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.
(a)(3) Exhibits

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated September 17, 2018, by and among Nexeo, Univar, Pilates Merger Sub I Corp and Pilates Merger Sub II LLC, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company, filed on September 18, 2018.

2.2	Purchase and Sale Agreement, by and among Nexeo Solutions, Inc., Neon Holdings, Inc. and Univar Inc., dated as of February 8, 2019, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on March 1, 2019.

3.1	Third Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 of the Company, filed on June 23, 2015.

3.2	Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed on August 23, 2018.

3.3	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed on August 22, 2019.

3.4	Third Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company, filed on August 22, 2019.

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of the Company, filed on June 8, 2015.

4.2	Description of Univar Solutions Inc. Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.2 to the Form 10-K of the Company, filed on February 25, 2020.

4.3	Fourth Amended and Restated Stockholders’ Agreement, incorporated by reference to Exhibit 4.2 to the Form 10-K of the Company, filed on March 3, 2016.

4.4	Indenture, dated as of November 22, 2019, between Univar Solutions USA Inc., Univar Solutions Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed on November 22, 2019.

4.5	First Supplemental Indenture, dated as of November 22, 2019, between Univar Solutions USA Inc., Univar Solutions Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed on November 22, 2019.

4.6	Form of 5.125% Senior Notes due 2027 (included in Exhibit 4.4 hereto), incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of the Company filed on November 22, 2019.

10.1	European ABL Facility Agreement, dated as of March 24, 2014, as amended and restated on December 19, 2018, by and among Univar B.V., the other borrowers from time to time party thereto, Univar Inc., as guarantor, JPMorgan Chase Bank, N.A., as sole lead arranger and joint bookrunner, Bank of America, N.A., as joint bookrunner and syndication agent, and J.P. Morgan Europe Limited, as administrative agent and collateral agent, incorporated by reference to Exhibit 10.1 to the Form 10-K of the Company, filed on February 21, 2019.

10.2	Credit Agreement, dated as of July 1, 2015 between Univar USA Inc., Univar Inc., the several banks and financial institutions from time to time party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on July 7, 2015.

10.3	First Amendment to Credit Agreement and Amended Credit Agreement, dated as of January 19, 2017 between Univar USA Inc., Univar Inc., the several banks and financial institutions from time to time party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on January 20, 2017.

10.4	Second Amendment to Credit Agreement, dated as of November 28, 2017 between Univar USA Inc., Univar Inc., the several banks and financial institutions from time to time party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed November 29, 2017.

10.5	Third Amendment, dated as of February 23, 2019, to Credit Agreement between Univar USA Inc., Univar Inc., the several banks and financial institutions from time to time party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.5 to the Form 10-K of the Company, filed on February 25, 2020.

10.6	Fourth Amendment and the Amended Credit Agreement, dated as of February 28, 2019 between Univar USA Inc., Univar Inc., the several banks and financial institutions from time to time party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed on March 1, 2019.

10.7	Fifth Amendment, dated November 22, 2019, among Univar Solutions USA Inc., Univar Solutions Inc., Univar Netherlands Holding B.V, the several banks and financial institutions from time to time party thereto, Goldman Sachs Bank USA and Bank of America, N.A., to the Credit Agreement dated July 1, 2015, between Univar Solutions USA Inc., Univar Solutions Inc., Univar Netherlands Holding B.V., the several banks and financial institutions from time to time party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on November 22, 2019.

10.8	Term Loan Guarantee and Collateral Agreement, dated as of July 1, 2015, made by Univar Inc., Univar USA Inc. and the guarantors listed on the signature pages thereto in favor of Bank of America, N.A, as collateral agent for the banks and other financial institutions that are parties to the Credit Agreement, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed on July 7, 2015.

10.9	Amendment No. 1 to Term Loan Guarantee and Collateral Agreement, dated as of November 22, 2019, made by Univar Solutions Inc., Univar Solutions USA Inc. and the guarantors listed on the signature pages thereto in favor of Bank of America, N.A, as collateral agent, incorporated by reference to Exhibit 10.9 to the Form 10-K of the Company, filed on February 25, 2020.

10.10	Amended and Restated ABL Credit Agreement, dated as of February 28, 2019 between Univar Inc. and certain of its subsidiaries, the several banks and financial institutions from time to time party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on March 1, 2019.

10.11	First Amendment dated November 22, 2019, among Univar Solutions Inc. and certain of its subsidiaries, the several banks and financial institutions from time to time party thereto and Bank of America, N.A., to the Amended and Restated ABL Credit Agreement, dated as of February 28, 2019, between Univar Solutions Inc. and certain of its subsidiaries, the several banks and financial institutions from time to time party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed on November 22, 2019.

10.12	Amended and Restated ABL Guarantee and Collateral Agreement, dated as of February 28, 2019, made by the Company and certain of its Domestic Subsidiaries in favor of Bank of America, N.A, as collateral agent, incorporated by reference to Exhibit 10.12 to the Form 10-K of the Company, filed on February 25, 2020.

10.13†	Form of Director Indemnification Agreement, incorporated by reference to Exhibit 10.56 to the Registration Statement on Form S-1 of the Company, filed on June 8, 2015.

10.14†	Form of Employee Stock Option Agreement, incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-1 of the Company, filed on August 14, 2014.

10.15†	2014 Form of Employee Stock Option Agreement, incorporated by reference to Exhibit 10.62 to the Registration Statement on Form S-1 of the Company, filed on May 26, 2015.

10.16†	Form of Employee Stock Option Agreement for awards granted between June 23, 2015 and February 1, 2017, 2015 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-8 of the Company, filed June 23, 2015.

10.17†	Form of Employee Stock Option Agreement for awards granted after February 1, 2017, 2015 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.67 to the Form 10-K of the Company filed on February 28, 2017.

10.18†	Form of Employee Stock Option Agreement for awards granted after April 13, 2017, 2015 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company filed on May 5, 2017.

10.19†	Form of Employee Stock Option Agreement, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Company filed on May 5, 2017.

10.20†	Form of Employee Stock Option Agreement for awards granted on or after February 7, 2018, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Company, filed on May 10, 2018.

10.21†	Stock Option Agreement, dated as of February 7, 2018, by and between Univar Inc. and Stephen D. Newlin. 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Company, filed on May 10, 2018.

10.22†	Form of Employee Stock Option Agreement for awards granted on or after February 6, 2019, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q of the Company, filed on May 9, 2019.

10.23†	Form of Employee Stock Option Agreement for awards granted on or after February 21, 2020, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.23 to the Form 10-K of the Company, filed on February 25, 2020.

10.24†
Form of Employee Stock Option Agreement for awards granted on or after June 26, 2020, 2020 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company, filed on August 7, 2020.

10.25†	Univar Solutions Supplemental Savings Plan (previously named Univar USA Inc. Supplemental Valued Investment Plan), effective June 1, 2017, incorporated by reference to Exhibit 10.32 to the Form 10-K of the Company, filed on February 25, 2020.

10.26†	First Amendment to the Univar Solutions Supplemental Savings Plan, dated October 9, 2018, incorporated by reference to Exhibit 10.33 to the Form 10-K of the Company, filed on February 25, 2020.

10.27†	Second Amendment to the Univar Solutions Supplemental Savings Plan, dated December 30, 2019, incorporated by reference to Exhibit 10.34 to the Form 10-K of the Company, filed on February 25, 2020.

10.28†	Univar USA Inc. Supplemental Benefits Retirement Plan, dated as of July 1, 2004, incorporated by reference to Exhibit 10.45 to the Registration Statement on Form S-1 of the Company, filed on August 14, 2014.

10.29†	First Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of May 17, 2005, incorporated by reference to Exhibit 10.30 to the Form 10-K of the Company, filed on March 3, 2016.

10.30†	Second Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of August 24, 2006, incorporated by reference to Exhibit 10.31 to the Form 10-K of the Company, filed on March 3, 2016.

10.31†	Third Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of June 11, 2007, incorporated by reference to Exhibit 10.32 to the Form 10-K of the Company, filed on March 3, 2016.

10.32†
Fourth Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of December 6, 2007, incorporated by reference to Exhibit 10.46 to the Registration Statement on Form S-1 of the Company, filed on August 14, 2014.

10.33†	Fifth Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of December 6, 2007, incorporated by reference to Exhibit 10.34 to the Form 10-K of the Company, filed on March 3, 2016.

10.34†	Sixth Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of December 19, 2007, incorporated by reference to Exhibit 10.35 to the Form 10-K of the Company, filed on March 3, 2016.

10.35†	Seventh Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of June 19, 2008, incorporated by reference to Exhibit 10.36 to the Form 10-K of the Company, filed on March 3, 2016.

10.36†	Eighth Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of December 23, 2008, incorporated by reference to Exhibit 10.37 to the Form 10-K of the Company, filed on March 3, 2016.

10.37†	Ninth Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of December 21, 2009, incorporated by reference to Exhibit 10.38 to the Form 10-K of the Company, filed on March 3, 2016.

10.38†	Univar Inc. 2011 Stock Incentive Plan, effective as of March 28, 2011, incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1 of the Company, filed on August 14, 2014.

10.39†	Amendment No. 1 to the Univar Inc. 2011 Stock Incentive Plan, dated as of November 30, 2012, incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1 of the Company, filed on August 14, 2014.

10.40†	Univar Inc. 2015 Omnibus Equity Incentive Plan is incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 of the Company, filed June 23, 2015.

10.41†	Univar Inc. 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.6 to the Form 10-Q of the Company filed on May 5, 2017.

10.42†	First Amendment to Univar Inc. 2017 Omnibus Equity Incentive Plan dated as of December 6, 2019, incorporated by reference to Exhibit 10.50 to the Form 10-K of the Company, filed on February 25, 2020.

10.43†	Univar Solutions Inc. 2020 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 of the Company, filed on May 7, 2020.

10.44†	Letter Agreement, by and between Nick Powell and Univar Inc., dated as of February 27, 2019, incorporated by reference to Exhibit 5.1 to the Current Report on Form 8-K of the Company filed on March 1, 2019.

10.45†	Form of Severance and Change in Control Agreement by and Between Univar Inc. and Certain Executives, incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Company, filed on November 6, 2018.

10.46†	Severance and Change of Control Agreement, dated as of January 6, 2020, between the Company and Nicholas W. Alexos, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on December 16, 2019.

10.47†
Form of Severance and Change in Control Agreement by and Between Univar Solutions Inc. and Certain Executives, incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company, filed on November 5, 2020.

10.48†	Form of Indemnification Agreement by and Between Univar Solutions Inc. and Certain Executives, incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Company, filed on November 5, 2020.

10.49†
Alternative Release and Amendment to Severance and Change in Control Agreement, dated as of August 5, 2020, by and between the Company and Mark Fisher, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Univar Solutions Inc., filed on August 6, 2020.

10.50*†	Letter Agreement between the Company and Mike Hildebrand dated as of January 27, 2020.

10.51*†	Amended and Restated Univar Solutions Inc. Employee Stock Purchase Plan.

10.52†	First Amendment to Univar Solutions Inc. Employee Stock Purchase Plan dated as of December 6, 2019, incorporated by reference to Exhibit 10.56 to the Form 10-K of the Company, filed on February 25, 2020.

10.53*†	Second Amendment to Univar Solutions Inc. Employee Stock Purchase Plan executed as of October 28, 2020.

10.54†	Form of Employee Performance Based Restricted Stock Unit Agreement for awards granted on or after February 6, 2019, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.6 to the Form 10-Q of the Company, filed on May 9, 2019.

10.55†
Form of Amended and Restated Employee Performance-Based Restricted Stock Unit Agreement for awards granted on or after February 6, 2019, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company, filed on November 5, 2019.

10.56†
Form of Employee Performance Based Restricted Stock Unit Agreement for awards granted on or after February 21, 2020, incorporated by reference to Exhibit 10.7 to the Form 10-Q of the Company, filed on August 7, 2020.

10.57†
Form of Director Deferred Share Unit Agreement for awards granted on or after February 7, 2018, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.8 to the Form 10-Q of the Company, filed on May 10, 2018.

10.58†
Form of Director Deferred Share Unit Agreement for awards granted on or after February 7, 2019, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to the Form 10-Q of the Company, filed on May 9, 2019.

10.59†	Form of Director Deferred Share Unit Agreement for cash retainer granted on or after February 21, 2020, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.64 to the Form 10-K of the Company, filed on February 25, 2020.

10.60†	Form of Director Deferred Share Unit Agreement for equity awards granted on or after February 21, 2020, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.65 to the Form 10-K of the Company, filed on February 25, 2020.

10.61†
Form of Director Deferred Share Unit Agreement for cash retainer granted on or after June 26, 2020, 2020 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Company, filed on August 7, 2020.

10.62†
Form of Director Deferred Share Unit Agreement for equity awards granted on or after June 26, 2020, 2020 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q of the Company, filed on August 7, 2020.

10.63†	Form of Director Restricted Stock Agreement for awards granted on or after February 7, 2019, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.9 to the Form 10-Q of the Company, filed on May 9, 2019.

10.64†	Form of Director Restricted Stock Agreement for awards granted on or after February 21, 2020, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.67 to the Form 10-K of the Company, filed on February 25, 2020.

10.65†
Form of Director Restricted Stock Agreement for awards granted on or after June 26, 2020, 2020 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.5 to the Form 10-Q of the Company, filed on August 7, 2020.

10.66†	Form of Director Restricted Stock Unit Agreement for awards granted on or after February 21, 2020, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.68 to the Form 10-K of the Company, filed on February 25, 2020.

10.67†
Form of Director Restricted Stock Unit Agreement for awards granted on or after June 26, 2020, 2020 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.6 to the Form 10-Q of the Company, filed on August 7, 2020.

10.68†	Univar Inc. Omnibus Waiver regarding Whistleblower Protections, dated as of May 3, 2017, incorporated by reference to Exhibit 10.8 to the Form 10-Q of the Company filed on May 5, 2017.

14.1	Code Handbook, incorporated by reference to Exhibit 14.1 to the Form 10-K of the Company, filed on February 25, 2020.

21.1*	List of Subsidiaries

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Identifies each management compensation plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
ITEM 16.    FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Univar Solutions Inc.

By: /s/ NICHOLAS W. ALEXOS
Nicholas W. Alexos, Executive Vice President and Chief Financial Officer
Dated February 25, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By: /s/ DAVID C. JUKES	By: /s/ NICHOLAS W. ALEXOS
David C. Jukes, President and Chief Executive Officer (Principal Executive Officer)	Nicholas W. Alexos, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
By: /s/ KELLY A. O'HANLON	By: /s/ CHRISTOPHER D. PAPPAS
Kelly A. O'Hanlon, Vice President and Principal Accounting Officer (Principal Accounting Officer)	Christopher D. Pappas, Chairman of the Board
By: /s/ JOAN BRACA	By: /s/ MARK J. BYRNE
Joan Braca, Director	Mark J. Byrne, Director
By: /s/ DANIEL P. DOHENY	By: /s/ RICHARD P. FOX
Daniel P. Doheny, Director	Richard P. Fox, Director
By: /s/ RHONDA GERMANY	By: /s/ STEPHEN D. NEWLIN
Rhonda Germany, Director	Stephen D. Newlin, Director
By: /s/ KERRY PREETE	By: /s/ ROBERT L. WOOD
Kerry Preete, Director	Robert L. Wood, Director