Form 10-Q
period 2021-03-31
Univar Solutions Inc.
filed 2021-05-10
CIK 1494319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 26, 2021, 169,587,108 shares of the registrant’s common stock, $0.01 par value, were outstanding.

Univar Solutions Inc.
Form 10-Q
For the quarterly period ended March 31, 2021

PART I.
FINANCIAL INFORMATION

Item 1.    Financial Statements
Univar Solutions Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

		Three months ended March 31,
(in millions, except per share data)	Note	2021	2020
Net sales		$2,155.4	$2,211.2
Cost of goods sold (exclusive of depreciation)		1,613.0	1,678.6
Operating expenses:
Outbound freight and handling		91.4	91.5
Warehousing, selling and administrative		268.8	279.5
Other operating expenses, net (1)	6	44.2	30.4
Depreciation		43.8	41.7
Amortization		13.1	15.8
Total operating expenses		$461.3	$458.9
Operating income		$81.1	$73.7
Other (expense) income:
Interest income		0.4	1.0
Interest expense		(27.0)	(29.1)
Gain (loss) on sale of business	4	0.6	(8.6)
Loss on extinguishment of debt	13	(0.2)	(1.8)
Other income, net (1)	8	28.9	20.4
Total other income (expense)		$2.7	$(18.1)
Income before income taxes		83.8	55.6
Income tax expense (benefit)	10	17.6	(0.3)
Net income		$66.2	$55.9

Income per common share:
Basic income per common share	11	$0.39	$0.33
Diluted income per common share	11	$0.39	$0.33

Weighted average common shares outstanding:
Basic	11	169.3	168.8
Diluted	11	170.1	169.7

(1)For the three months ended March 31, 2020, the fair value adjustment for warrants was reclassified to other income, net, from other operating expenses, net, to conform to the current year presentation. Refer to “Note 2: Significant accounting policies” for more information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

		Three months ended March 31,
(in millions)	Note	2021	2020
Net income		$66.2	$55.9

Other comprehensive income (loss), net of tax:
Foreign currency translation	12	0.8	(94.1)
Pension and postretirement benefit adjustment	12	(2.4)	—
Derivative financial instruments	12	6.6	(16.1)
Total other comprehensive income (loss), net of tax		$5.0	$(110.2)
Comprehensive income (loss)		$71.2	$(54.3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	Note	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents		$141.4	$386.6
Trade accounts receivable, net of allowance for doubtful accounts of $19.2 and $17.2 at March 31, 2021 and December 31, 2020, respectively.	14	1,423.4	1,239.8
Inventories		728.4	674.0
Assets held for sale	4	48.4	—
Prepaid expenses and other current assets		165.5	151.5
Total current assets		$2,507.1	$2,451.9
Property, plant and equipment, net	14	1,037.8	1,065.7
Goodwill	14	2,274.6	2,270.4
Intangible assets, net	14	238.3	251.9
Deferred tax assets		29.8	29.6
Other assets		283.3	285.5
Total assets		$6,370.9	$6,355.0
Liabilities and stockholders’ equity
Current liabilities:
Short-term financing	13	$4.5	$2.1
Trade accounts payable		878.4	765.1
Current portion of long-term debt	13	117.7	163.5
Accrued compensation		71.1	102.2
Liabilities held for sale	4	22.2	—
Other accrued expenses	14	354.3	374.1
Total current liabilities		$1,448.2	$1,407.0
Long-term debt	13	2,393.0	2,477.1
Pension and other postretirement benefit liabilities		301.5	308.8
Deferred tax liabilities		42.9	39.3
Other long-term liabilities		316.3	330.5
Total liabilities		$4,501.9	$4,562.7
Stockholders’ equity:
Preferred stock, 200.0 million shares authorized at $0.01 par value with no shares issued or outstanding at March 31, 2021 and December 31, 2020		$—	$—
Common stock, 2.0 billion shares authorized at $0.01 par value with 169.6 million and 169.3 million shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively		1.7	1.7
Additional paid-in capital		2,988.8	2,983.3
Accumulated deficit		(739.4)	(805.6)
Accumulated other comprehensive loss	12	(382.1)	(387.1)
Total stockholders’ equity		$1,869.0	$1,792.3
Total liabilities and stockholders’ equity		$6,370.9	$6,355.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

		Three months ended March 31,
(in millions)	Note	2021	2020
Operating activities:
Net income		$66.2	$55.9
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization		56.9	57.5
Amortization of deferred financing fees and debt discount		1.8	1.6
Amortization of pension credit from accumulated other comprehensive loss		(2.9)	—
(Gain) loss on sale of business	4	(0.6)	8.6
Gain on sale of property, plant and equipment		(1.1)	(5.3)
Loss on extinguishment of debt	13	0.2	1.8
Deferred income taxes		2.0	(3.5)
Stock-based compensation expense	6	5.9	5.7
Fair value adjustment for warrants(1)	15	(25.6)	(26.3)
Other		1.2	—
Changes in operating assets and liabilities:
Trade accounts receivable, net		(220.9)	(259.4)
Inventories		(70.8)	(50.5)
Prepaid expenses and other current assets		(34.3)	(58.3)
Trade accounts payable		138.1	165.3
Pensions and other postretirement benefit liabilities		(7.8)	(5.3)
Other, net (1)		(0.6)	34.0
Net cash used by operating activities		$(92.3)	$(78.2)
Investing activities:
Purchases of property, plant and equipment		$(16.3)	$(24.1)
Proceeds from sale of property, plant and equipment		5.3	7.6
Payments from sale of business	4	(0.4)	(8.2)
Other		(0.8)	(6.2)
Net cash used by investing activities		$(12.2)	$(30.9)
Financing activities:
Payments on long-term debt and finance lease obligations	13	(56.2)	(180.6)
Net (payments) proceeds under revolving credit facilities	13	(81.0)	345.9
Short-term financing, net	13	4.1	6.3
Taxes paid related to net share settlements of stock-based compensation awards		(2.1)	(1.3)
Stock option exercises		1.5	0.7
Net cash (used) provided by financing activities		$(133.7)	$171.0
Effect of exchange rate changes on cash and cash equivalents		$(7.0)	$(12.5)
Net (decrease) increase in cash and cash equivalents		(245.2)	49.4
Cash and cash equivalents at beginning of period		386.6	330.3
Cash and cash equivalents at end of period		$141.4	$379.7
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes		$15.5	$9.8
Interest, net of capitalized interest		18.6	18.0
Non-cash activities:
Additions of property, plant and equipment included in trade accounts payable and other accrued expenses		4.7	4.8
Additions of property, plant and equipment under a finance lease obligation		4.9	18.0
Additions of assets under an operating lease obligation		16.2	17.5

(1)For the three months ended March 31, 2020, the amount included in fair value adjustment for warrants, which was previously included in other, net, is now presented separately to conform to the current year presentation.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(in millions)	Common stock (shares)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, January 1, 2021	169.3	$1.7	$2,983.3	$(805.6)	$(387.1)	$1,792.3
Net income	—	—	—	66.2	—	66.2
Foreign currency translation adjustment	—	—	—	—	0.8	0.8
Pension and other postretirement benefits adjustment, net of tax $0.5	—	—	—	—	(2.4)	(2.4)
Derivative financial instruments, net of tax $(2.2)	—	—	—	—	6.6	6.6
Restricted stock units vested	0.3	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.1)	—	(2.1)	—	—	(2.1)
Stock option exercises	0.1	—	1.5	—	—	1.5
Stock-based compensation	—	—	5.9	—	—	5.9
Other	—	—	0.2	—	—	0.2
Balance, March 31, 2021	169.6	$1.7	$2,988.8	$(739.4)	$(382.1)	$1,869.0

(in millions)	Common stock (shares)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, January 1, 2020	168.7	$1.7	$2,968.9	$(858.5)	$(379.3)	$1,732.8
Net Income	—	—	—	55.9	—	55.9
Foreign currency translation adjustment, net of tax $(4.7)	—	—	—	—	(94.1)	(94.1)
Derivative financial instruments, net of tax $7.0	—	—	—	—	(16.1)	(16.1)
Restricted stock units vested	0.2	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.1)	—	(1.3)	—	—	(1.3)
Stock option exercises	0.1	—	0.7	—	—	0.7
Stock-based compensation	—	—	5.7	—	—	5.7
Balance, March 31, 2020	168.9	$1.7	$2,974.0	$(802.6)	$(489.5)	$1,683.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Nature of operations
Headquartered in Downers Grove, Illinois, Univar Solutions Inc. (“Univar Solutions,” “Company,” “we,” “our” and “us”) is a leading global chemical and ingredient distributor and provider of value-added services to customers across a wide range of industries. The Company’s operations are structured into four reportable segments that represent the geographic areas under which the Company manages its business:
•Univar Solutions USA (“USA”)
•Univar Solutions Europe and the Middle East and Africa (“EMEA”)
•Univar Solutions Canada (“Canada”)
•Univar Solutions Latin America (“LATAM”)
LATAM includes certain developing businesses in Latin America and the Asia-Pacific region.
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
The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ materially from these estimates. These condensed consolidated financial statements and related footnotes are unaudited and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
During the first quarter of 2021, the Company recorded a prior-period adjustment, correcting an error relating to the remaining life of outstanding warrants which overstated the December 31, 2020 warrant liability by $14.0 million. Management of the Company concluded the effect of the adjustment is immaterial to the projected full-year 2021 financial statements and the affected prior periods. In addition, the Company recorded the change in the fair value of the warrants in other income, net during the current period to properly reflect the non-operating nature of the warrant liability. The Company reclassified the change in the fair value of the warrants in its condensed consolidated statement of operations for the three months ended March 31, 2020 from other operating expenses, net to other income, net to conform to the current period presentation. In addition, on our condensed consolidated statement of cash flows for the three months ended March 31, 2020, the change in the fair value is now presented separately as fair value adjustments for warrants, which was previously included in other, net, to conform to the current year presentation.
Recently adopted accounting pronouncements
In January 2021, the Company adopted ASU 2019-12 “Income Taxes” (Topic 740) – “Simplifying the Accounting for Income Taxes,” which clarifies and simplifies the accounting for income taxes by eliminating certain exceptions for intra-period tax allocation principles, updating the methodology for calculating income tax rates in an interim period and aligning the recognition of deferred taxes for outside basis differences in an investment, among other updates. The adoption did not have a material impact to the Company’s financial statements and disclosures.
Accounting pronouncements issued and not yet adopted
In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform” (Topic 848) – “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for applying US GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform from currently referenced rates, such as LIBOR, to alternative rates. In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform” (Topic 848) that clarifies the scope of ASU 2020-04. The ASU’s were effective beginning March 12, 2020 and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently determining the impacts of the guidance on our consolidated financial statements.

3. Business combinations
2020 Acquisition
On December 18, 2020, the Company completed the acquisition of the specialty silicone solutions business of Zhuhai Techi Chem Silicone Industry Corporation (“Techi Chem”), a leading distributor of specialty silicone solutions used primarily for the coatings, adhesives, sealants, and elastomers (CASE) market within the China marketplace. The goal of the Techi Chem acquisition is to enhance the Company’s ability to bring differential value to customers and suppliers within the CASE market.
The purchase price of this acquisition was $6.8 million, comprised of $4.6 million cash paid and a $2.2 million contingent consideration component. Refer to “Note 15: Fair value measurements” for further information on the contingent consideration liability. As of December 31, 2020, the Company recorded a preliminary purchase price allocation consisting of goodwill of $3.5 million, intangibles of $2.7 million, inventory of $1.0 million and other current assets and deferred tax liabilities of $(0.4) million. The goodwill is included in the LATAM segment and is primarily attributable to expected synergies. The Company does not expect the goodwill to be deductible for income tax purposes. The identified intangible assets were related to customer relationships which have a weighted-average amortization period of eight years. The operating results subsequent to the acquisition date did not have a significant impact on the consolidated financial statements of the Company.
As of March 31, 2021, the Company updated the purchase price allocation to reflect final deferred income tax adjustments, resulting in a $0.7 million decrease to goodwill. The accounting for this acquisition was complete as of March 31, 2021.
4. Dispositions and assets held for sale
Dispositions
On November 30, 2020, the Company completed the sale of its Canadian Agriculture services business for total net cash proceeds of $39.3 million after closing transaction-related expenses. In the fourth quarter of 2020, the Company recorded a $31.5 million pre-tax loss on sale of business in the condensed consolidated statements of operations. In the first quarter of 2021, the Company recognized a favorable adjustment of $0.7 million, decreasing the loss on sale recorded in the fourth quarter of 2020. The sale of this business did not meet the criteria to be classified as a discontinued operation in the Company’s financial statements because the disposition did not represent a strategic shift that had, or will have, a major effect on the Company's operations and financial results.
The following summarizes the income before income taxes attributable to this business:

(in millions)	Three months ended March 31, 2020
Income before income taxes	$2.0
On September 1, 2020, the Company completed the sale of its industrial spill and emergency response businesses to EnviroServe Inc. for total net cash proceeds of $6.2 million after transaction-related expenses. In the third quarter of 2020, the Company recorded a $9.3 million pre-tax loss on sale of business in the condensed consolidated statements of operations. In the fourth quarter of 2020 and the first quarter of 2021, we recorded estimated and final net working capital adjustments of $1.2 million and $0.1 million, respectively, increasing the loss on sale recorded in the third quarter of 2020. The sale of these businesses did not meet the criteria to be classified as a discontinued operation in the Company’s financial statements because the dispositions did not represent a strategic shift that had, or will have, a major effect on the Company's operations and financial results.
The following summarizes the loss before income taxes attributable to these businesses:

(in millions)	Three months ended March 31, 2020
Loss before income taxes	$(6.6)
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

Assets held for sale
On January 22, 2021, the Company entered into an agreement to sell its Distrupol business. The sale of the Distrupol business closed on April 1, 2021. Refer to “Note 20: Subsequent events” for further information.
The following summarizes the carrying value of assets and liabilities associated with this business as presented within assets and liabilities held for sale in the condensed consolidated balance sheet as of March 31, 2021:

(in millions)	March 31, 2021
Assets
Cash and cash equivalents	$7.5
Trade accounts receivable	24.7
Inventories	9.2
Prepaid expenses and other current assets	4.2
Property, plant and equipment, net	0.6
Other assets	2.2
Total assets held for sale	$48.4

Liabilities
Trade accounts payable	$14.4
Current portion of long-term debt	0.1
Accrued compensation	0.6
Other accrued expenses	5.1
Long-term debt	0.2
Other long-term liabilities	1.8
Total liabilities held for sale	$22.2

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
The following tables disaggregate external customer net sales by major stream:

	USA	EMEA	Canada	LATAM	Consolidated
(in millions)	Three months ended March 31, 2021
Chemical Distribution	$1,222.2	$505.7	$218.7	$132.0	$2,078.6
Services	70.8	0.2	4.0	1.8	76.8
Total external customer net sales	$1,293.0	$505.9	$222.7	$133.8	$2,155.4

	USA	EMEA	Canada	LATAM	Consolidated
(in millions)	Three months ended March 31, 2020
Chemical Distribution	$1,270.5	$459.9	$208.3	$105.3	$2,044.0
Crop Sciences	—	—	64.4	—	64.4
Services	87.0	0.4	13.1	2.3	102.8
Total external customer net sales	$1,357.5	$460.3	$285.8	$107.6	$2,211.2

Deferred revenue
Deferred revenues are recognized as a contract liability when customers provide Univar Solutions with consideration prior to the Company satisfying a performance obligation and are recognized in revenue when the performance obligations are met. Deferred revenues relate to revenues that are expected to be recognized within one year and are recorded within the other accrued expenses line items of the condensed consolidated balance sheets. Deferred revenues as of March 31, 2021 and December 31, 2020 were $5.8 million.
Revenue recognized through the three months ended March 31, 2021 and 2020 from amounts included in contract liabilities at the beginning of the period were $4.3 million and $63.9 million, respectively. The year-over-year decrease in revenue recognized from contract liabilities is primarily due to the prior year wind down of the Canadian Agriculture wholesale distribution business which was operationally completed by December 31, 2020.
6. Other operating expenses, net
Other operating expenses, net consisted of the following:

	Three months ended March 31,
(in millions)	2021	2020
Acquisition and integration related expenses	$16.4	$17.5
Stock-based compensation expense	5.9	5.7
Restructuring charges	0.2	2.5
Other employee severance costs	2.9	5.5
Other facility closure costs	—	1.9
Multi-employer pension plan exit liability (1)	18.4	—
Gain on sale of property, plant and equipment	(1.1)	(5.3)
Other	1.5	2.6
Total other operating expenses, net (2)	$44.2	$30.4

(1)Refer to “Note 9: Employee benefit plans” for more information.
(2)For the three months ended March 31, 2020, the fair value adjustment for warrants was reclassified to other income, net, from other operating expenses, net, to conform to the current year presentation. Refer to “Note 2: Significant accounting policies” for more information.
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
2020 Restructuring
During the fourth quarter of 2020, the Company approved a plan to wind down its Canadian Agriculture wholesale distribution business as part of an in-depth review of the changing dynamics within the agriculture industry. The actions associated with this program were substantially complete as of December 31, 2020. During the first quarter of 2021, the Company increased its previously disclosed estimate and recorded an additional charge to earnings of $0.2 million within employee termination costs.
As a result of this plan, we recorded the following charges:

(in millions)	Three months ended March 31, 2021	Cumulative costs	Anticipated total costs
Canada:
Employee termination costs	$0.2	$1.9	$1.9
Other exit costs	—	2.2	2.2
Total	$0.2	$4.1	$4.1

The following table summarizes activity related to accrued liabilities associated with restructuring:

(in millions)	January 1, 2021	Charge to earnings	Cash paid	Non-cash and other	March 31, 2021
Employee termination costs	$3.2	$0.2	$(3.6)	$1.3	$1.1
Facility exit costs	1.4	—	—	(1.3)	0.1
Other exit costs	2.5	—	—	(0.1)	2.4
Total	$7.1	$0.2	$(3.6)	$(0.1)	$3.6

(in millions)	January 1, 2020	Charge to earnings	Cash paid	Non-cash and other	December 31, 2020
Employee termination costs	$3.7	$11.7	$(12.4)	$0.2	$3.2
Facility exit costs	1.9	—	(0.5)	—	1.4
Other exit costs	0.2	2.2	—	0.1	2.5
Total	$5.8	$13.9	$(12.9)	$0.3	$7.1
Restructuring liabilities of $3.5 million and $6.6 million were classified as current in other accrued expenses in the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively. The long-term portion of restructuring liabilities of $0.1 million and $0.5 million were recorded in other long-term liabilities in the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively, and primarily consists of facility exit costs that are expected to be paid within the next five years.
The cost information above does not contain any estimates for programs that may be developed and implemented in future periods. While the Company believes the recorded restructuring liabilities are adequate, revisions to current estimates may be recorded in future periods based on new information as it becomes available.
8. Other income, net
Other income, net consisted of the following:

	Three months ended March 31,
(in millions)	2021	2020
Foreign currency transactions	$(1.8)	$(0.8)
Foreign currency denominated loans revaluation	(0.1)	0.2
Undesignated foreign currency derivative instruments (1)	(1.7)	(2.0)
Undesignated swap contracts (1)	1.3	(4.8)
Non-operating retirement benefits (2)	6.7	2.2
Debt refinancing costs	—	(0.1)
Fair value adjustment for warrants (3)	25.6	26.3
Other	(1.1)	(0.6)
Total other income, net	$28.9	$20.4

(1)Refer to “Note 16: Derivatives” for more information.
(2)Refer to “Note 9: Employee benefit plans” for more information.
(3)For the three months ended March 31, 2020, the fair value adjustment for warrants was reclassified to other income, net, from other operating expenses, net, to conform to the current year presentation. Refer to “Note 2: Significant accounting policies” for more information.

9. Employee benefit plans
The following table summarizes the components of net periodic benefit recognized in the condensed consolidated statements of operations:

	Domestic - Defined Benefit Pension Plans		Foreign - Defined Benefit Pension Plans
	Three months ended March 31,		Three months ended March 31,
(in millions)	2021	2020	2021	2020
Service cost (1)	$—	$—	$0.5	$0.5
Interest cost (2)	4.8	5.8	2.5	3.1
Expected return on plan assets (2)	(7.3)	(7.1)	(3.8)	(4.0)
Prior service credit (2)	—	—	(2.9)	—
Net periodic benefit	$(2.5)	$(1.3)	$(3.7)	$(0.4)

(1)Service cost is included in warehouse, selling and administrative expenses.
(2)These amounts are included in other income, net.
Multi-employer pension plan exit liability
During the first quarter of 2021, the Company recognized a partial withdrawal liability of $18.4 million due to four locations exiting the Central States multi-employer pension plan. While the amount recognized represents the Company’s best estimate of the partial withdrawal liability at this time, actual costs could differ based on final funding assessments. Any changes to the estimate will be recorded in the period identified. The Company estimates its cash obligation to be approximately $1.1 million annually for the next 20 years. The net present value of the liability recognized was determined using a risk-free interest rate. This liability is recorded within other operating expenses, net in the condensed consolidated statements of operations and other accrued expenses and other long-term liabilities in the condensed consolidated balance sheets.
As reported in the financial statements for the year ended December 31, 2020, Company estimates suggest that under certain circumstances the Company’s withdrawal liability in relation to all eight locations that participate in the Central States multi-employer pension plan could be between $30 million to $60 million on a discounted basis. Other estimates of possible outcomes incorporating additional external factors could result in materially higher withdrawal liabilities, though the Company believes that those outcomes are unlikely to occur based on available information.
10. Income taxes
The income tax expense and effective income tax rate for the three months ended March 31, 2021 and 2020 were as follows:

	Three months ended March 31,
(dollars in millions)	2021	2020
Income tax expense (benefit)	$17.6	$(0.3)
Effective income tax rate	21.0%	(0.5)%
Discrete tax expense of $0.5 million is included in the $17.6 million income tax expense for the three months ended March 31, 2021. The Company’s estimated annual effective income tax rate without discrete items was 29.2%, higher than the US federal statutory rate of 21.0% primarily due to higher rates on foreign earnings, US tax on foreign earnings, US state income taxes, and non-deductible employee costs.
A discrete tax benefit of $9.0 million was included in the $0.3 million income tax benefit for the three months ended March 31, 2020, primarily attributable to the utilization of previously disallowed US interest expense as a result of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The Company’s estimated annual effective income tax rate without discrete items was 30.0%, higher than the US federal statutory rate of 21.0%, primarily due to the impact of the higher tax rates in foreign jurisdictions, non-deductible expenses and US state income taxes.

11. Earnings per share
The following table presents the basic and diluted earnings per share computations:

	Three months ended March 31,
(in millions, except per share data)	2021	2020
Numerator:
Net income	$66.2	$55.9

Denominator:
Weighted average common shares outstanding – basic	169.3	168.8
Effect of dilutive securities: stock compensation plans	0.8	0.9
Weighted average common shares outstanding – diluted	170.1	169.7

Basic:
Basic income per common share	$0.39	$0.33

Diluted:
Diluted income per common share	$0.39	$0.33
The shares that were not included in the computation of diluted earnings per share for those periods because their inclusion would be anti-dilutive were as follows:

	Three months ended March 31,
(in millions, common shares)	2021	2020
Stock options	3.8	3.9
Restricted stock	0.2	1.2
Warrants	7.6	7.6

12. Accumulated other comprehensive loss
The following tables present the changes in accumulated other comprehensive loss by component, net of tax:

(in millions)	Cash flow hedges	Defined benefit pension	Currency translation	Total AOCI
Balance, December 31, 2020	$(32.7)	$19.2	$(373.6)	$(387.1)
Other comprehensive loss before reclassifications	14.9	—	0.8	15.7
Amounts reclassified from accumulated other comprehensive loss	(8.3)	(2.4)	—	(10.7)
Net current period other comprehensive (loss) income	$6.6	$(2.4)	$0.8	$5.0
Balance, March 31, 2021	$(26.1)	$16.8	$(372.8)	$(382.1)

Balance, December 31, 2019	$(15.4)	$(1.0)	$(362.9)	$(379.3)
Other comprehensive loss before reclassifications	(11.1)	—	(94.1)	(105.2)
Amounts reclassified from accumulated other comprehensive loss	(5.0)	—	—	(5.0)
Net current period other comprehensive (loss) income	$(16.1)	$—	$(94.1)	$(110.2)
Balance, March 31, 2020	$(31.5)	$(1.0)	$(457.0)	$(489.5)

The following is a summary of the amounts reclassified from accumulated other comprehensive loss to net income:

	Statement of Operations Classification	Three months ended March 31,
(in millions)		2021 (1)	2020 (1)
Amortization of defined benefit pension items:
Prior service credit	Other income, net	$(2.9)	$—
Tax expense	Income tax expense (benefit)	0.5	—
Net of tax		$(2.4)	$—
Cash flow hedges:
Interest rate swap contracts	Interest expense	$4.8	$0.9
Cross-currency swap contracts	Interest expense and other income, net	(15.9)	(8.1)
Tax expense	Income tax expense (benefit)	2.8	2.2
Net of tax		$(8.3)	$(5.0)
Total reclassifications for the period, net of tax		$(10.7)	$(5.0)

(1)Amounts in parentheses indicate credits to net income in the condensed consolidated statement of operations.
13. Debt
Short-term financing
Short-term financing consisted of the following:

(in millions)	March 31, 2021	December 31, 2020
Bank overdrafts	$4.5	$2.1
As of March 31, 2021 and December 31, 2020, the Company had $191.2 million and $196.0 million, respectively, in outstanding letters of credit.
Long-term debt
Long-term debt consisted of the following:

(in millions)	March 31, 2021	December 31, 2020
Senior Term Loan Facilities:
Term B-3 Loan due 2024, variable interest rate of 2.36% and 2.40% at March 31, 2021 and December 31, 2020, respectively	$1,264.1	$1,264.1
Term B-5 Loan due 2026, variable interest rate of 2.11% and 2.15% at March 31, 2021 and December 31, 2020, respectively	395.0	396.0
Asset Backed Loan (ABL) Facilities:
North American ABL Facility due 2024, variable interest rate of 1.83% and 1.71% at March 31, 2021 and December 31, 2020, respectively	184.5	265.5
Canadian ABL Term Loan due 2022, variable interest rate of 2.66% and 2.71% at March 31, 2021 and December 31, 2020, respectively	87.6	133.5
Senior Unsecured Notes:
Senior Unsecured Notes due 2027, fixed interest rate of 5.13% at March 31, 2021 and December 31, 2020	500.0	500.0
Finance lease obligations	98.5	101.6
Total long-term debt before discount	$2,529.7	$2,660.7
Less: unamortized debt issuance costs and discount on debt	(19.0)	(20.1)
Total long-term debt	$2,510.7	$2,640.6
Less: current maturities	(117.7)	(163.5)
Total long-term debt, excluding current maturities	$2,393.0	$2,477.1
The weighted average interest rate on long-term debt was 3.61% and 3.73% as of March 31, 2021 and December 31, 2020, respectively.

On February 26, 2021, using the proceeds from the sale of the Canadian Agriculture services business and existing cash, the Company repaid $47.1 million of debt outstanding under the Canadian ABL Term Loan. As a result of this prepayment, the Company recognized a loss on extinguishment of debt of $0.2 million during the three months ended March 31, 2021. The Canadian ABL Term Loan is payable in quarterly installments, beginning June 30, 2020, with a final maturity on February 28, 2022. However, as a result of optional prepayments made by the Company in 2019 and 2021, the loan is expected to be fully paid by December 31, 2021.
On January 7, 2020, using the proceeds from the sale of the Environmental Sciences business, the Company repaid $174.0 million of the Term B-3 Loan due 2024. As a result of this prepayment, the Company recognized a loss on extinguishment of debt of $1.8 million during the three months ended March 31, 2020.
Other Information

	March 31, 2021		December 31, 2020
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Fair value of debt	$2,510.7	$2,545.2	$2,640.6	$2,687.4
The fair values of debt were based on current market quotes for similar borrowings and credit risk adjusted for liquidity, margins and amortization, as necessary and are classified as level 2 in the fair value hierarchy.
14. Supplemental balance sheet information
Allowance for doubtful accounts
The allowance for doubtful accounts reflects the Company’s current estimate of credit losses expected to be incurred over the life of the trade accounts receivable. Collectability of the trade accounts receivable balance is assessed on an ongoing basis and determined based on the delinquency of customer accounts, the financial condition of individual customers, past collections experience and future economic expectations. The change in the allowance for doubtful accounts is as follows:

(in millions)
Balance, January 1, 2021	$17.2
Provision for credit losses	3.1
Write-offs	(0.9)
Foreign exchange	(0.2)
Balance, March 31, 2021	$19.2
Property, plant and equipment, net

(in millions)	March 31, 2021	December 31, 2020
Property, plant and equipment, at cost	$2,208.8	$2,216.4
Less: accumulated depreciation	(1,171.0)	(1,150.7)
Property, plant and equipment, net	$1,037.8	$1,065.7
Goodwill
The following is a summary of the activity in goodwill by segment.

(in millions)	USA	EMEA	Canada	LATAM	Total
Balance, January 1, 2021	$1,805.0	$8.7	$428.1	$28.6	$2,270.4
Purchase price adjustments	—	—	—	(0.7)	(0.7)
Foreign exchange	—	—	5.9	(1.0)	4.9
Balance, March 31, 2021	$1,805.0	$8.7	$434.0	$26.9	$2,274.6

Intangible assets, net

	March 31, 2021			December 31, 2020
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$931.4	$(697.7)	$233.7	$936.9	$(691.3)	$245.6
Other	172.2	(167.6)	4.6	177.4	(171.1)	6.3
Total intangible assets	$1,103.6	$(865.3)	$238.3	$1,114.3	$(862.4)	$251.9
Other intangible assets consist of intellectual property (mostly trademarks and trade names), producer relationships and contracts, non-compete agreements and exclusive distribution rights.
The estimated annual amortization expense in each of the next five years is as follows:

(in millions)
2021	$52.6
2022	44.9
2023	38.6
2024	31.9
2025	28.2
Other accrued expenses
As of March 31, 2021 and December 31, 2020, other accrued expenses that were greater than five percent of total current liabilities consisted of current tax liabilities of $78.6 million and $73.4 million, respectively, comprised of VAT, income and local indirect taxes payable.
15. Fair value measurements
The following is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consists of the warrant liability related to the 2019 Nexeo acquisition and contingent consideration liabilities (i.e. earn-outs) related to the Techi Chem acquisition:

(in millions)	Warrant Liability	Contingent Consideration
Fair value at December 31, 2020	$33.8	$2.2
Fair value adjustments	(25.6)	—
Fair value at March 31, 2021	$8.2	$2.2
The assumptions used in the Black-Scholes-Merton valuation model to measure the fair value of the warrants are:

		Weighted Average
Unobservable Inputs	Range	Amount	Method
Warrant life	N/A	0.25 years	Expected term
Expected volatility	38.59% to 80.96%	48.15%	Univar Solutions stock
Risk-free interest rate	N/A	0.03%	US Treasury rates
Fair value adjustments for warrants are recorded within other income, net in the condensed consolidated statement of operations. The method for calculating expected volatility was revised in the first quarter of 2021 to utilize Univar Solutions stock rather than the Industry peer group and reflects the remaining duration of the warrant life.
The fair value of the contingent consideration is based on a real options approach, which takes into account management's best estimate of the acquired business performance, as well as achievement risk and is recorded in other accrued expenses within the consolidated balance sheets. Fair value adjustments for contingent consideration are recorded within other operating expenses, net in the condensed consolidated statement of operations. Changes in the fair value of contingent consideration are recorded in the other, net line item of the operating activities within the condensed consolidated statements of cash flows. Cash payments up to the amount of the original acquisition value are recorded within financing activities of the condensed consolidated statement of cash flows. The portion of contingent consideration cash payments in excess of the original acquisition value are recorded within operating activities of the condensed consolidated statement of cash flows.

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
Cross currency swap contracts
Cross currency swap contracts are used to effectively convert the Term B-5 Loan’s principal amount of floating rate US dollar denominated debt, including interest payments, to fixed-rate Euro denominated debt. The cross currency swap contracts mature in November 2024. As of March 31, 2021, approximately 95% of the cross currency swaps are designated as a cash flow hedge.
The Company uses both undesignated interest rate swap contracts and cross currency swaps to manage interest rate variability and mitigate foreign exchange exposure.
Notional amounts and fair value of derivative instruments
The following table presents the notional amounts of the Company’s outstanding derivative instruments by type:

(in millions)	March 31, 2021	December 31, 2020
Designated Derivatives:
Interest rate swap contracts	$900.0	$1,050.0
Cross currency swap contracts	381.0	381.0
Undesignated Derivatives:
Interest rate swap contracts	100.0	200.0
Foreign currency derivatives	107.9	77.2
Cross currency swap contracts	19.0	19.0
The following are the pre-tax effects of derivative instruments on the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2021 and 2020:

	Statement of Operations Classification	Amount of gain (loss) reclassified from other comprehensive loss into income		Amount of gain (loss) to be reclassified to consolidated statement of operations within the next 12 months
		Three months ended March 31,
(in millions)		2021	2020
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	Interest expense	$(4.8)	$(0.9)	$(15.4)
Cross currency swap contracts	Interest expense	0.3	1.9	1.4
Cross currency swap contracts	Other income, net	15.6	6.2	—
Refer to “Note 8: Other income, net” for the gains and losses related to derivatives not designated as hedging instruments.

The following table presents the Company’s gross assets and liabilities measured on a recurring basis and classified as level 2 within the fair value hierarchy:

	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Classification	March 31, 2021	December 31, 2020	Balance Sheet Classification	March 31, 2021	December 31, 2020
Designated Derivatives:
Cross currency swap contracts	Prepaid expenses and other current assets	$1.4	$1.0	Other long-term liabilities	$29.6	$47.4
Interest rate swap contracts	Prepaid expenses and other current assets	—	—	Other accrued expenses	15.4	17.9
Interest rate swap contracts	Other assets	—	—	Other long-term liabilities	15.5	20.7
Total designated derivatives		$1.4	$1.0		$60.5	$86.0

Undesignated Derivatives:
Foreign currency contracts	Prepaid expenses and other current assets	$0.5	$0.2	Other accrued expenses	$0.8	$0.4
Cross currency swap contracts	Prepaid expenses and other current assets	0.1	0.1	Other long-term liabilities	1.5	2.4
Interest rate swap contracts	Prepaid expenses and other current assets	—	—	Other accrued expenses	2.1	2.6
Interest rate swap contracts	Other assets	—	—	Other long-term liabilities	3.0	4.0
Total undesignated derivatives		$0.6	$0.3		$7.4	$9.4

Total derivatives		$2.0	$1.3		$67.9	$95.4
The net amounts by legal entity related to forward currency contracts included in prepaid and other current assets were $0.3 million and $0.1 million as of March 31, 2021 and December 31, 2020, respectively. The net amounts related to forward currency contracts included in other accrued expenses were $0.6 million and $0.3 million as of March 31, 2021 and December 31, 2020, respectively.
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
The Company is subject to liabilities from claims alleging personal injury from exposure to asbestos. The claims result primarily from an indemnification obligation related to Univar Solutions USA Inc.’s (“Univar”) 1986 purchase of McKesson Chemical Company from McKesson Corporation (“McKesson”). Once certain conditions have been met, Univar will have the ability to pursue insurance coverage, if any, that may be available under McKesson's historical insurance coverage to offset the impact of any fees, settlements, or judgments that Univar is obligated to pay because of its obligation to defend and indemnify McKesson. As of March 31, 2021, there were approximately 215 asbestos-related cases for which Univar has the obligation to defend and indemnify; however, this number tends to fluctuate up and down over time. Historically, the vast majority of these asbestos cases have been dismissed without payment or with a nominal payment. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of these matters will have a material effect on its overall financial position, results of operations, or cash flows.
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
The Company’s environmental remediation work at some sites is being conducted pursuant to governmental proceedings or investigations. At other sites, the Company, with appropriate state or federal agency oversight and approval, is conducting the environmental remediation work voluntarily. The Company is currently undergoing remediation efforts or is in the process of active review of the need for potential remediation efforts at approximately 105 current or formerly Company-owned/occupied sites. In addition, the Company may be liable as a PRP for a share of the clean-up of approximately 20 non-owned sites. These non-owned sites are typically (a) locations of independent waste disposal or recycling operations with alleged or confirmed contaminated soil and/or groundwater to which the Company may have shipped waste products or drums for re-conditioning, or (b) contaminated non-owned sites near historical sites owned or operated by the Company or its predecessors from which contamination is alleged to have arisen.
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
Changes in total environmental liabilities are as follows:

(in millions)
Environmental liabilities at December 31, 2020	$79.6
Revised obligation estimates	2.5
Environmental payments	(3.8)
Foreign exchange	(0.2)
Environmental liabilities at March 31, 2021	$78.1

(in millions)	Balance Sheet Classification	March 31, 2021	December 31, 2020
Current environmental liabilities	Other accrued expenses	$24.6	$26.5
Long-term environmental liabilities	Other long-term liabilities	53.5	53.1

18. Leasing
The Company leases certain warehouses and distribution centers, office space, transportation equipment and other machinery and equipment.

(in millions)	Balance Sheet Classification	March 31, 2021	December 31, 2020
Assets
Operating lease assets	Other assets	$159.6	$161.0
Finance lease assets	Property, plant and equipment, net (1)	97.5	100.3
Total lease assets		$257.1	$261.3
Liabilities
Current liabilities:
Current portion of operating lease liabilities	Other accrued expenses	$46.1	$44.9
Current portion of finance lease liabilities	Current portion of long-term debt	26.2	26.0
Noncurrent liabilities:
Operating lease liabilities	Other long-term liabilities	121.2	125.3
Finance lease liabilities	Long-term debt	72.3	75.6
Total lease liabilities		$265.8	$271.8

(1)Finance lease right-of-use assets are recorded net of accumulated amortization of $64.1 million and $61.2 million as of March 31, 2021 and December 31, 2020, respectively.
Lease cost

(in millions)	Three months ended March 31, 2021			Three months ended March 31, 2020
Statement of Operations Classification	Operating Leases	Finance Leases	Total	Operating Leases	Finance Leases	Total
Cost of goods sold (exclusive of depreciation)	$5.6	$—	$5.6	$4.3	$—	$4.3
Outbound freight and handling	2.0	—	2.0	1.3	—	1.3
Warehousing, selling and administrative	7.4	—	7.4	8.1	—	8.1
Depreciation	—	6.4	6.4	—	6.2	6.2
Interest expense	—	1.0	1.0	—	0.7	0.7
Total gross lease component cost	$15.0	$7.4	$22.4	$13.7	$6.9	$20.6
Variable lease costs			0.3			0.2
Short-term lease costs			3.9			7.5
Total gross lease costs			$26.6			$28.3
Sublease income			0.6			0.6
Total net lease cost			$26.0			$27.7

Maturity of lease liabilities

(in millions)	Operating Leases	Finance Leases	Total
Remainder of 2021	$39.1	$22.2	$61.3
2022	42.7	26.2	68.9
2023	31.2	17.2	48.4
2024	20.1	13.7	33.8
2025	12.3	12.2	24.5
2026 and After	46.4	15.8	62.2
Total lease payments	$191.8	$107.3	$299.1
Less: interest	24.5	8.8
Present value of lease liabilities	$167.3	$98.5
Lease term and discount rate

	March 31, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	5.9	6.0
Finance leases	6.2	6.3
Weighted-average discount rate
Operating leases	4.42%	4.68%
Finance leases	3.80%	3.83%
Other information

	Three months ended March 31,
(in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$14.5	$13.4
Operating cash flows from finance leases	1.0	0.9
Financing cash flows from finance leases	6.8	6.1

19. Segments
Management monitors the operating results of its reportable segments separately for the purpose of making decisions about resource allocation and performance assessment. Management evaluates performance on the basis of Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net income (loss), plus the sum of: interest expense, net of interest income; income tax expense (benefit); depreciation; amortization; impairment charges; loss on extinguishment of debt; other operating expenses, net (see “Note 6: Other operating expenses, net”); and other income, net (see “Note 8: Other income, net”).
Transfer prices between reportable segments are set on an arms-length basis in a similar manner to transactions with third parties. Corporate operating expenses that directly benefit segments have been allocated to the reportable segments. Allocable operating expenses are identified through a review process by management. The allocable operating expenses are assigned to the reportable segments on a basis that reasonably approximates the use of services, which is generally measured based on a weighted distribution of margin, asset, headcount or time spent.

Financial information for the Company’s reportable segments is as follows:

	USA	EMEA	Canada	LATAM	Other/Eliminations (1)	Consolidated
(in millions)	Three months ended March 31, 2021
External customers	$1,293.0	$505.9	$222.7	$133.8	$—	$2,155.4
Inter-segment	17.4	0.8	0.7	—	(18.9)	—
Total net sales	$1,310.4	$506.7	$223.4	$133.8	$(18.9)	$2,155.4

Adjusted EBITDA	$101.8	$50.6	$26.3	$15.6	$(12.1)	$182.2

Long-lived assets (2)	$805.8	$192.0	$145.4	$35.2	$19.0	$1,197.4

	USA	EMEA	Canada	LATAM	Other/Eliminations (1)	Consolidated
(in millions)	Three months ended March 31, 2020
External customers	$1,357.5	$460.3	$285.8	$107.6	$—	$2,211.2
Inter-segment	25.7	0.8	0.8	—	(27.3)	—
Total net sales	$1,383.2	$461.1	$286.6	$107.6	$(27.3)	$2,211.2

Adjusted EBITDA	$96.6	$40.3	$27.3	$8.3	$(10.9)	$161.6

Long-lived assets (2)	$855.1	$175.2	$182.0	$27.9	$39.6	$1,279.8

(1)Other/Eliminations represents the elimination of intersegment transactions, as well as, unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.
(2)Long-lived assets consist of property, plant and equipment, net and operating lease assets.
The following is a reconciliation of net income to Adjusted EBITDA for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(in millions)	2021	2020
Net income	$66.2	$55.9
Depreciation	43.8	41.7
Amortization	13.1	15.8
Interest expense, net	26.6	28.1
Income tax expense (benefit)	17.6	(0.3)
Other operating expenses, net (1)	44.2	30.4
Other income, net (1)	(28.9)	(20.4)
(Gain) loss on sale of business	(0.6)	8.6
Loss on extinguishment of debt	0.2	1.8
Adjusted EBITDA	$182.2	$161.6

(1)For the three months ended March 31, 2020, the fair value adjustment for warrants was reclassified to other income, net, from other operating expenses, net, to conform to the current year presentation. Refer to “Note 2: Significant accounting policies” for more information.

20. Subsequent events
On April 1, 2021, the Company completed the sale of its Distrupol business within the EMEA segment for total cash proceeds of approximately $137 million, subject to certain post-closing adjustments. The Company has classified the assets and liabilities associated with this business as assets held for sale as of March 31, 2021 (see “Note 4: Dispositions and assets held for sale”) and expects to recognize a pre-tax gain on sale of approximately $106 million within the condensed consolidated statement of operations in the second quarter of 2021. The sale of the Distrupol business will be exempt from tax under local country subsidiary participation exemptions. Management expects the impact of the sale on US income taxes to be minimal.

The sale of this business does not meet the criteria to be classified as a discontinued operation in the Company’s financial statements because the disposition does not represent a strategic shift that had, or will have, a major effect on the Company’s operations and financial results.

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
Our operations are structured into four reportable segments that represent the geographic areas under which we operate and manage our business. These segments are Univar Solutions USA (“USA”), Univar Solutions Europe and the Middle East and Africa (“EMEA”), Univar Solutions Canada (“Canada”) and Univar Solutions Latin America (“LATAM”), which includes developing businesses in Latin America and the Asia-Pacific region.
Recent Developments and Items Impacting Comparability
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
At the beginning of the fourth quarter of 2020, the Company decided to wind down its Canadian Agriculture wholesale distribution business, which was operationally completed by December 31, 2020 when all the inventory had been sold.
Market Conditions
The current business environment reflects emerging demand as global businesses work to recover from the economic effects of the novel coronavirus (COVID-19) pandemic, along with evolving market conditions influenced by US weather related events in the first quarter and global supply chain constraints, which have resulted in product shortages and chemical price inflation. These conditions require significant management attention and monitoring to implement appropriate business strategies as well as interpret and quantify the potential impact on our assumptions about future operating cash flows.
We continue to monitor the impact of the COVID-19 pandemic on our global business from a financial perspective and the safety and health of employees, customers, suppliers and the communities we serve. The extent and timing of the recovery from the pandemic remains unknown at this time and will depend on government restrictions, continued improvement in infection rates and the rollout of vaccination programs. In 2020, we activated a global, cross-functional response team, which has been closely monitoring the situation and implementing additional safety measures to help ensure the well-being of Univar Solutions’ employees, customers and suppliers, minimize disruptions and provide for the safe and reliable supply of Univar Solutions’ chemicals and ingredients throughout the pandemic. The Company has taken steps to help protect our employees working in our distribution centers and other worksites and strongly encourages employee vaccination where available. For office-based employees, the Company has evolving plans for hybrid working arrangements that are designed to strike an appropriate balance between the Company’s need to have certain personnel working from a Company office, at least some of the time, and employees’ desires to have the flexibility to work from a remote location, at least some of the time.
The severe storms in the US Gulf region in February 2021 and related supplier shut-downs had a significant and ongoing impact on the global supply chain, creating supply chain constraints, product shortages globally and chemical price inflation beyond levels typically experienced. While some of our locations in the United States were closed for several days due to the severe weather, we experienced limited site damage and we were able to service demand through-out our network with available product supply. Our value as a distributor is heightened in challenging times such as these when we work orderly to meet demand requirements through our extensive network and supply partnerships. Product shortages and eventual recovery of supply generally lead to fluctuations in chemical prices globally, sales and interim profits. These market factors can also impact the transportation market and, coupled with anticipated rising fuel prices, may result in higher operating costs. Investments in working capital to bridge supply disruption and account for higher chemical prices may impact our ability to achieve forecasted cash flows in the short-term.
We continue to stay connected with our customers to understand impacts on their operations, including temporary changes in demand due to weather, pandemic emergence and supply constraints. To capture and report on these trends, we organized our product portfolio offering into the following end markets: General Industrial, Consumer Solutions, Industrial Solutions, Refining & Chemical Processing and Services and Other Markets. The primary impacts of the pandemic and the current economic events on our end markets are as follows (percentages represent 2020 Consolidated Net Sales by End Market):
Industrial Solutions (30%) – Growth in coatings, adhesives, sealants and elastomers (CASE) year-over-year despite material tightness and increasing demand in the construction, automotive and general coatings sectors. Lubricants and metalworking fluids also seeing accelerated demand within industrial applications as well as in certain automotive sub-markets.
Consumer Solutions (20%) – Strong growth in hair and skin care markets within beauty & personal care by leveraging our distinguished supplier partnerships to enhance formulations and create long-term value. Growth in pharmaceuticals and food Ingredients helped by integrity of supply chain in USA post first quarter weather related events.
General Industrial (30%) – Accelerating year-over-year growth in chemical and industrial manufacturing applications with demand growing for reliable distribution and secure supply. Year-on-year growth in paper, textiles and within our agriculture and forestry markets, as broad-based economic growth is beginning to take shape.
Services and Other Markets (12%) – Micro-chip shortages are hampering growth for services in automotive manufacturing. Site remediation work post weather related events supporting growth in chemical waste services.
Refining & Chemical Processing (8%) – Although at lower levels than the prior year and despite a stall within the US Gulf region during the first quarter weather related events, energy and oil field services are improving from fourth quarter 2020 levels. Improving year-over-year metrics are anticipated for the remainder of 2021.
Governments across the globe are considering tax legislation to help fund the cost of the COVID-19 pandemic response. We continue to monitor these plans and assess the impact on the Company. As tax law changes are enacted, the impacts will be discussed in “Note 10: Income taxes” in Item 1 of this Quarterly Report on Form 10-Q.
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
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

	Three months ended March 31,		Favorable (unfavorable)	% Change
(in millions)	2021	2020
Net sales	$2,155.4	$2,211.2	$(55.8)	(2.5)%
Cost of goods sold (exclusive of depreciation)	1,613.0	1,678.6	65.6	(3.9)%
Operating expenses:
Outbound freight and handling	91.4	91.5	0.1	(0.1)%
Warehousing, selling and administrative	268.8	279.5	10.7	(3.8)%
Other operating expenses, net (1)	44.2	30.4	(13.8)	45.4%
Depreciation	43.8	41.7	(2.1)	5.0%
Amortization	13.1	15.8	2.7	(17.1)%
Total operating expenses	$461.3	$458.9	$(2.4)	0.5%
Operating income	$81.1	$73.7	$7.4	10.0%
Other (expense) income:
Interest income	0.4	1.0	(0.6)	(60.0)%
Interest expense	(27.0)	(29.1)	2.1	(7.2)%
Gain (loss) on sale of business	0.6	(8.6)	9.2	N/M
Loss on extinguishment of debt	(0.2)	(1.8)	1.6	(88.9)%
Other income, net (1)	28.9	20.4	8.5	41.7%
Total other income (expense)	$2.7	$(18.1)	$20.8	N/M
Income before income taxes	83.8	55.6	28.2	50.7%
Income tax expense (benefit)	17.6	(0.3)	(17.9)	N/M
Net income	$66.2	$55.9	$10.3	18.4%

(1)For the three months ended March 31, 2020, the fair value adjustment for warrants was reclassified to other income, net, from other operating expenses, net, to conform to the current year presentation. Refer to “Note 2: Significant accounting policies” for more information.
Net sales
Net sales were $2,155.4 million for the three months ended March 31, 2021, a decrease of $55.8 million, or 2.5%, from the three months ended March 31, 2020. Net sales decreased due to the Canadian Agriculture wholesale distribution exit as well as lower bulk commodity chemical pricing and energy headwinds. The decrease was partially offset by chemical price inflation. Refer to the “Analysis of Segment Results” for the three months ended March 31, 2021 for additional information.
Gross profit (exclusive of depreciation)
Gross profit (exclusive of depreciation) increased $9.8 million, or 1.8%, to $542.4 million for the three months ended March 31, 2021. The increase in gross profit (exclusive of depreciation) was attributable to chemical price inflation due to disruption in the supply chain. The increase was partially offset by the effects of the Canadian Agriculture services divestiture and energy headwinds. Refer to the “Analysis of Segment Results” for the three months ended March 31, 2021 for additional information.
Outbound freight and handling
Outbound freight and handling expenses decreased $0.1 million, or 0.1%, to $91.4 million for the three months ended March 31, 2021 primarily due to lower sales volumes. On a constant currency basis, outbound freight and handling expenses decreased $1.8 million, or 2.0%. Refer to the “Analysis of Segment Results” for the three months ended March 31, 2021 for additional information.
Warehousing, selling and administrative
Warehousing, selling and administrative expenses decreased $10.7 million, or 3.8%, to $268.8 million for the three months ended March 31, 2021. On a constant currency basis, warehousing, selling and administrative expenses decreased $15.4 million, or 5.5%, attributable to lower environmental remediation and continued cost reduction measures across all of our segments. Refer to the “Analysis of Segment Results” for the three months ended March 31, 2021 for additional information.
Other operating expenses, net
Other operating expenses, net increased $13.8 million from $30.4 million for the three months ended March 31, 2020 to $44.2 million for the three months ended March 31, 2021. The increase was primarily due to a partial withdrawal liability related to four locations exiting the Central States multi-employer pension plan as well as the decrease in gain on sale of property, plant and equipment. The increase was partially offset by lower employee severance and other facility closure costs. Refer to “Note 6: Other operating expenses, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Depreciation and amortization
Depreciation expense increased $2.1 million, or 5.0%, to $43.8 million for the three months ended March 31, 2021 primarily related to the integration of our business systems.
Amortization expense decreased $2.7 million, or 17.1%, to $13.1 million for the three months ended March 31, 2021, primarily due to intangibles reaching the end of their useful lives.
Interest expense
Interest expense decreased $2.1 million, or 7.2%, to $27.0 million for the three months ended March 31, 2021 due to lower average outstanding borrowings as well as lower interest rates. Refer to “Note 13: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Gain (loss) on sale of business
A gain of $0.6 million was recorded in the three months ended March 31, 2021 primarily related to adjustments to the sale price of the Canadian Agriculture services business, which was completed on November 30, 2020. A loss of $8.6 million was recorded in the three months ended March 31, 2020 primarily related to the working capital adjustment on the sale of the Environmental Sciences business, which was completed on December 31, 2019. Refer to “Note 4: Dispositions and assets held for sale” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Loss on extinguishment of debt
Loss on extinguishment of debt of $0.2 million during the three months ended March 31, 2021 was driven by the partial prepayment of the Canadian ABL Term Loan. Loss on extinguishment of debt of $1.8 million during the three months ended March 31, 2020 was driven by the partial prepayment of the Term B-3 Loan due 2024. Refer to “Note 13: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other income, net
Other income, net increased $8.5 million, from $20.4 million for the three months ended March 31, 2020 to $28.9 million for the three months ended March 31, 2021. The change was primarily related to gains on interest rate swaps and undesignated foreign currency derivative instruments, as well as the increase in non-operating pension income. The change was partially offset by losses on foreign currency transactions. Refer to “Note 8: Other income, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Income tax expense (benefit)
Income tax expense was $17.6 million for the three months ended March 31, 2021, resulting in an effective income tax rate of 21.0%. A discrete tax expense of $0.5 million was included in the $17.6 million tax expense. The Company’s estimated annual effective income tax rate without discrete items was 29.2%, higher than the US federal statutory rate of 21.0% primarily due to higher rates on foreign earnings, US tax on foreign earnings, US state income taxes, and non-deductible employee costs.
Income tax expense was $0.3 million for the three months ended March 31, 2020, resulting in an effective income tax rate of (0.5)%. A discrete tax expense of $9.0 million, primarily attributable to the utilization of previously disallowed US interest expense as a result of the CARES Act, was included in the $0.3 million tax expense. The Company’s estimated annual effective income tax rate without discrete items was 30.0%, higher than the US federal statutory rate of 21.0%. This is primarily due to the impact of the higher tax rates in foreign jurisdictions, non-deductible expenses and US state income taxes.
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
Analysis of Segment Results
USA

	Three months ended March 31,		Favorable (unfavorable)	% Change
(in millions)	2021	2020
Net sales:
External customers	$1,293.0	$1,357.5	$(64.5)	(4.8)%
Inter-segment	17.4	25.7	(8.3)	(32.3)%
Total net sales	$1,310.4	$1,383.2	$(72.8)	(5.3)%
Cost of goods sold (exclusive of depreciation)	984.7	1,051.8	67.1	(6.4)%
Outbound freight and handling	63.3	63.1	(0.2)	0.3%
Warehousing, selling and administrative	160.6	171.7	11.1	(6.5)%
Adjusted EBITDA	$101.8	$96.6	$5.2	5.4%

	Three months ended March 31,		Favorable (unfavorable)	% Change
(in millions)	2021	2020
Gross profit (exclusive of depreciation):
Net sales	$1,310.4	$1,383.2	$(72.8)	(5.3)%
Cost of goods sold (exclusive of depreciation)	984.7	1,051.8	67.1	(6.4)%
Gross profit (exclusive of depreciation)	$325.7	$331.4	$(5.7)	(1.7)%
External sales in the USA segment were $1,293.0 million, a decrease of $64.5 million, or 4.8%, for the three months ended March 31, 2021. The decrease in external net sales was primarily due to lower bulk commodity chemical pricing and energy headwinds, partially offset by chemical price inflation.
Gross profit (exclusive of depreciation) decreased $5.7 million, or 1.7%, to $325.7 million for the three months ended March 31, 2021, primarily due to lower bulk commodity chemical pricing and energy headwinds. Gross margin increased from 24.4% for the three months ended March 31, 2020 to 25.2% for the three months ended March 31, 2021. The increase was primarily related to favorable changes in product mix as well as chemical price inflation due to disruption in the supply chain.
Outbound freight and handling expenses increased $0.2 million, or 0.3%, to $63.3 million for the three months ended March 31, 2021, primarily due to higher costs to deliver resulting from changes in product mix.
Warehousing, selling and administrative expenses decreased $11.1 million, or 6.5%, to $160.6 million for the three months ended March 31, 2021, primarily due to lower environmental remediation and continued cost reduction measures. As a percentage of external sales, warehousing, selling and administrative expenses decreased from 12.6% for the three months ended March 31, 2020 to 12.4% for the three months ended March 31, 2021.
Adjusted EBITDA increased by $5.2 million, or 5.4%, to $101.8 million for the three months ended March 31, 2021, primarily due to chemical price inflation due to disruption in the supply chain and lower warehousing, selling and administrative expenses, partially offset by lower bulk commodity chemical pricing and energy headwinds. Adjusted EBITDA margin increased from 7.1% in the three months ended March 31, 2020 to 7.9% for the three months ended March 31, 2021, primarily as a result of higher gross margin.

EMEA

	Three months ended March 31,		Favorable (unfavorable)	% Change
(in millions)	2021	2020
Net sales:
External customers	$505.9	$460.3	$45.6	9.9%
Inter-segment	0.8	0.8	—	—%
Total net sales	$506.7	$461.1	$45.6	9.9%
Cost of goods sold (exclusive of depreciation)	378.5	345.1	(33.4)	9.7%
Outbound freight and handling	15.9	15.5	(0.4)	2.6%
Warehousing, selling and administrative	61.7	60.2	(1.5)	2.5%
Adjusted EBITDA	$50.6	$40.3	$10.3	25.6%

	Three months ended March 31,		Favorable (unfavorable)	% Change
(in millions)	2021	2020
Gross profit (exclusive of depreciation):
Net sales	$506.7	$461.1	$45.6	9.9%
Cost of goods sold (exclusive of depreciation)	378.5	345.1	(33.4)	9.7%
Gross profit (exclusive of depreciation)	$128.2	$116.0	$12.2	10.5%
External sales in the EMEA segment were $505.9 million, an increase of $45.6 million, or 9.9%, for the three months ended March 31, 2021. On a constant currency basis, external net sales increased $10.9 million, or 2.4%, primarily due to higher industrial end market demand and chemical price inflation.
Gross profit (exclusive of depreciation) increased $12.2 million, or 10.5%, to $128.2 million for the three months ended March 31, 2021. On a constant currency basis, gross profit (exclusive of depreciation) increased $2.9 million, or 2.5%, primarily due to higher average selling prices attributable to favorable changes in product mix. Gross margin increased from 25.2% for the three months ended March 31, 2020 to 25.3% for the three months ended March 31, 2021, primarily due to chemical price inflation due to disruption in the supply chain.
Outbound freight and handling expenses increased $0.4 million, or 2.6%, to $15.9 million for the three months ended March 31, 2021, primarily due to higher costs to deliver.
Warehousing, selling and administrative expenses increased $1.5 million, or 2.5%, to $61.7 million for the three months ended March 31, 2021. On a constant currency basis, warehousing, selling and administrative expenses decreased $3.0 million, or 5.0%, primarily due to lower bad debt charges and continued cost reduction measures. As a percentage of external sales, warehousing, selling and administrative expenses decreased from 13.1% for the three months ended March 31, 2020 to 12.2% for the three months ended March 31, 2021.
Adjusted EBITDA increased by $10.3 million, or 25.6%, to $50.6 million for the three months ended March 31, 2021. On a constant currency basis, Adjusted EBITDA increased $6.8 million, or 16.9%, attributable to chemical price inflation due to disruption in the supply chain and higher industrial end market demand, partially offset by market pressures in the pharmaceutical finished goods product line. Adjusted EBITDA margin increased from 8.8% for the three months ended March 31, 2020 to 10.0% for the three months ended March 31, 2021, primarily as a result of higher gross margin.

Canada

	Three months ended March 31,		Favorable (unfavorable)	% Change
(in millions)	2021	2020
Net sales:
External customers	$222.7	$285.8	$(63.1)	(22.1)%
Inter-segment	0.7	0.8	(0.1)	(12.5)%
Total net sales	$223.4	$286.6	$(63.2)	(22.1)%
Cost of goods sold (exclusive of depreciation)	167.1	225.0	57.9	(25.7)%
Outbound freight and handling	9.2	10.5	1.3	(12.4)%
Warehousing, selling and administrative	20.8	23.8	3.0	(12.6)%
Adjusted EBITDA	$26.3	$27.3	$(1.0)	(3.7)%

	Three months ended March 31,		Favorable (unfavorable)	% Change
(in millions)	2021	2020
Gross profit (exclusive of depreciation):
Net sales	$223.4	$286.6	$(63.2)	(22.1)%
Cost of goods sold (exclusive of depreciation)	167.1	225.0	57.9	(25.7)%
Gross profit (exclusive of depreciation)	$56.3	$61.6	$(5.3)	(8.6)%
External sales in the Canada segment were $222.7 million, a decrease of $63.1 million, or 22.1%, for the three months ended March 31, 2021. On a constant currency basis, external net sales decreased $75.9 million, or 26.6%, primarily due to the effects of the Canadian Agriculture wholesale distribution exit and the Canadian Agriculture services divestiture.
Gross profit (exclusive of depreciation) decreased $5.3 million, or 8.6%, to $56.3 million for the three months ended March 31, 2021. On a constant currency basis, gross profit (exclusive of depreciation) decreased $8.5 million, or 13.8%, primarily due to the Canadian Agriculture services divestiture. Gross margin increased from 21.6% for the three months ended March 31, 2020 to 25.3% for the three months ended March 31, 2021 primarily driven by the effects of the Canadian Agriculture wholesale distribution exit and favorable changes in product mix.
Outbound freight and handling expenses decreased $1.3 million, or 12.4%, to $9.2 million for the three months ended March 31, 2021, primarily due to lower sales volumes.
Warehousing, selling and administrative expenses decreased by $3.0 million, or 12.6%, to $20.8 million for the three months ended March 31, 2021. On a constant currency basis, warehousing, selling and administrative expenses decreased $4.2 million, or 17.6%, primarily due to lower personnel costs and continued cost reduction measures. As a percentage of external sales, warehousing, selling and administrative expenses increased from 8.3% for the three months ended March 31, 2020 to 9.3% for the three months ended March 31, 2021.
Adjusted EBITDA decreased by $1.0 million, or 3.7%, to $26.3 million for the three months ended March 31, 2021. On a constant currency basis, Adjusted EBITDA decreased $2.5 million, or 9.2%, primarily due to the effects of the Canadian Agriculture services divestiture and energy headwinds, partially offset by chemical price inflation due to disruption in the supply chain. Adjusted EBITDA margin increased from 9.6% for the three months ended March 31, 2020 to 11.8% for the three months ended March 31, 2021 primarily due to higher gross margin.

LATAM

	Three months ended March 31,		Favorable (unfavorable)	% Change
(in millions)	2021	2020
Net sales:
External customers	$133.8	$107.6	$26.2	24.3%
Total net sales (1)	$133.8	$107.6	$26.2	24.3%
Cost of goods sold (exclusive of depreciation)	101.6	84.0	(17.6)	21.0%
Outbound freight and handling	3.0	2.4	(0.6)	25.0%
Warehousing, selling and administrative	13.6	12.9	(0.7)	5.4%
Adjusted EBITDA	$15.6	$8.3	$7.3	88.0%

	Three months ended March 31,		Favorable (unfavorable)	% Change
(in millions)	2021	2020
Gross profit (exclusive of depreciation):
Net sales	$133.8	$107.6	$26.2	24.3%
Cost of goods sold (exclusive of depreciation)	101.6	84.0	(17.6)	21.0%
Gross profit (exclusive of depreciation)	$32.2	$23.6	$8.6	36.4%
External sales in the LATAM segment were $133.8 million, an increase of $26.2 million, or 24.3%, for the three months ended March 31, 2021. On a constant currency basis, external net sales increased $33.6 million, or 31.2%, primarily due to higher demand for our products in industrial solutions and chemical price inflation.
Gross profit (exclusive of depreciation) increased $8.6 million, or 36.4%, to $32.2 million for the three months ended March 31, 2021. On a constant currency basis, gross profit (exclusive of depreciation) increased $11.3 million, or 47.9%, due to favorable changes in product mix from industrial solutions. Gross margin increased from 21.9% for the three months ended March 31, 2020 to 24.1% for the three months ended March 31, 2021 primarily as a result of chemical price inflation due to disruption in the supply chain.
Outbound freight and handling expenses increased $0.6 million, or 25.0%, to $3.0 million for the three months ended March 31, 2021, primarily due to higher sales volumes.
Warehousing, selling and administrative expenses increased $0.7 million, or 5.4%, to $13.6 million for the three months ended March 31, 2021. On a constant currency basis, warehousing, selling and administrative expenses increased $1.8 million, or 14.0%, primarily due to higher variable compensation costs. As a percentage of external sales, warehousing, selling and administrative expenses decreased from 12.0% for the three months ended March 31, 2020 to 10.2% for the three months ended March 31, 2021.
Adjusted EBITDA increased by $7.3 million, or 88.0%, to $15.6 million for the three months ended March 31, 2021. On a constant currency basis, Adjusted EBITDA increased $8.7 million, or 104.8%, primarily due to higher demand for our products in industrial solutions and chemical price inflation due to disruption in the supply chain. Adjusted EBITDA margin increased from 7.7% for the three months ended March 31, 2020 to 11.7% for the three months ended March 31, 2021, primarily as a result of higher gross margin.
Liquidity and Capital Resources
The Company’s primary sources of liquidity are cash generated from its operations and borrowings under our committed North American and European credit facilities (“credit facilities”). As of March 31, 2021, liquidity for the Company was $833.2 million, comprised of $141.4 million of cash and cash equivalents and $691.8 million of available borrowings under our credit facilities. These credit facilities are guaranteed by certain significant subsidiaries and secured by such parties’ eligible trade receivables and inventory with the maximum borrowing capacity under these credit facilities of $1.5 billion and €200 million. Significant reductions in the Company’s trade receivables and inventory would reduce our availability to access liquidity under these credit facilities. The Company has no active financial maintenance covenants in its credit agreements, however, there is a springing fixed charge coverage ratio (“FCCR”) under the revolving credit facilities of 1.0x, applicable only if availability is less than or equal to 10% of the borrowing capacity. If the FCCR was applicable, the calculation would have been 4.7x as of March 31, 2021.
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
The Company's access to debt capital markets has historically provided the Company with sources of liquidity, beyond normal operating cash flows. We do not anticipate having difficulty in obtaining financing from those markets in the future with our history of favorable results in the debt capital markets and strong relationships with global financial institutions. Additionally, our ability to continue to access the debt capital markets with favorable interest rates and other terms will depend, to a significant degree, on maintaining our current ratings assigned by the credit rating agencies.
We expect our 2021 capital expenditures for maintenance, safety and cost improvements and investments in our digital capabilities to be approximately $120 million to $130 million.
On February 26, 2021, using the proceeds from the sale of the Canadian Agriculture services business and existing cash, the Company repaid $47.1 million of debt outstanding under the Canadian ABL Term Loan. Refer to “Note 13: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
We believe funds provided by our primary sources of liquidity will be adequate to meet our liquidity, debt repayment obligations and capital resource needs for at least the next 12 months under current operating conditions.
Cash Flows
The following table presents a summary of our cash flows:

	Three months ended March 31,
(in millions)	2021	2020
Net cash used by operating activities	$(92.3)	$(78.2)
Net cash used by investing activities	(12.2)	(30.9)
Net cash (used) provided by financing activities	(133.7)	171.0
Effect of exchange rate changes on cash and cash equivalents	(7.0)	(12.5)
Net (decrease) increase in cash and cash equivalents	$(245.2)	$49.4
Cash Used by Operating Activities
Cash used by operating activities increased $14.1 million to $92.3 million for the three months ended March 31, 2021 from $78.2 million for the three months ended March 31, 2020, primarily due to changes in other, net and trade working capital, partially offset by changes in prepaid expenses and other current assets and net income, exclusive of non-cash items. The change in net income, exclusive of non-cash items provided net cash inflows of $8.0 million from cash inflows of $104.0 million and $96.0 million for the three months ended March 31, 2021 and 2020, respectively. Refer to “Results of Operations” above for additional information.
The change in trade working capital, which includes trade accounts receivable, net, inventories and trade accounts payable, was a cash outflow of $9.0 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The year-over-year cash outflows related to trade accounts payable are primarily attributable to decreased inventory purchases in the current year and the timing of vendor payments. Inventory cash inflows on a year-over-year basis were primarily related to reduced purchases within the USA segment. Cash inflows year-over-year from trade accounts receivable, net is primarily attributable to higher sales in the prior year.
The change in other, net produced cash outflows of $34.6 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The year-over-year cash outflows are primarily attributable to timing difference related to accrued compensation and other assets and liabilities.
The remaining cash inflows primarily represent payment timing differences in other assets and liabilities.
Cash Used by Investing Activities
Cash used by investing activities decreased $18.7 million to $12.2 million for the three months ended March 31, 2021 from $30.9 million for the three months ended March 31, 2020. The decrease is primarily related to the Environmental Sciences net working capital adjustment recorded in the first quarter of 2020 and current year property, plant and equipment purchase reductions. Refer to “Note 4: Dispositions and assets held for sale” in Item 1 of this Quarterly Report on Form 10-Q for additional information related to the Company's dispositions.
Cash (Used) Provided by Financing Activities
Cash (used) provided by financing activities decreased $304.7 million to cash used of $133.7 million for the three months ended March 31, 2021 from cash provided of $171.0 million for the three months ended March 31, 2020. The decrease in financing cash flows is primarily due to prior year cash inflows related to borrowings under the Company's revolving credit facilities. The cash flow decrease was partially offset by a reduction in debt repayments during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Refer to “Note 13: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Off-Balance Sheet Arrangements
There were no material changes in the Company’s off-balance sheet arrangements since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Contractual Obligations and Commitments
There were no material changes in the Company’s contractual obligations and commitments since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, other than as disclosed in “Note 13: Debt” to the condensed consolidated financial statements as of and for the three-months ended March 31, 2021.
Critical Accounting Estimates
There were no material changes in the Company’s critical accounting estimates since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
•the impact of ongoing tax guidance and interpretations;
•the impact of the coronavirus (COVID-19) pandemic, weather events and economic conditions on our end markets, operations, financial condition and operating results;
•our expense control and cost reduction plans and other strategic plans and initiatives;
•our ability to solve customer technical challenges and accelerate product development cycles;
•our ability to sell specialty products at higher profit;
•significant factors that may adversely affect us and our industry;
•the outcome and effect of ongoing and future legal proceedings;
•market conditions and outlook;
•future contributions to, and withdrawal liability in connection with, our pension plans and cash payments for postretirement benefits; and
•future capital expenditures and investments.
Potential factors that could affect such forward-looking statements include, among others:
•general economic conditions, particularly fluctuations in industrial production and consumption and the timing and extent of economic downturns;
•significant changes in the pricing, demand and availability of chemicals;
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
•potential business disruptions and security breaches, including cybersecurity incidents;
•increased competitive pressures, including as a result of competitor consolidation;
•the broad spectrum of laws and regulations that we are subject to, including extensive environmental, health and safety laws and regulations;
•an inability to generate sufficient working capital;
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
You should read this Quarterly Report on Form 10-Q, including the uncertainties and factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 in full and with the understanding that actual future results may be materially different from expectations expressed or implied by any forward-looking statement. All forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise and changes in future operating results over time or otherwise.
Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.
Non-GAAP Financial Measures
We monitor the results of our reportable segments separately for the purposes of making decisions about resource allocation and performance assessment. We evaluate performance using Adjusted EBITDA. We define Adjusted EBITDA as consolidated net income (loss), plus the sum of: interest expense, net of interest income; income tax expense (benefit); depreciation; amortization; impairment charges; loss on extinguishment of debt; other operating expenses, net (see “Note 6: Other operating expenses, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information); and other income, net (see “Note 8: Other income, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information). For a reconciliation of the non-GAAP financial measures to its most comparable GAAP measure, see “Analysis of Segment Results” within this Item and for a reconciliation of net income to Adjusted EBITDA, the most comparable measure calculated in accordance with GAAP, see “Note 19: Segments” to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.
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
Item 3.        Quantitative and Qualitative Disclosures about Market Risk
There were no material changes from the “Quantitative and Qualitative Disclosure about Market Risk” disclosed in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation as of March 31, 2021 of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer concluded the Company’s disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.
OTHER INFORMATION
Item 1.        Legal Proceedings
Information pertaining to legal proceedings can be found in Note 17 to the interim condensed consolidated financial statements included in Part I, Financial Statements of this report.
Item 1A.     Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.         Defaults upon Senior Securities
None.
Item 4.         Mine Safety Disclosures
None.
Item 5.         Other Information
None.

Item 6.         Exhibits

Exhibit Number	Exhibit Description

10.1*†	Form of Employee Performance Based Restricted Stock Unit Agreement for awards granted on or after March 10, 2021, 2020 Omnibus Incentive Plan

10.2*†	Addendum to Severance and Change in Control Agreement, dated as of January 18, 2021, between the Company and Kimberly L. Dickens.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________

†	Identifies each management compensation plan or arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univar Solutions Inc. (Registrant)

By:	/s/ David C. Jukes
David C. Jukes President and Chief Executive Officer
Date: May 10, 2021

By:	/s/ Nicholas W. Alexos
Nicholas W. Alexos Executive Vice President and Chief Financial Officer
Date: May 10, 2021