Form 10-Q
period 2021-09-30
Univar Solutions Inc.
filed 2021-11-02
CIK 1494319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 21, 2021, 170,957,762 shares of the registrant’s common stock, $0.01 par value, were outstanding.

Univar Solutions Inc.
Form 10-Q
For the quarterly period ended September 30, 2021

PART I.
FINANCIAL INFORMATION

Item 1.    Financial Statements
Univar Solutions Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

		Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	Note	2021	2020	2021	2020
Net sales	5	$2,487.9	$2,009.2	$7,037.4	$6,229.6
Cost of goods sold (exclusive of depreciation)		1,871.5	1,513.2	5,276.1	4,711.9
Operating expenses:
Outbound freight and handling		$105.8	$85.9	$295.0	$258.1
Warehousing, selling and administrative		299.7	245.5	875.7	770.5
Other operating expenses, net (1)	6	17.7	20.3	91.8	75.5
Depreciation		36.7	41.6	117.8	123.7
Amortization		12.4	14.7	38.7	45.3
Impairment charges	14	0.9	20.7	3.0	37.6
Total operating expenses		$473.2	$428.7	$1,422.0	$1,310.7
Operating income		$143.2	$67.3	$339.3	$207.0
Other (expense) income:
Interest income		$1.5	$0.5	$2.6	$1.7
Interest expense		(23.7)	(28.2)	(77.1)	(87.4)
(Loss) gain on sale of business	4	—	(9.3)	88.2	(17.9)
Loss on extinguishment of debt	13	(0.1)	—	(2.3)	(1.8)
Other income (expense), net (1)	8	1.2	1.3	35.4	(1.0)
Total other (expense) income		$(21.1)	$(35.7)	$46.8	$(106.4)
Income before income taxes		$122.1	$31.6	$386.1	$100.6
Income tax expense	10	37.7	2.7	82.3	14.0
Net income		$84.4	$28.9	$303.8	$86.6

Income per common share:
Basic income per common share	11	$0.49	$0.17	$1.79	$0.51
Diluted income per common share	11	$0.49	$0.17	$1.78	$0.51

Weighted average common shares outstanding:
Basic	11	170.9	169.0	170.1	168.9
Diluted	11	171.9	169.8	170.9	169.7

(1)For the three and nine months ended September 30, 2020, the fair value adjustment for warrants was reclassified to other income (expense), net, from other operating expenses, net, to conform to the current year presentation. Refer to “Note 2: Significant accounting policies” for more information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

		Three months ended September 30,		Nine months ended September 30,
(in millions)	Note	2021	2020	2021	2020
Net income		$84.4	$28.9	$303.8	$86.6

Other comprehensive (loss) income, net of tax:
Foreign currency translation	12	$(29.2)	$14.3	$9.7	$(60.1)
Pension and other postretirement benefits adjustment	12	(0.1)	—	(2.7)	0.1
Derivative financial instruments	12	3.7	2.6	11.8	(18.8)
Total other comprehensive (loss) income, net of tax		$(25.6)	$16.9	$18.8	$(78.8)
Comprehensive income		$58.8	$45.8	$322.6	$7.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except per share data)	Note	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents		$220.8	$386.6
Trade accounts receivable, net of allowance for doubtful accounts of $15.8 and $17.2 at September 30, 2021 and December 31, 2020, respectively	14	1,561.9	1,239.8
Inventories		840.6	674.0
Prepaid expenses and other current assets		163.5	151.5
Total current assets		$2,786.8	$2,451.9
Property, plant and equipment, net	14	$1,001.6	$1,065.7
Goodwill	14	2,274.9	2,270.4
Intangible assets, net	14	212.0	251.9
Deferred tax assets		27.5	29.6
Other assets		284.6	285.5
Total assets		$6,587.4	$6,355.0
Liabilities and stockholders’ equity
Current liabilities:
Short-term financing	13	$—	$2.1
Trade accounts payable		944.9	765.1
Current portion of long-term debt	13	80.1	163.5
Accrued compensation		158.1	102.2
Other accrued expenses	14	372.6	374.1
Total current liabilities		$1,555.7	$1,407.0
Long-term debt	13	$2,198.8	$2,477.1
Pension and other postretirement benefit liabilities		285.1	308.8
Deferred tax liabilities		55.9	39.3
Other long-term liabilities		327.2	330.5
Total liabilities		$4,422.7	$4,562.7
Stockholders’ equity:
Preferred stock, 200.0 million shares authorized at $0.01 par value with no shares issued or outstanding at September 30, 2021 and December 31, 2020		$—	$—
Common stock, 2.0 billion shares authorized at $0.01 par value with 171.0 million and 169.3 million shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively		1.7	1.7
Additional paid-in capital		3,033.1	2,983.3
Accumulated deficit		(501.8)	(805.6)
Accumulated other comprehensive loss	12	(368.3)	(387.1)
Total stockholders’ equity		$2,164.7	$1,792.3
Total liabilities and stockholders’ equity		$6,587.4	$6,355.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

		Nine months ended September 30,
(in millions)	Note	2021	2020
Operating activities:
Net income		$303.8	$86.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		156.5	169.0
Impairment charges	14	3.0	37.6
Amortization of deferred financing fees and debt discount		4.9	4.7
(Gain) loss on sale of business	4	(88.2)	17.9
Gain on sale of property, plant and equipment	6	(6.3)	(8.3)
Loss on extinguishment of debt	13	2.3	1.8
Deferred income taxes		15.8	5.2
Stock-based compensation expense	6	16.0	10.9
Fair value adjustment for warrants (1)	15	(33.8)	(6.4)
Other		—	2.7
Changes in operating assets and liabilities:
Trade accounts receivable, net		(364.2)	(126.2)
Inventories		(184.8)	89.6
Prepaid expenses and other current assets		(24.5)	(19.2)
Trade accounts payable		207.1	(123.4)
Pensions and other postretirement benefit liabilities		(25.3)	(16.8)
Other, net (1)		132.8	(44.1)
Net cash provided by operating activities		$115.1	$81.6
Investing activities:
Purchases of property, plant and equipment		$(68.9)	$(82.1)
Proceeds from sale of property, plant and equipment		13.7	17.7
Proceeds (payments) from sale of business	4	136.5	(2.0)
Other		(2.3)	(7.8)
Net cash provided (used) by investing activities		$79.0	$(74.2)
Financing activities:
Proceeds from issuance of long-term debt, net	13	$995.0	$—
Payments on long-term debt and finance lease obligations	13	(1,389.0)	(196.8)
Net proceeds under revolving credit facilities	13	13.5	137.2
Financing fees paid		(1.0)	—
Taxes paid related to net share settlements of stock-based compensation awards		(2.6)	(2.0)
Stock option exercises		8.5	0.7
Proceeds from the exercise of warrants	15	27.1	—
Other		1.1	2.0
Net cash used by financing activities		$(347.4)	$(58.9)
Effect of exchange rate changes on cash and cash equivalents		$(12.5)	$(5.1)
Net decrease in cash and cash equivalents		(165.8)	(56.6)
Cash and cash equivalents at beginning of period		386.6	330.3
Cash and cash equivalents at end of period		$220.8	$273.7
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes		$56.3	$40.9
Interest, net of capitalized interest		61.5	73.1
Non-cash activities:
Additions of property, plant and equipment included in trade accounts payable and other accrued expenses		$5.0	$4.1
Additions of property, plant and equipment under a finance lease obligation		14.0	35.6
Additions of assets under an operating lease obligation		43.5	31.4

(1)For the nine months ended September 30, 2020, the amount included in fair value adjustment for warrants, which was previously included in other, net, is now presented separately to conform to the current year presentation. Refer to “Note 2: Significant accounting policies” for more information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(in millions)	Common stock (shares)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, January 1, 2021	169.3	$1.7	$2,983.3	$(805.6)	$(387.1)	$1,792.3
Net income	—	—	—	303.8	—	303.8
Foreign currency translation adjustment	—	—	—	—	9.7	9.7
Pension and other postretirement benefits adjustment, net of tax $0.5	—	—	—	—	(2.7)	(2.7)
Derivative financial instruments, net of tax $(4.4)	—	—	—	—	11.8	11.8
Common stock issued upon the exercise of warrants	1.0	—	26.8	—	—	26.8
Restricted stock units vested	0.4	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.1)	—	(2.6)	—	—	(2.6)
Stock option exercises	0.4	—	8.5	—	—	8.5
Employee stock purchase plan	—	—	0.8	—	—	0.8
Stock-based compensation expense	—	—	16.0	—	—	16.0
Other	—	—	0.3	—	—	0.3
Balance, September 30, 2021	171.0	$1.7	$3,033.1	$(501.8)	$(368.3)	$2,164.7

(in millions)	Common stock (shares)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, July 1, 2021	170.9	$1.7	$3,025.8	$(586.2)	$(342.7)	$2,098.6
Net income	—	—	—	84.4	—	84.4
Foreign currency translation adjustment	—	—	—	—	(29.2)	(29.2)
Pension and other postretirement benefits adjustment	—	—	—	—	(0.1)	(0.1)
Derivative financial instruments, net of tax $(1.7)	—	—	—	—	3.7	3.7
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(0.1)	—	—	(0.1)
Stock option exercises	0.1	—	0.7	—	—	0.7
Stock-based compensation expense	—	—	6.8	—	—	6.8
Other	—	—	(0.1)	—	—	(0.1)
Balance, September 30, 2021	171.0	$1.7	$3,033.1	$(501.8)	$(368.3)	$2,164.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(in millions)	Common stock (shares)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, January 1, 2020	168.7	$1.7	$2,968.9	$(858.5)	$(379.3)	$1,732.8
Net income	—	—	—	86.6	—	86.6
Foreign currency translation adjustment, net of tax $(4.7)	—	—	—	—	(60.1)	(60.1)
Pension and other postretirement benefits adjustment	—	—	—	—	0.1	0.1
Derivative financial instruments, net of tax $8.5	—	—	—	—	(18.8)	(18.8)
Restricted stock units vested	0.4	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.1)	—	(2.0)	—	—	(2.0)
Stock option exercises	0.1	—	0.7	—	—	0.7
Employee stock purchase plan	—	—	0.7	—	—	0.7
Stock-based compensation expense	—	—	10.9	—	—	10.9
Other	—	—	0.1	—	—	0.1
Balance, September 30, 2020	169.1	$1.7	$2,979.3	$(771.9)	$(458.1)	$1,751.0

(in millions)	Common stock (shares)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, July 1, 2020	169.0	$1.7	$2,977.3	$(800.8)	$(475.0)	$1,703.2
Net income	—	—	—	28.9	—	28.9
Foreign currency translation adjustment	—	—	—	—	14.3	14.3
Derivative financial instruments, net of tax $(0.8)	—	—	—	—	2.6	2.6
Restricted stock units vested	0.1	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(0.6)	—	—	(0.6)
Stock-based compensation expense	—	—	2.6	—	—	2.6
Balance, September 30, 2020	169.1	$1.7	$2,979.3	$(771.9)	$(458.1)	$1,751.0

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
Beginning with the first quarter of 2021, the Company recorded the change in the fair value of the warrants related to the 2019 Nexeo acquisition in other income (expense), net to properly reflect the non-operating nature of the warrant liability. The Company reclassified the change in the fair value of the warrants in its condensed consolidated statement of operations for the three and nine months ended September 30, 2020 from other operating expenses, net to other income (expense), net to conform to the current period presentation. In addition, on our condensed consolidated statement of cash flows for the nine months ended September 30, 2020, the change in the fair value is now presented separately as fair value adjustments for warrants, which was previously included in other, net, to conform to the current year presentation.
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
Accounting pronouncements issued and not yet adopted
In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform” (Topic 848) – “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for applying US GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform from currently referenced rates, such as LIBOR, to alternative rates. In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform” (Topic 848) that clarifies the scope of ASU 2020-04. The ASU’s were effective beginning March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently determining the impacts of the guidance on its consolidated financial statements.

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
As of March 31, 2021, the Company updated the purchase price allocation for the Techi Chem acquisition to reflect final deferred income tax adjustments, resulting in a $0.7 million decrease to goodwill. The accounting for this acquisition was complete as of March 31, 2021.
4. Dispositions
On April 1, 2021, the Company completed the sale of its Distrupol business within the EMEA segment for total cash proceeds of $136.7 million, subject to certain post-closing adjustments. In the second quarter of 2021, the Company recorded a $87.6 million pre-tax gain on sale of business in the condensed consolidated statement of operations, net of a release of cumulative foreign currency translation losses of $18.1 million (refer to “Note 12: Accumulated other comprehensive loss” for more information). The sale of the Distrupol business is exempt from tax under local country subsidiary participation exemptions. The impact of the sale on US income taxes was not material. The sale of this business does not meet the criteria to be classified as a discontinued operation in the Company’s financial statements because the disposition does not represent a strategic shift that had, or will have, a major effect on the Company’s operations and financial results.
The following summarizes the income before income taxes attributable to the Distrupol business:

	Three months ended September 30, 2020	Nine months ended September 30,
(in millions)		2021	2020
Income before income taxes	$2.8	$3.9	$8.0
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
The following summarizes the income before income taxes attributable to the Canadian Agriculture services business:

(in millions)	Three months ended September 30, 2020	Nine months ended September 30, 2020
Income (loss) before income taxes	$(0.1)	$3.0
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
The following summarizes the loss before income taxes attributable to these businesses:

(in millions)	Three months ended September 30, 2020	Nine months ended September 30, 2020
Loss before income taxes	$(0.8)	$(26.9)
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
The following tables disaggregate external customer net sales by major stream:

	USA	EMEA	Canada	LATAM	Consolidated
(in millions)	Three months ended September 30, 2021
Chemical Distribution	$1,548.5	$480.2	$222.1	$163.4	$2,414.2
Services	68.3	0.1	1.2	4.1	73.7
Total external customer net sales	$1,616.8	$480.3	$223.3	$167.5	$2,487.9

	USA	EMEA	Canada	LATAM	Consolidated
(in millions)	Three months ended September 30, 2020
Chemical Distribution	$1,179.0	$399.1	$179.8	$117.8	$1,875.7
Crop Sciences	—	—	43.9	—	43.9
Services	75.4	0.3	11.2	2.7	89.6
Total external customer net sales	$1,254.4	$399.4	$234.9	$120.5	$2,009.2

	USA	EMEA	Canada	LATAM	Consolidated
(in millions)	Nine months ended September 30, 2021
Chemical Distribution	$4,199.4	$1,489.9	$674.7	$444.2	$6,808.2
Services	210.6	0.3	9.9	8.4	229.2
Total external customer net sales	$4,410.0	$1,490.2	$684.6	$452.6	$7,037.4

	USA	EMEA	Canada	LATAM	Consolidated
(in millions)	Nine months ended September 30, 2020
Chemical Distribution	$3,546.6	$1,268.3	$560.1	$319.9	$5,694.9
Crop Sciences	—	—	255.7	—	255.7
Services	234.7	1.0	36.4	6.9	279.0
Total external customer net sales	$3,781.3	$1,269.3	$852.2	$326.8	$6,229.6
Deferred revenue
Deferred revenues are recognized as contract liabilities when customers provide Univar Solutions with consideration prior to the Company satisfying the performance obligations and are recognized in revenue when the performance obligations are met. Deferred revenues relate to revenues that are expected to be recognized within one year and are recorded within the other accrued expenses line items of the condensed consolidated balance sheets. Deferred revenues as of September 30, 2021 and December 31, 2020 were $5.2 million and $5.8 million, respectively.
Revenue recognized through the nine months ended September 30, 2021 and 2020 from amounts included in contract liabilities at the beginning of the period were $4.7 million and $64.8 million, respectively. The year-over-year decrease in revenue recognized from contract liabilities is primarily due to the prior year wind down of the Canadian Agriculture wholesale distribution business, which was operationally completed by December 31, 2020.

6. Other operating expenses, net
Other operating expenses, net consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Acquisition and integration related expenses	$12.0	$14.1	$44.8	$45.9
Stock-based compensation expense	6.8	2.6	16.0	10.9
Restructuring charges (1)	0.1	0.9	0.2	9.7
Other employee severance costs	1.8	2.9	6.7	11.2
Other facility closure costs	0.6	0.2	1.1	2.2
Multi-employer pension plan exit liability (2)	—	—	31.2	—
Gain on sale of property, plant and equipment	(3.2)	(0.8)	(6.3)	(8.3)
Other	(0.4)	0.4	(1.9)	3.9
Total other operating expenses, net (3)	$17.7	$20.3	$91.8	$75.5

(1)Refer to “Note 7: Restructuring charges” for more information.
(2)Refer to “Note 9: Employee benefit plans” for more information.
(3)For the three and nine months ended September 30, 2020, the fair value adjustment for warrants was reclassified to other income (expense), net, from other operating expenses, net, to conform to the current year presentation. Refer to “Note 2: Significant accounting policies” for more information.
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
As a result of this plan, we recorded the following charges:

(in millions)	Three months ended September 30, 2021	Nine months ended September 30, 2021	Cumulative costs	Anticipated total costs
Canada:
Employee termination costs	$0.1	$0.2	$1.9	$1.9
Other exit costs	—	—	2.2	2.2
Total	$0.1	$0.2	$4.1	$4.1
The following table summarizes activity related to accrued liabilities associated with restructuring:

(in millions)	January 1, 2021	Charge to earnings	Cash paid	Non-cash and other	September 30, 2021
Employee termination costs	$3.2	$0.2	$(4.2)	$1.1	$0.3
Facility exit costs	1.4	—	—	(1.2)	0.2
Other exit costs	2.5	—	(2.0)	(0.1)	0.4
Total	$7.1	$0.2	$(6.2)	$(0.2)	$0.9

(in millions)	January 1, 2020	Charge to earnings	Cash paid	Non-cash and other	December 31, 2020
Employee termination costs	$3.7	$11.7	$(12.4)	$0.2	$3.2
Facility exit costs	1.9	—	(0.5)	—	1.4
Other exit costs	0.2	2.2	—	0.1	2.5
Total	$5.8	$13.9	$(12.9)	$0.3	$7.1

Restructuring liabilities of $0.9 million and $6.6 million were classified as current in other accrued expenses in the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively. The long-term portion of restructuring liabilities of $0.5 million were recorded in other long-term liabilities in the condensed consolidated balance sheets as of December 31, 2020.
The cost information above does not contain any estimates for programs that may be developed and implemented in future periods. While the Company believes the recorded restructuring liabilities are adequate, revisions to current estimates may be recorded in future periods based on new information as it becomes available.
8. Other income (expense), net
Other income (expense), net consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Foreign currency transactions	$(0.5)	$0.3	$(5.8)	$(6.1)
Foreign currency denominated loan revaluations	(0.9)	0.2	(1.0)	—
Undesignated foreign currency derivative instruments(1)	(1.0)	0.5	(2.8)	0.6
Undesignated interest rate and cross currency swap contracts (1)	0.4	(0.1)	1.4	(6.1)
Non-operating retirement benefits (2)	3.8	2.2	14.5	6.5
Debt refinancing costs (3)	(0.1)	—	(7.0)	(0.1)
Fair value adjustment for warrants (4)	—	(1.1)	33.8	6.4
Other	(0.5)	(0.7)	2.3	(2.2)
Total other income (expense), net	$1.2	$1.3	$35.4	$(1.0)

(1)Refer to “Note 16: Derivatives” for more information.
(2)Refer to “Note 9: Employee benefit plans” for more information.
(3)Refer to “Note 13: Debt” for more information.
(4)For the three and nine months ended September 30, 2020, the fair value adjustment for warrants was reclassified to other income (expense), net, from other operating expenses, net, to conform to the current year presentation. Refer to “Note 2: Significant accounting policies” for more information.
9. Employee benefit plans
The following table summarizes the components of net periodic benefit income recognized in the condensed consolidated statements of operations:

	Domestic - Defined Benefit Pension Plans				Foreign - Defined Benefit Pension Plans
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Service cost (1)	$—	$—	$—	$—	$0.4	$0.5	$1.3	$1.4
Interest cost (2)	4.9	5.8	14.5	17.4	2.5	3.2	7.5	9.3
Expected return on plan assets (2)	(7.3)	(7.1)	(21.9)	(21.4)	(3.8)	(4.1)	(11.4)	(11.9)
Prior service (credit) cost (2)	—	—	—	—	(0.1)	—	(3.2)	0.1
Net periodic benefit income	$(2.4)	$(1.3)	$(7.4)	$(4.0)	$(1.0)	$(0.4)	$(5.8)	$(1.1)

(1)Service cost is included in warehouse, selling and administrative expenses.
(2)These amounts are included in other income (expense), net, and represent non-operating retirement benefits.
Multi-employer pension plan withdrawal liability
During the first and second quarters of 2021, the Company recognized discounted withdrawal liabilities of $18.4 million and $12.8 million, respectively, related to operating sites exiting the Central States multi-employer pension plan. While the $31.2 million recognized during the nine months ended September 30, 2021 represents the Company’s best estimate of the withdrawal liability at this time, actual costs could differ based on final funding assessments. Any changes to this estimate will be recorded in the period identified. The Company estimates its cash obligation to be approximately $1.9 million annually for each of the next 20 years. The net present value of the withdrawal liability was determined using a risk-free interest rate. Amounts associated with the withdrawal liability are included in other operating expenses, net in the condensed consolidated statements of operations and other accrued expenses and other long-term liabilities in the condensed consolidated balance sheets.

10. Income taxes
The income tax expense and effective income tax rate for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in millions)	2021	2020	2021	2020
Income tax expense	$37.7	$2.7	$82.3	$14.0
Effective income tax rate	30.9%	8.5%	21.3%	13.9%
Discrete tax expenses of $0.6 million and $2.7 million are included in the $37.7 million and $82.3 million income tax expense for the three and nine months ended September 30, 2021, respectively. The Company’s estimated annual effective income tax rate without discrete items was 30.5%, higher than the US federal statutory rate of 21.0%, primarily due to higher rates on foreign earnings, US tax on foreign earnings, US state income taxes, and non-deductible employee costs.
Discrete tax benefits of $13.9 million and $27.5 million are included in the $2.7 million and $14.0 million income tax expense for the three and nine months ended September 30, 2020, respectively, primarily attributable to 2019 return to provision adjustments, impairment of unrealizable assets and benefits from provisions under the Coronavirus Aid, Relief and Economic Security Act, which was enacted on March 27, 2020, offset by a reserve for uncertain tax positions. The Company’s estimated annual effective income tax rate without discrete items was 29.9%, higher than the US federal statutory rate of 21.0%, primarily due to the impact of the higher tax rates in foreign jurisdictions, non-deductible expenses and US state income taxes.
11. Earnings per share
The following table presents the basic and diluted earnings per share computations:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2021	2020	2021	2020
Numerator:
Net income	$84.4	$28.9	$303.8	$86.6

Denominator:
Weighted average common shares outstanding – basic	170.9	169.0	170.1	168.9
Effect of dilutive securities: stock compensation plans	1.0	0.8	0.8	0.8
Weighted average common shares outstanding – diluted	171.9	169.8	170.9	169.7

Basic:
Basic income per common share	$0.49	$0.17	$1.79	$0.51

Diluted:
Diluted income per common share	$0.49	$0.17	$1.78	$0.51
The shares that were not included in the computation of diluted earnings per share for those periods because their inclusion would be anti-dilutive were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions, common shares)	2021	2020	2021	2020
Stock options	1.9	4.5	2.3	4.5
Restricted stock	—	0.1	—	0.4
Warrants	—	7.6	—	7.6

12. Accumulated other comprehensive loss
The following tables present the changes in accumulated other comprehensive loss by component, net of tax:

(in millions)	Cash flow hedges	Defined benefit pension	Currency translation	Total AOCI
Balance, December 31, 2020	$(32.7)	$19.2	$(373.6)	$(387.1)
Other comprehensive income (loss) before reclassifications	17.4	—	(8.4)	9.0
Amounts reclassified from accumulated other comprehensive loss	(5.6)	(2.7)	—	(8.3)
Amounts reclassified related to dispositions (1)	—	—	18.1	18.1
Net current period other comprehensive income (loss)	$11.8	$(2.7)	$9.7	$18.8
Balance, September 30, 2021	$(20.9)	$16.5	$(363.9)	$(368.3)

Balance as of July 1, 2021	$(24.6)	$16.6	$(334.7)	$(342.7)
Other comprehensive income (loss) before reclassifications	7.2	—	(29.2)	(22.0)
Amounts reclassified from accumulated other comprehensive loss	(3.5)	(0.1)	—	(3.6)
Net current period other comprehensive income (loss)	$3.7	$(0.1)	$(29.2)	$(25.6)
Balance as of September 30, 2021	$(20.9)	$16.5	$(363.9)	$(368.3)

Balance, December 31, 2019	$(15.4)	$(1.0)	$(362.9)	$(379.3)
Other comprehensive loss before reclassifications	(33.4)	—	(60.1)	(93.5)
Amounts reclassified from accumulated other comprehensive loss	14.6	0.1	—	14.7
Net current period other comprehensive (loss) income	$(18.8)	$0.1	$(60.1)	$(78.8)
Balance, September 30, 2020	$(34.2)	$(0.9)	$(423.0)	$(458.1)

Balance as of July 1, 2020	$(36.8)	$(0.9)	$(437.3)	$(475.0)
Other comprehensive (loss) income before reclassifications	(11.2)	—	14.3	3.1
Amounts reclassified from accumulated other comprehensive loss	13.8	—	—	13.8
Net current period other comprehensive income	$2.6	$—	$14.3	$16.9
Balance as of September 30, 2020	$(34.2)	$(0.9)	$(423.0)	$(458.1)

(1)In conjunction with the sale of the Distrupol business, the Company released the associated cumulative foreign currency translation losses and reported such release as part of the net gain on sale of business. Refer to “Note 4: Dispositions” for more information.

The following is a summary of the amounts reclassified from accumulated other comprehensive loss to net income:

	Statement of Operations Classification	Three months ended September 30,		Nine months ended September 30,
(in millions)		2021 (1)	2020 (1)	2021 (1)	2020 (1)
Amortization of defined benefit pension items:
Prior service (credit) cost (2)	Other income (expense), net	$(0.1)	$—	$(3.2)	$0.1
Tax expense	Income tax expense	—	—	0.5	—
Net of tax		$(0.1)	$—	$(2.7)	$0.1
Cash flow hedges:
Interest rate swap contracts (2)	Interest expense	$4.4	$4.7	$13.5	$7.8
Cross-currency swap contracts (2)	Interest expense and other income (expense), net	(9.3)	15.4	(21.2)	13.4
Tax expense (benefit)	Income tax expense	1.4	(6.3)	2.1	(6.6)
Net of tax		$(3.5)	$13.8	$(5.6)	$14.6
Total reclassifications for the period, net of tax		$(3.6)	$13.8	$(8.3)	$14.7

(1)Amounts in parentheses indicate credits to net income in the condensed consolidated statements of operations.
(2)Refer to “Note 9: Employee benefit plans” and “Note 16: Derivatives” for more information.
13. Debt
Short-term financing
Short-term financing consisted of the following:

(in millions)	September 30, 2021	December 31, 2020
Bank overdrafts	$—	$2.1
Total short-term financing	$—	$2.1
As of September 30, 2021 and December 31, 2020, the Company had $142.2 million and $196.0 million, respectively, in undrawn letters of credit.
Long-term debt
Long-term debt consisted of the following:

(in millions)	September 30, 2021	December 31, 2020
Senior Term Loan Facilities:
Term B-3 Loan due 2024, variable interest rate of 2.40% at December 31, 2020	$—	$1,264.1
Term B-5 Loan due 2026, variable interest rate of 2.08% and 2.15% at September 30, 2021 and December 31, 2020, respectively	393.0	396.0
Term B-6 Loan due 2028, variable interest rate of 2.08% at September 30, 2021	997.5	—
Asset Backed Loan (“ABL”) Facilities:
North American ABL Facility due 2024, variable interest rate of 1.32% and 1.71% at September 30, 2021 and December 31, 2020, respectively	279.0	265.5
Canadian ABL Term Loan due 2022, variable interest rate of 2.43% and 2.71% at September 30, 2021 and December 31, 2020, respectively	39.4	133.5
Senior Unsecured Notes:
Senior Unsecured Notes due 2027, fixed interest rate of 5.13% at September 30, 2021 and December 31, 2020	500.0	500.0
Finance lease obligations	92.7	101.6
Total long-term debt before discount	$2,301.6	$2,660.7
Less: unamortized debt issuance costs and discount on debt	(22.7)	(20.1)
Total long-term debt	$2,278.9	$2,640.6
Less: current maturities	(80.1)	(163.5)
Total long-term debt, excluding current maturities	$2,198.8	$2,477.1

The weighted average interest rate on long-term debt, including the effect of designated and undesignated derivative instruments (refer to “Note 16: Derivatives” for more information), was 3.52% and 3.73% as of September 30, 2021 and December 31, 2020, respectively.
Senior Term Loan Facilities
In the second quarter of 2021, to secure favorable market rates of interest and extend principal maturities, the Company entered into the Sixth Amendment (“Sixth Amendment”) to its Credit Agreement, dated July 1, 2015, which provided a new Term B-6 Loan facility in an aggregate principal amount of $1.0 billion that matures on June 3, 2028. The proceeds from the new Term B-6 Loan and an incremental borrowing of $274.2 million under the Company's existing North American ABL facility were used to repay in full the Company's outstanding Term B-3 Loan facility and satisfy related lending and refinancing fees.
The Term B-6 Loan is payable in quarterly installments of 0.25% of the aggregate initial principal amount beginning in September 2021. The interest rate applicable to the Term B-6 Loan is based on, at the Company’s option, (i) a fluctuating rate of interest determined by reference to a base rate plus an applicable margin equal to 1.00% or (ii) a Eurocurrency rate plus an applicable margin equal to 2.00% (in each case with a 0.25% step down based on the achievement of a specific leverage level). The Company can voluntarily prepay the Term B-6 Loan in whole or part without penalty, except for a 1.00% premium applicable to prepayments made prior to the six-month anniversary of the Sixth Amendment in connection with certain defined events.
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
ABL Facilities
On February 26, 2021, using the proceeds from the sale of the Canadian Agriculture services business and existing cash, the Company prepaid $47.1 million of debt outstanding under the Company's Canadian ABL Term Loan. On August 5, 2021 using available cash on hand, the Company prepaid $48.0 million under the Canadian ABL Term Loan. As a result of these prepayments, the Company recognized a loss on extinguishment of debt of $0.1 million and $0.3 million during the three and nine months ended September 30, 2021, respectively.
On October 7, 2021, the Company prepaid the remaining debt outstanding under the Canadian ABL Term Loan, which resulted in the full extinguishment of the loan.
Other Information

	September 30, 2021		December 31, 2020
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Fair value of debt	$2,278.9	$2,325.9	$2,640.6	$2,687.4
The fair values of debt were based on current market quotes for similar borrowings and credit risk adjusted for liquidity, margins and amortization, as necessary and are classified as Level 2 in the fair value hierarchy.

14. Supplemental balance sheet information
Cash and cash equivalents
Certain of the Company’s subsidiaries participate in a multi-currency, notional cash pooling arrangement with a third-party bank provider in order to help manage global liquidity requirements (the “Notional Cash Pool”). Under the Notional Cash Pool, cash deposited by participating subsidiaries is pledged as security against the overdraft balances of other participating subsidiaries, providing legal rights of offset. As a result, the balances are presented on a net basis within cash and cash equivalents in the condensed consolidated balance sheets. As of September 30, 2021, the net cash position of the Notional Cash Pool was $52.8 million, which consisted of a gross cash balance of $250.5 million less a bank overdraft balance of $197.7 million. As of December 31, 2020, the net cash position of the Notional Cash Pool was $52.7 million, which consisted of a gross cash balance of $89.7 million less a bank overdraft balance of $37.0 million.
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

(in millions)
Balance, January 1, 2021	$17.2
Provision for credit losses	4.1
Write-offs	(5.3)
Foreign exchange	(0.2)
Balance, September 30, 2021	$15.8
Property, plant and equipment, net

(in millions)	September 30, 2021	December 31, 2020
Property, plant and equipment, at cost	$2,226.2	$2,216.4
Less: accumulated depreciation	(1,224.6)	(1,150.7)
Property, plant and equipment, net	$1,001.6	$1,065.7
Goodwill
The following is a summary of the activity in goodwill by segment.

(in millions)	USA	EMEA	Canada	LATAM	Total
Balance, January 1, 2021	$1,805.0	$8.7	$428.1	$28.6	$2,270.4
Purchase price adjustments	—	—	—	(0.9)	(0.9)
Dispositions and other adjustments	7.6	(1.1)	—	(2.2)	4.3
Foreign exchange	—	(0.2)	1.8	(0.5)	1.1
Balance, September 30, 2021	$1,812.6	$7.4	$429.9	$25.0	$2,274.9
Intangible assets, net

	September 30, 2021			December 31, 2020
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$929.5	$(722.4)	$207.1	$936.9	$(691.3)	$245.6
Other	170.7	(165.8)	4.9	177.4	(171.1)	6.3
Total intangible assets	$1,100.2	$(888.2)	$212.0	$1,114.3	$(862.4)	$251.9
Other intangible assets consist of intellectual property (mostly trademarks and trade names), producer relationships and contracts, non-compete agreements and exclusive distribution rights.

The estimated annual amortization expense in each of the next five years is as follows:

(in millions)
2021	$52.3
2022	44.0
2023	39.5
2024	30.8
2025	27.6
Other accrued expenses
As of September 30, 2021 and December 31, 2020, other accrued expenses that were greater than five percent of total current liabilities consisted of current tax liabilities of $82.2 million and $73.4 million, respectively, comprised primarily of VAT, income and local indirect taxes payable.
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
During the second and third quarters of 2021, the Company announced the closure of certain operating facilities in the USA and Canada segments. The closures resulted in impairment charges related to property, plant and equipment, net of $2.1 million and $0.9 million within the condensed consolidated statement of operations during the three months ended June 30, 2021 and September 30, 2021, respectively.
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
Additionally, the Company announced the closure of certain operating facilities in the USA segment during the second and third quarters of 2020. The closures resulted in impairment charges related to property, plant and equipment, net of $1.4 million and $1.0 million within the condensed consolidated statements of operations during the three months ended June 30, 2020 and September 30, 2020, respectively.
15. Fair value measurements
The following is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consists of the warrant liability related to the 2019 Nexeo acquisition and contingent consideration liabilities related to the Techi Chem acquisition:

(in millions)	Warrant Liability	Contingent Consideration
Fair value at December 31, 2020	$33.8	$2.2
Fair value adjustments	(33.8)	(0.1)
Fair value at September 30, 2021	$—	$2.1

During the second quarter of 2021, a portion of the outstanding warrants were exercised at a price of $27.80 resulting in the issuance of 973,717 shares of common stock and the receipt of approximately $27.1 million in cash proceeds. All remaining warrants expired unexercised on June 9, 2021, with the write-off of the fair value of such warrants recorded within other income (expense), net in the condensed consolidated statement of operations. As of September 30, 2021, the Company had no outstanding warrants.
The fair value of the contingent consideration is based on a real options approach, which takes into account management's best estimate of the acquired business performance, as well as achievement risk, and is recorded in other accrued expenses within the condensed consolidated balance sheets. Fair value adjustments for contingent consideration are recorded within other operating expenses, net in the condensed consolidated statements of operations. Changes in the fair value of contingent consideration are recorded in the other, net line item of the operating activities within the condensed consolidated statements of cash flows. Cash payments up to the amount of the original acquisition value are recorded within financing activities of the condensed consolidated statements of cash flows. The portion of contingent consideration cash payments in excess of the original acquisition value, if any, are recorded within operating activities of the condensed consolidated statements of cash flows.
16. Derivatives
Foreign currency derivatives
The Company uses forward currency contracts to hedge earnings from the effects of foreign exchange rates relating to certain of the Company’s intercompany and third-party receivables and payables denominated in foreign currencies. These derivative instruments are not formally designated as cash flow hedges by the Company and the terms of these instruments range from one to three months.
Interest rate swap contracts
The objective of the Company's designated interest rate swap contracts is to offset the variability of cash flows in LIBOR indexed debt interest payments attributable to changes in the benchmark interest rate related to the Term B-6 Loan (previously the Term B-3 Loan) and a portion of debt outstanding under the North American ABL Facility.
On June 4, 2021, the Company executed two interest rate swap contracts, both effective June 30, 2023, to replace existing interest rate swap contracts with maturities occurring between June 2023 and June 2024. These interest rate swap contracts contain an initial aggregate notional value of $250.0 million from June 2023 to June 2024 that increases to an aggregate notional value of $500.0 million from June 2024 to May 2028.
On March 17, 2020, the Company executed $250.0 million of interest rate swap contracts effective June 30, 2020 to replace swaps with maturities on June 30, 2020.
The Company also uses undesignated interest rate swap contracts to manage interest rate variability.
Cross currency swap contracts
Cross currency swap contracts are used to effectively convert the Term B-5 Loan’s principal amount of floating rate US dollar-denominated debt, including interest payments, to fixed-rate Euro-denominated debt. The cross currency swap contracts mature in November 2024. As of September 30, 2021, approximately 95% of the cross currency swap contracts are designated as a cash flow hedge.
The Company also uses undesignated cross currency swap contracts to manage interest rate variability and mitigate foreign exchange exposure.
Notional amounts and fair value of derivative instruments
The following table presents the notional amounts of the Company’s outstanding derivative instruments by type:

(in millions)	September 30, 2021	December 31, 2020
Designated Derivatives:
Interest rate swap contracts	$900.0	$1,050.0
Cross currency swap contracts	381.0	381.0
Undesignated Derivatives:
Interest rate swap contracts	$100.0	$200.0
Foreign currency derivatives	143.4	77.2
Cross currency swap contracts	19.0	19.0

The following are the pre-tax effects of derivative instruments on the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2021 and 2020:

	Statement of Operations Classification	Amount of (loss) gain reclassified from other comprehensive loss into income				Amount of (loss) gain to be reclassified to consolidated statement of operations within the next 12 months
		Three months ended September 30,		Nine months ended September 30,
(in millions)		2021	2020	2021	2020
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	Interest expense	$(4.4)	$(4.7)	$(13.5)	$(7.8)	$(12.0)
Cross currency swap contracts	Interest expense	0.3	0.4	0.9	3.1	1.4
Cross currency swap contracts	Other income (expense), net	9.0	(15.8)	20.3	(16.5)	—
Refer to “Note 8: Other income (expense), net” for the gains and losses related to derivatives not designated as hedging instruments.
The following table presents the Company’s gross assets and liabilities measured on a recurring basis and classified as Level 2 within the fair value hierarchy:

	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Classification	September 30, 2021	December 31, 2020	Balance Sheet Classification	September 30, 2021	December 31, 2020
Designated Derivatives:
Cross currency swap contracts	Prepaid expenses and other current assets	$1.4	$1.0	Other long-term liabilities	$22.3	$47.4
Interest rate swap contracts	Prepaid expenses and other current assets	—	—	Other accrued expenses	12.0	17.9
Interest rate swap contracts	Other assets	—	—	Other long-term liabilities	13.8	20.7
Total designated derivatives		$1.4	$1.0		$48.1	$86.0

Undesignated Derivatives:
Foreign currency contracts	Prepaid expenses and other current assets	$0.7	$0.2	Other accrued expenses	$0.8	$0.4
Cross currency swap contracts	Prepaid expenses and other current assets	0.1	0.1	Other long-term liabilities	1.1	2.4
Interest rate swap contracts	Prepaid expenses and other current assets	—	—	Other accrued expenses	2.1	2.6
Interest rate swap contracts	Other assets	—	—	Other long-term liabilities	2.3	4.0
Total undesignated derivatives		$0.8	$0.3		$6.3	$9.4

Total derivatives		$2.2	$1.3		$54.4	$95.4
The net amounts by legal entity related to forward currency contracts included in prepaid and other current assets were $0.6 million and $0.1 million as of September 30, 2021 and December 31, 2020, respectively. The net amounts related to forward currency contracts included in other accrued expenses were $0.7 million and $0.3 million as of September 30, 2021 and December 31, 2020, respectively.
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
Asbestos Claims
The Company is subject to liabilities from claims alleging personal injury from exposure to asbestos. The claims result primarily from an indemnification obligation related to Univar Solutions USA Inc.’s (“Univar”) 1986 purchase of McKesson Chemical Company from McKesson Corporation (“McKesson”). Once certain conditions have been met, Univar will have the ability to pursue insurance coverage, if any, that may be available under McKesson's historical insurance coverage to offset the impact of any fees, settlements, or judgments that Univar is obligated to pay because of its obligation to defend and indemnify McKesson. As of September 30, 2021, there were approximately 220 asbestos-related cases for which Univar has the obligation to defend and indemnify; however, this number tends to fluctuate up and down over time. Historically, the vast majority of these asbestos cases have been dismissed without payment or with a nominal payment. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of these matters will have a material effect on its overall financial position, results of operations, or cash flows.
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
Changes in total environmental liabilities are as follows:

(in millions)
Environmental liabilities at December 31, 2020	$79.6
Revised obligation estimates	20.5
Environmental payments	(14.4)
Foreign exchange	(0.2)
Environmental liabilities at September 30, 2021	$85.5

(in millions)	Balance Sheet Classification	September 30, 2021	December 31, 2020
Current environmental liabilities	Other accrued expenses	$30.3	$26.5
Long-term environmental liabilities	Other long-term liabilities	55.2	53.1

18. Leasing
The Company leases certain warehouses and distribution centers, office space, transportation equipment and other machinery and equipment.

(in millions)	Balance Sheet Classification	September 30, 2021	December 31, 2020
Assets
Operating lease assets	Other assets	$158.1	$161.0
Finance lease assets	Property, plant and equipment, net (1)	92.2	100.3
Total lease assets		$250.3	$261.3
Liabilities
Current liabilities:
Current portion of operating lease liabilities	Other accrued expenses	$43.7	$44.9
Current portion of finance lease liabilities	Current portion of long-term debt	26.7	26.0
Noncurrent liabilities:
Operating lease liabilities	Other long-term liabilities	122.6	125.3
Finance lease liabilities	Long-term debt	66.0	75.6
Total lease liabilities		$259.0	$271.8

(1)Finance lease right-of-use assets are recorded net of accumulated depreciation of $70.5 million and $61.2 million as of September 30, 2021 and December 31, 2020, respectively.

Lease cost

(in millions)	Three months ended September 30, 2021			Three months ended September 30, 2020
Statement of Operations Classification	Operating Leases	Finance Leases	Total	Operating Leases	Finance Leases	Total
Cost of goods sold (exclusive of depreciation)	$6.1	$—	$6.1	$4.7	$—	$4.7
Outbound freight and handling	1.2	—	1.2	1.5	—	1.5
Warehousing, selling and administrative	6.8	—	6.8	7.8	—	7.8
Depreciation	—	6.3	6.3	—	6.7	6.7
Interest expense	—	0.9	0.9	—	0.8	0.8
Total gross lease component costs	$14.1	$7.2	$21.3	$14.0	$7.5	$21.5
Variable lease costs			0.4			0.2
Short-term lease costs			2.0			5.9
Total gross lease costs			$23.7			$27.6
Less: Sublease income			0.5			0.6
Total net lease costs			$23.2			$27.0

(in millions)	Nine months ended September 30, 2021			Nine months ended September 30, 2020
Statement of Operations Classification	Operating Leases	Finance Leases	Total	Operating Leases	Finance Leases	Total
Cost of goods sold (exclusive of depreciation)	$17.2	$—	$17.2	$13.4	$—	$13.4
Outbound freight and handling	5.0	—	5.0	4.2	—	4.2
Warehousing, selling and administrative	21.4	—	21.4	24.1	—	24.1
Depreciation	—	19.7	19.7	—	18.8	18.8
Interest expense	—	2.8	2.8	—	2.5	2.5
Total gross lease component cost	$43.6	$22.5	$66.1	$41.7	$21.3	$63.0
Variable lease costs			1.3			0.6
Short-term lease costs			5.3			19.8
Total gross lease costs			$72.7			$83.4
Less: sublease income			1.6			1.8
Total net lease costs			$71.1			$81.6
Maturity of lease liabilities

(in millions)	Operating Leases	Finance Leases	Total
Remainder of 2021	$13.6	$7.6	$21.2
2022	44.8	27.7	72.5
2023	33.4	18.8	52.2
2024	23.6	15.4	39.0
2025	15.9	13.3	29.2
2026 and After	59.9	17.3	77.2
Total lease payments	$191.2	$100.1	$291.3
Less: Interest	24.9	7.4	32.3
Present value of lease liabilities	$166.3	$92.7	$259.0

Lease term and discount rate

	September 30, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	6.3	6.0
Finance leases	6.1	6.3
Weighted-average discount rate
Operating leases	4.19%	4.68%
Finance leases	3.58%	3.83%
Other information

	Nine months ended September 30,
(in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$42.1	$41.4
Operating cash flows from finance leases	2.7	2.5
Financing cash flows from finance leases	20.4	17.9

19. Segments
The Company’s operations are structured into four reportable segments that represent the geographic areas under which it operates and manages the business. Management monitors the operating results of its reportable segments separately for the purpose of making decisions about resource allocation and performance assessment. Management evaluates performance of its reportable segments on the basis of Adjusted EBITDA. Adjusted EBITDA is defined as consolidated net income, plus the sum of: depreciation; amortization; interest expense, net of interest income; income tax expense; impairment charges; (gain) loss on sale of business; loss on extinguishment of debt; other operating expenses, net (see “Note 6: Other operating expenses, net”); and other income (expense), net (see “Note 8: Other income (expense), net”). For 2020, Adjusted EBITDA also includes an adjustment to remove a Brazil VAT charge.
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

Financial information for the Company’s reportable segments is as follows:

	USA	EMEA	Canada	LATAM	Other/Eliminations (1)	Consolidated
(in millions)	Three months ended September 30, 2021
External customers	$1,616.8	$480.3	$223.3	$167.5	$—	$2,487.9
Inter-segment	28.9	0.9	0.6	0.7	(31.1)	—
Total net sales	$1,645.7	$481.2	$223.9	$168.2	$(31.1)	$2,487.9

Adjusted EBITDA	$140.2	$34.4	$24.0	$15.7	$(3.4)	$210.9

Long-lived assets (2)	$771.8	$186.9	$139.4	$35.0	$26.6	$1,159.7

	USA	EMEA	Canada	LATAM	Other/Eliminations (1)	Consolidated
(in millions)	Three months ended September 30, 2020
External customers	$1,254.4	$399.4	$234.9	$120.5	$—	$2,009.2
Inter-segment	14.6	0.6	0.5	—	(15.7)	—
Total net sales	$1,269.0	$400.0	$235.4	$120.5	$(15.7)	$2,009.2

Adjusted EBITDA	$110.3	$33.3	$16.6	$13.1	$(8.7)	$164.6

Long-lived assets (2)	$805.7	$184.7	$187.4	$30.2	$23.4	$1,231.4

	USA	EMEA	Canada	LATAM	Other/Eliminations (1)	Consolidated
(in millions)	Nine months ended September 30, 2021
External customers	$4,410.0	$1,490.2	$684.6	$452.6	$—	$7,037.4
Inter-segment	65.8	3.6	2.6	0.7	(72.7)	—
Total net sales	$4,475.8	$1,493.8	$687.2	$453.3	$(72.7)	$7,037.4

Adjusted EBITDA	$367.6	$132.8	$75.3	$44.6	$(29.7)	$590.6

Long-lived assets (2)	$771.8	$186.9	$139.4	$35.0	$26.6	$1,159.7

	USA	EMEA	Canada	LATAM	Other/Eliminations (1)	Consolidated
(in millions)	Nine months ended September 30, 2020
External customers	$3,781.3	$1,269.3	$852.2	$326.8	$—	$6,229.6
Inter-segment	63.3	2.3	2.0	—	(67.6)	—
Total net sales	$3,844.6	$1,271.6	$854.2	$326.8	$(67.6)	$6,229.6

Adjusted EBITDA	$302.1	$113.3	$69.1	$32.4	$(27.5)	$489.4

Long-lived assets (2)	$805.7	$184.7	$187.4	$30.2	$23.4	$1,231.4

(1)Other/Eliminations represents the elimination of intersegment transactions, as well as, unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.
(2)Long-lived assets consist of property, plant and equipment, net and operating lease assets.

The following is a reconciliation of net income to Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Net income	$84.4	$28.9	$303.8	$86.6
Depreciation	36.7	41.6	117.8	123.7
Amortization	12.4	14.7	38.7	45.3
Interest expense, net	22.2	27.7	74.5	85.7
Income tax expense	37.7	2.7	82.3	14.0
Other operating expenses, net (1)	17.7	20.3	91.8	75.5
Other (income) expense, net (1)	(1.2)	(1.3)	(35.4)	1.0
Impairment charges	0.9	20.7	3.0	37.6
(Gain) loss on sale of business	—	9.3	(88.2)	17.9
Loss on extinguishment of debt	0.1	—	2.3	1.8
Brazil VAT charge	—	—	—	0.3
Adjusted EBITDA	$210.9	$164.6	$590.6	$489.4

(1)For the three and nine months ended September 30, 2020, the fair value adjustment for warrants was reclassified to other (income) expense, net, from other operating expenses, net, to conform to the current year presentation. Refer to “Note 2: Significant accounting policies” for more information.

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
Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flow. The MD&A should be read in conjunction with both the unaudited consolidated financial information and related notes included in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Overview
Univar Solutions is a leading global chemical and ingredient distributor and provider of value-added services to customers across a wide range of industries. We purchase chemicals and ingredients from thousands of producers worldwide and warehouse, repackage, blend, dilute, transport and sell them to more than 100,000 customer locations across approximately 125 countries.
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
Recent Developments and Items Impacting Comparability
On September 1, 2020, we sold our industrial spill and emergency response businesses and, on November 30, 2020, we sold our Canadian Agriculture services business. The sale of these businesses did not meet the criteria to be classified as discontinued operations in our condensed consolidated financial statements.
On December 18, 2020, we acquired a business of Techi Chem, a leading distributor of specialty silicone solutions used primarily for the CASE market within the China marketplace.
At the beginning of the fourth quarter of 2020, we decided to wind down our Canadian Agriculture wholesale distribution business, which was operationally completed by December 31, 2020 when all the inventory had been sold.
On April 1, 2021, we sold our Distrupol business within the EMEA segment. The sale of this business did not meet the criteria to be classified as discontinued operations in our condensed consolidated financial statements.
Market Conditions
The current business environment in the markets in which we operate consists of unusual dynamics. The combination of the severe storms in the US Gulf region in 2021, supplier shut-downs, port congestion and acute pandemic recovery demand, has resulted in sustained supply chain constraints, product shortages and chemical price inflation that is atypical in magnitude and duration. Product shortages have generally led to fluctuations in chemical prices globally, with corresponding impacts to sales and interim profits. These market factors have also impacted the transportation market and, coupled with rising fuel prices, driver shortages and inflation overall, have resulted in higher operating costs. Investments in working capital to bridge supply disruption and account for higher chemical prices may impact our ability to achieve forecasted cash flows in the short-term. We believe our value as a distributor is heightened in challenging times such as these when we work to orderly meet demand requirements through our extensive network and supply partnerships.
We continue to monitor the impact of the COVID-19 pandemic on our global business. The continuing and future effect of the pandemic will depend on infection rates, the emergence of new virus variants, effectiveness of vaccination programs, regulatory changes and the scope of government restrictions. In 2020, we activated a global, cross-functional response team, which continues to closely monitor the situation and has led to the implementation of additional safety measures to help ensure the well-being of Univar Solutions’ employees, customers and suppliers, minimize disruptions and provide for the safe and reliable supply of Univar Solutions’ chemicals and ingredients. We continue to take steps to promote employee safety in our distribution centers and other worksites and strongly encourage employee vaccination where available. For office-based employees, we have rolled-out plans for hybrid working arrangements that are designed to strike an appropriate balance between our need to have certain personnel working from a company office and employees’ desires to have the flexibility to work from a remote location.

We stay connected with our customers to understand demand and supply impacts on their operations, including temporary changes in demand due to weather events, pandemic emergence and supply constraints. To capture and report on these trends, we organized our product portfolio offering into the following end markets: Industrial Solutions, Consumer Solutions, General Industrial, Services and Other Markets and Refining & Chemical Processing. The primary impacts of the pandemic and the current economic events on our end markets are as follows (percentages represent 2020 Consolidated Net Sales by End Market):
Industrial Solutions (30%) – Accelerating growth with strong performance in lubricants, metalworking and household and industrial markets due to increased industrial demand and our strategic supply position. Despite challenges in the automotive sector due to the global microchip shortages, we found new opportunities to grow our CASE business and deliver new solutions for our suppliers and customers.
Consumer Solutions (20%) – Strong growth in skin and hair care markets within the beauty and personal care industries with robust demand and leveraged supplier partnerships. Strong growth in food ingredients demand helped by the ongoing reopening of the economy.
General Industrial (30%) – Strong demand across the various markets, with ongoing strength in chemical manufacturing and the electronics industry. We are seeing increasing demand in mining chemistries, from mist suppressants to extraction chemistries, as a result of global efforts to shift away from fossil fuels.
Services and Other Markets (12%) – Stable demand despite automotive supply chain disruptions. Waste services has been challenged due to capacity constraints within the industry; however, we are leveraging our network capabilities to continue to provide full-life cycle product management in the market.
Refining & Chemical Processing (8%) – Growth in energy and oil field chemistries as oil rig counts have steadily improved and Brent and West Texas indices reached levels not seen since 2014.

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
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

	Three months ended September 30,		Favorable (unfavorable)	% Change
(in millions)	2021	2020
Net sales	$2,487.9	$2,009.2	$478.7	23.8%
Cost of goods sold (exclusive of depreciation)	1,871.5	1,513.2	(358.3)	23.7%
Operating expenses:
Outbound freight and handling	$105.8	$85.9	$(19.9)	23.2%
Warehousing, selling and administrative	299.7	245.5	(54.2)	22.1%
Other operating expenses, net (1)	17.7	20.3	2.6	(12.8)%
Depreciation	36.7	41.6	4.9	(11.8)%
Amortization	12.4	14.7	2.3	(15.6)%
Impairment charges	0.9	20.7	19.8	(95.7)%
Total operating expenses	$473.2	$428.7	$(44.5)	10.4%
Operating income	$143.2	$67.3	$75.9	112.8%
Other expense:
Interest income	$1.5	$0.5	$1.0	200.0%
Interest expense	(23.7)	(28.2)	4.5	(16.0)%
Loss on sale of business	—	(9.3)	9.3	(100.0)%
Loss on extinguishment of debt	(0.1)	—	(0.1)	100.0%
Other income (expense), net (1)	1.2	1.3	(0.1)	(7.7)%
Total other expense	$(21.1)	$(35.7)	$14.6	(40.9)%
Income before income taxes	$122.1	$31.6	$90.5	286.4%
Income tax expense	37.7	2.7	(35.0)	1,296.3%
Net income	$84.4	$28.9	$55.5	192.0%

(1)For the three months ended September 30, 2020, the fair value adjustment for warrants was reclassified to other income (expense), net, from other operating expenses, net, to conform to the current year presentation. Refer to “Note 2: Significant accounting policies” in Item 1 of this Quarterly Report on Form 10-Q for more information.
Net sales
Net sales increased $478.7 million, or 23.8%, for the three months ended September 30, 2021. On a constant currency basis, net sales increased $459.1 million, or 22.8%. Net sales increased due to chemical price inflation and higher industrial demand, partially offset by the Canadian Agriculture wholesale distribution exit and the Distrupol and Canadian Agriculture services divestitures. Refer to the “Analysis of Segment Results” for the three months ended September 30, 2021 for additional information.
Gross profit (exclusive of depreciation)
Gross profit (exclusive of depreciation) increased $120.4 million, or 24.3%, to $616.4 million for the three months ended September 30, 2021. On a constant currency basis, gross profit (exclusive of depreciation) increased $116.0 million or 23.4%. The increase in gross profit (exclusive of depreciation) was attributable to chemical price inflation and higher industrial demand, partially offset by unfavorable changes in pricing from certain essential end markets and the effects of the Distrupol and Canadian Agricultural services divestitures as compared to the prior year. Refer to the “Analysis of Segment Results” for the three months ended September 30, 2021 for additional information.
Outbound freight and handling
Outbound freight and handling expenses increased $19.9 million, or 23.2%, for the three months ended September 30, 2021, primarily due to higher costs to deliver and higher sales volumes. On a constant currency basis, outbound freight and handling expenses increased $19.1 million, or 22.2%. Refer to the “Analysis of Segment Results” for the three months ended September 30, 2021 for additional information.

Warehousing, selling and administrative
Warehousing, selling and administrative expenses increased $54.2 million, or 22.1%, for the three months ended September 30, 2021. On a constant currency basis, warehousing, selling and administrative expenses increased $52.1 million, or 21.2%, attributable to higher variable compensation, operating and environmental remediation costs, partially offset by Nexeo net synergies. Refer to the “Analysis of Segment Results” for the three months ended September 30, 2021 for additional information.
Other operating expenses, net
Other operating expenses, net decreased $2.6 million for the three months ended September 30, 2021. Refer to “Note 6: Other operating expenses, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Depreciation and amortization
Depreciation expense decreased $4.9 million, or 11.8%, for the three months ended September 30, 2021, primarily due to certain assets reaching the end of their useful lives.
Amortization expense decreased $2.3 million, or 15.6%, for the three months ended September 30, 2021, primarily due to certain intangibles reaching the end of their useful lives.
Impairment charges
Impairment charges of $0.9 million were recorded in the three months ended September 30, 2021 related to property, plant and equipment in connection with the announced closure of certain operating facilities within the USA and Canada segments. Impairment charges of $20.7 million were recorded in the three months ended September 30, 2020 related to property, plant and equipment in connection with our decision to cease further investment in, and seek to restructure or exit a contract related to, certain technology assets within the Other segment and the announced closure of certain production facilities. Refer to “Note 14: Supplemental balance sheet information” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Interest expense
Interest expense decreased $4.5 million, or 16.0%, for the three months ended September 30, 2021 due to lower average outstanding borrowings as well as lower interest rates. Refer to “Note 13: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Loss on sale of business
A loss of $9.3 million was recorded in the three months ended September 30, 2020 related to the sale of the industrial spill and emergency response businesses, which was completed on September 1, 2020. Refer to “Note 4: Dispositions” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Income tax expense
Income tax expense was $37.7 million for the three months ended September 30, 2021, resulting in an effective income tax rate of 30.9%. A discrete tax expense of $0.6 million was included in the $37.7 million tax expense. Our estimated annual effective income tax rate without discrete items was 30.5%, higher than the US federal statutory rate of 21.0%, primarily due to higher rates on foreign earnings, US tax on foreign earnings, US state income taxes and non-deductible employee costs.
Income tax expense was $2.7 million for the three months ended September 30, 2020, resulting in an effective income tax rate of 8.5%. A discrete tax benefit of $13.9 million, was included in the $2.7 million tax expense, primarily attributable to the 2019 return to provision adjustments and impairment of unrealizable assets, offset by a reserve for uncertain tax positions. Our estimated annual effective income tax rate without discrete items was 26.8%, higher than the US federal statutory rate of 21.0%. This is primarily due to the impact of the higher tax rates in foreign jurisdictions, non-deductible expenses and US state income taxes.
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
We believe certain other financial measures that are not calculated in accordance with US GAAP provide relevant and meaningful information concerning the ongoing operating results of the Company. These financial measures include gross profit (exclusive of depreciation), gross margin and Adjusted EBITDA margin. Such non-GAAP financial measures are referred to from time to time in this report, but should not be viewed as a substitute for GAAP measures of performance and should be considered along with the comparable US GAAP measures. See “Note 19: Segments” to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q and “Analysis of Segment Results” within this Item for additional information.
Analysis of Segment Results
USA

	Three months ended September 30,		Favorable (unfavorable)	% Change
(in millions)	2021	2020
Net sales:
External customers	$1,616.8	$1,254.4	$362.4	28.9%
Inter-segment	28.9	14.6	14.3	97.9%
Total net sales	$1,645.7	$1,269.0	$376.7	29.7%
Cost of goods sold (exclusive of depreciation)	1,234.8	946.8	(288.0)	30.4%
Outbound freight and handling	77.7	60.1	(17.6)	29.3%
Warehousing, selling and administrative	193.0	151.8	(41.2)	27.1%
Adjusted EBITDA	$140.2	$110.3	$29.9	27.1%

	Three months ended September 30,		Favorable (unfavorable)	% Change
(in millions)	2021	2020
Gross profit (exclusive of depreciation):
Net sales	$1,645.7	$1,269.0	$376.7	29.7%
Cost of goods sold (exclusive of depreciation)	1,234.8	946.8	(288.0)	30.4%
Gross profit (exclusive of depreciation)	$410.9	$322.2	$88.7	27.5%
External sales in the USA segment increased $362.4 million, or 28.9%, for the three months ended September 30, 2021. The increase in external net sales was primarily due to chemical price inflation and higher industrial end market demand.
Gross profit (exclusive of depreciation) increased $88.7 million, or 27.5%, for the three months ended September 30, 2021, primarily attributable to chemical price inflation and higher demand in industrial end markets. Gross margin decreased from 25.7% for the three months ended September 30, 2020 to 25.4% for the three months ended September 30, 2021, primarily related to higher cost inflation that led to gross margin compression.
Outbound freight and handling expenses increased $17.6 million, or 29.3%, for the three months ended September 30, 2021, primarily due to higher sales volumes and higher costs to deliver.
Warehousing, selling and administrative expenses increased $41.2 million, or 27.1%, for the three months ended September 30, 2021, primarily due to higher variable compensation, operating and environmental remediation costs, partially offset by Nexeo net synergies. As a percentage of external sales, warehousing, selling and administrative expenses decreased from 12.1% for the three months ended September 30, 2020 to 11.9% for the three months ended September 30, 2021.
Adjusted EBITDA increased by $29.9 million, or 27.1%, for the three months ended September 30, 2021, primarily due to chemical price inflation and higher industrial end market demand, partially offset by increased warehousing, selling and administrative expenses. Adjusted EBITDA margin decreased from 8.8% in the three months ended September 30, 2020 to 8.7% for the three months ended September 30, 2021.

EMEA

	Three months ended September 30,		Favorable (unfavorable)	% Change
(in millions)	2021	2020
Net sales:
External customers	$480.3	$399.4	$80.9	20.3%
Inter-segment	0.9	0.6	0.3	50.0%
Total net sales	$481.2	$400.0	$81.2	20.3%
Cost of goods sold (exclusive of depreciation)	368.1	301.6	(66.5)	22.0%
Outbound freight and handling	16.3	13.9	(2.4)	17.3%
Warehousing, selling and administrative	62.4	51.2	(11.2)	21.9%
Adjusted EBITDA	$34.4	$33.3	$1.1	3.3%

	Three months ended September 30,		Favorable (unfavorable)	% Change
(in millions)	2021	2020
Gross profit (exclusive of depreciation):
Net sales	$481.2	$400.0	$81.2	20.3%
Cost of goods sold (exclusive of depreciation)	368.1	301.6	(66.5)	22.0%
Gross profit (exclusive of depreciation)	$113.1	$98.4	$14.7	14.9%
External sales in the EMEA segment increased $80.9 million, or 20.3%, for the three months ended September 30, 2021. On a constant currency basis, external net sales increased $81.7 million, or 20.5%, primarily due to chemical price inflation and higher industrial end market demand, partially offset by the Distrupol divestiture.
Gross profit (exclusive of depreciation) increased $14.7 million, or 14.9%, for the three months ended September 30, 2021. On a constant currency basis, gross profit (exclusive of depreciation) increased $14.8 million, or 15.0%, primarily due chemical price inflation. Gross margin decreased from 24.6% for the three months ended September 30, 2020 to 23.5% for the three months ended September 30, 2021, primarily driven by higher cost inflation that led to gross margin compression.
Outbound freight and handling expenses increased $2.4 million, or 17.3%, for the three months ended September 30, 2021, primarily due to higher sales volumes and higher costs to deliver.
Warehousing, selling and administrative expenses increased $11.2 million, or 21.9%, for the three months ended September 30, 2021. On a constant currency basis, warehousing, selling and administrative expenses increased $11.3 million, or 22.1%, primarily due to higher variable compensation, severance and other operating costs. As a percentage of external sales, warehousing, selling and administrative expenses increased from 12.8% for the three months ended September 30, 2020 to 13.0% for the three months ended September 30, 2021.
Adjusted EBITDA increased by $1.1 million, or 3.3%, for the three months ended September 30, 2021. On a constant currency basis, Adjusted EBITDA increased $1.3 million, or 3.9%, primarily attributable to chemical price inflation and higher industrial and consumer solutions end market demand, partially offset by the Distrupol divestiture and higher warehousing, selling and administrative expenses. Adjusted EBITDA margin decreased from 8.3% for the three months ended September 30, 2020 to 7.2% for the three months ended September 30, 2021, primarily as a result of lower gross margin and higher warehousing, selling and administrative expenses.

Canada

	Three months ended September 30,		Favorable (unfavorable)	% Change
(in millions)	2021	2020
Net sales:
External customers	$223.3	$234.9	$(11.6)	(4.9)%
Inter-segment	0.6	0.5	0.1	20.0%
Total net sales	$223.9	$235.4	$(11.5)	(4.9)%
Cost of goods sold (exclusive of depreciation)	167.1	188.0	20.9	(11.1)%
Outbound freight and handling	8.7	9.5	0.8	(8.4)%
Warehousing, selling and administrative	24.1	21.3	(2.8)	13.1%
Adjusted EBITDA	$24.0	$16.6	$7.4	44.6%

	Three months ended September 30,		Favorable (unfavorable)	% Change
(in millions)	2021	2020
Gross profit (exclusive of depreciation):
Net sales	$223.9	$235.4	$(11.5)	(4.9)%
Cost of goods sold (exclusive of depreciation)	167.1	188.0	20.9	(11.1)%
Gross profit (exclusive of depreciation)	$56.8	$47.4	$9.4	19.8%
External sales in the Canada segment decreased $11.6 million, or 4.9%, for the three months ended September 30, 2021. On a constant currency basis, external net sales decreased $23.7 million, or 10.1%, primarily due to the effects of the Canadian Agriculture wholesale distribution exit and the Canadian Agriculture services divestiture.
Gross profit (exclusive of depreciation) increased $9.4 million, or 19.8%, for the three months ended September 30, 2021. On a constant currency basis, gross profit (exclusive of depreciation) increased $6.2 million, or 13.1%, primarily due to chemical price inflation. Gross margin increased from 20.2% for the three months ended September 30, 2020 to 25.4% for the three months ended September 30, 2021, primarily driven by the effects of the Canadian Agriculture wholesale distribution exit, partially offset by higher cost inflation.
Outbound freight and handling expenses decreased $0.8 million, or 8.4%, for the three months ended September 30, 2021. On a constant currency basis, outbound freight and handling expenses decreased $1.3 million, or 13.7%.
Warehousing, selling and administrative expenses increased by $2.8 million, or 13.1%, for the three months ended September 30, 2021. On a constant currency basis, warehousing, selling and administrative expenses increased $1.5 million, or 7.0%, primarily due to higher environmental remediation costs. As a percentage of external sales, warehousing, selling and administrative expenses increased from 9.1% for the three months ended September 30, 2020 to 10.8% for the three months ended September 30, 2021.
Adjusted EBITDA increased by $7.4 million, or 44.6%, for the three months ended September 30, 2021. On a constant currency basis, Adjusted EBITDA increased $6.0 million, or 36.1%, primarily due to chemical price inflation and the effects of the Canadian Agriculture wholesale distribution exit and the Canadian Agriculture services divestiture. Adjusted EBITDA margin increased from 7.1% for the three months ended September 30, 2020 to 10.7% for the three months ended September 30, 2021, primarily due to higher gross margin.

LATAM

	Three months ended September 30,		Favorable (unfavorable)	% Change
(in millions)	2021	2020
Net sales:
External customers	$167.5	$120.5	$47.0	39.0%
Inter-segment	0.7	—	(0.7)	N/M
Total net sales	$168.2	$120.5	$47.7	39.6%
Cost of goods sold (exclusive of depreciation)	132.6	92.5	(40.1)	43.4%
Outbound freight and handling	3.1	2.4	(0.7)	29.2%
Warehousing, selling and administrative	16.8	12.5	(4.3)	34.4%
Adjusted EBITDA	$15.7	$13.1	$2.6	19.8%

	Three months ended September 30,		Favorable (unfavorable)	% Change
(in millions)	2021	2020
Gross profit (exclusive of depreciation):
Net sales	$168.2	$120.5	$47.7	39.6%
Cost of goods sold (exclusive of depreciation)	132.6	92.5	(40.1)	43.4%
Gross profit (exclusive of depreciation)	$35.6	$28.0	$7.6	27.1%
External sales in the LATAM segment increased $47.0 million, or 39.0%, for the three months ended September 30, 2021. On a constant currency basis, external net sales increased $38.6 million, or 32.0%, primarily due to chemical price inflation.
Gross profit (exclusive of depreciation) increased $7.6 million, or 27.1%, for the three months ended September 30, 2021. On a constant currency basis, gross profit (exclusive of depreciation) increased $6.1 million, or 21.8%, due to chemical price inflation. Gross margin decreased from 23.2% for the three months ended September 30, 2020 to 21.3% for the three months ended September 30, 2021, primarily driven by higher cost inflation leading to gross margin compression.
Outbound freight and handling expenses increased $0.7 million, or 29.2%, for the three months ended September 30, 2021.
Warehousing, selling and administrative expenses increased $4.3 million, or 34.4%, for the three months ended September 30, 2021. On a constant currency basis, warehousing, selling and administrative expenses increased $3.5 million, or 28.0%, primarily due to higher variable compensation costs. As a percentage of external sales, warehousing, selling and administrative expenses decreased from 10.4% for the three months ended September 30, 2020 to 10.0% for the three months ended September 30, 2021.
Adjusted EBITDA increased by $2.6 million, or 19.8%, for the three months ended September 30, 2021. On a constant currency basis, Adjusted EBITDA increased $2.0 million, or 15.3%, primarily due to chemical price inflation. Adjusted EBITDA margin decreased from 10.9% for the three months ended September 30, 2020 to 9.4% for the three months ended September 30, 2021, primarily as a result of lower gross margins.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

	Nine months ended September 30,		Favorable (unfavorable)	% Change
(in millions)	2021	2020
Net sales	$7,037.4	$6,229.6	$807.8	13.0%
Cost of goods sold (exclusive of depreciation)	5,276.1	4,711.9	(564.2)	12.0%
Operating expenses:
Outbound freight and handling	$295.0	$258.1	$(36.9)	14.3%
Warehousing, selling and administrative	875.7	770.5	(105.2)	13.7%
Other operating expenses, net (1)	91.8	75.5	(16.3)	21.6%
Depreciation	117.8	123.7	5.9	(4.8)%
Amortization	38.7	45.3	6.6	(14.6)%
Impairment charges	3.0	37.6	34.6	(92.0)%
Total operating expenses	$1,422.0	$1,310.7	$(111.3)	8.5%
Operating income	$339.3	$207.0	$132.3	63.9%
Other income (expense):
Interest income	$2.6	$1.7	$0.9	52.9%
Interest expense	(77.1)	(87.4)	10.3	(11.8)%
Gain (loss) on sale of business	88.2	(17.9)	106.1	N/M
Loss on extinguishment of debt	(2.3)	(1.8)	(0.5)	27.8%
Other income (expense), net (1)	35.4	(1.0)	36.4	N/M
Total other income (expense)	$46.8	$(106.4)	$153.2	N/M
Income before income taxes	$386.1	$100.6	$285.5	283.8%
Income tax expense	82.3	14.0	(68.3)	487.9%
Net income	$303.8	$86.6	$217.2	250.8%

(1)For the nine months ended September 30, 2020, the fair value adjustment for warrants was reclassified to other income (expense), net, from other operating expenses, net, to conform to the current year presentation. Refer to “Note 2: Significant accounting policies” in Item 1 of this Quarterly Report on Form 10-Q for more information.
Net sales
Net sales increased $807.8 million, or 13.0%, for the nine months ended September 30, 2021. On a constant currency basis, net sales increased $673.4 million, or 10.8%. Net sales increased due to chemical price inflation and higher industrial end market demand. The increase was partially offset by the Canadian Agriculture wholesale distribution exit and the Distrupol divestiture. Refer to the “Analysis of Segment Results” for the nine months ended September 30, 2021 for additional information.
Gross profit (exclusive of depreciation)
Gross profit (exclusive of depreciation) increased $243.6 million, or 16.1%, to $1,761.3 million for the nine months ended September 30, 2021. On a constant currency basis, gross profit (exclusive of depreciation) increased $210.3 million or 13.9%. The increase in gross profit (exclusive of depreciation) was attributable to chemical price inflation and higher industrial end market demand. The increase was partially offset by unfavorable changes in pricing from certain essential end markets as compared to the prior year, and the effect of the Canadian Agriculture services divestiture and the Canadian Agriculture wholesale distribution exit. Refer to the “Analysis of Segment Results” for the nine months ended September 30, 2021 for additional information.
Outbound freight and handling
Outbound freight and handling expenses increased $36.9 million, or 14.3%, for the nine months ended September 30, 2021, primarily due to higher sales volumes and higher costs to deliver. On a constant currency basis, outbound freight and handling expenses increased $31.6 million, or 12.2%. Refer to the “Analysis of Segment Results” for the nine months ended September 30, 2021 for additional information.
Warehousing, selling and administrative
Warehousing, selling and administrative expenses increased $105.2 million, or 13.7%, for the nine months ended September 30, 2021. On a constant currency basis, warehousing, selling and administrative expenses increased $90.3 million, or 11.7%, attributable to higher variable compensation, operating and environmental remediation costs, partially offset by Nexeo net synergies. Refer to the “Analysis of Segment Results” for the nine months ended September 30, 2021 for additional information.
Other operating expenses, net
Other operating expenses, net increased $16.3 million for the nine months ended September 30, 2021. The increase was primarily due to the withdrawal liability related to operating sites exiting the Central States multi-employer pension plan and higher stock-based compensation expense. The increase was partially offset by lower restructuring charges and other employee severance and facility closure costs. Refer to “Note 6: Other operating expenses, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Depreciation and amortization
Depreciation expense decreased $5.9 million, or 4.8%, for the nine months ended September 30, 2021, primarily due to certain assets reaching the end of their useful lives.
Amortization expense decreased $6.6 million, or 14.6%, for the nine months ended September 30, 2021, primarily due to certain intangibles reaching the end of their useful lives.
Impairment charges
Impairment charges of $3.0 million were recorded in the nine months ended September 30, 2021, related to property, plant and equipment in connection with the announced closure of certain operating facilities within the USA and Canada segments. Impairment charges of $37.6 million were recorded in the nine months ended September 30, 2020 related to property, plant and equipment in connection with the Company’s decision to cease further investment in, and seek to restructure or exit a contract related to, certain technology assets within the Other segment as well as intangibles and property, plant and equipment in connection with the sale of the industrial spill and emergency response businesses within the USA segment and the announced closure of certain production facilities. Refer to “Note 14: Supplemental balance sheet information” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Interest expense
Interest expense decreased $10.3 million, or 11.8%, for the nine months ended September 30, 2021 due to lower average outstanding borrowings as well as lower interest rates. Refer to “Note 13: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Gain (loss) on sale of business
A gain of $88.2 million was recorded in the nine months ended September 30, 2021, primarily related to the sale of the Distrupol business, which was completed on April 1, 2021, and the first quarter post-closing adjustments related to the sale of the Canadian Agriculture services business, which was completed on November 30, 2020. A loss of $17.9 million was recorded in the nine months ended September 30, 2020, primarily related to the sale of the industrial spill and emergency response businesses, which was completed on September 1, 2020, and the working capital adjustment on the sale of the Environmental Sciences business, which was completed on December 31, 2019. Refer to “Note 4: Dispositions” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Loss on extinguishment of debt
Loss on extinguishment of debt of $2.3 million during the nine months ended September 30, 2021 was driven by the June 2021 debt refinancing and repayment activity and partial prepayment of the Canadian ABL Term Loan. Loss on extinguishment of debt of $1.8 million during the nine months ended September 30, 2020 was driven by the partial repayment of the Term B-3 Loan due 2024. Refer to “Note 13: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other income (expense), net
Other income (expense), net changed $36.4 million, from expense of $1.0 million for the nine months ended September 30, 2020 to income of $35.4 million for the nine months ended September 30, 2021. The change was primarily related to the fair value adjustment on warrants, gains of undesignated swap contracts as well as the increase in non-operating pension income. The change was partially offset by higher debt refinancing costs in connection with the June 2021 debt refinancing and repayment activity and losses on undesignated foreign currency derivative instruments. Refer to “Note 8: Other income (expense), net” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Income tax expense
Income tax expense was $82.3 million for the nine months ended September 30, 2021, resulting in an effective income tax rate of 21.3%. A discrete tax expense of $2.7 million was included in the $82.3 million tax expense. The Company’s estimated annual effective income tax rate without discrete items was 30.5%, higher than the US federal statutory rate of 21.0%, primarily due to higher rates on foreign earnings, US tax on foreign earnings, non-deductible employee costs and US state income taxes.
Income tax expense was $14.0 million for the nine months ended September 30, 2020, resulting in an effective income tax rate of 13.9%. A discrete tax benefit of $27.5 million, was included in the $14.0 million tax expense, primarily attributable to the 2019 return to provision adjustments, impairment of unrealizable assets and the benefit resulting from the Coronavirus Aid, Relief and Economic Security Act, offset by uncertain tax positions. The Company’s estimated annual effective income tax rate without discrete items was 29.9%, higher than the US federal statutory rate of 21.0%. This is primarily due to the impact of the higher tax rates in foreign jurisdictions, non-deductible expenses and US state income taxes.
Analysis of Segment Results
USA

	Nine months ended September 30,		Favorable (unfavorable)	% Change
(in millions)	2021	2020
Net sales:
External customers	$4,410.0	$3,781.3	$628.7	16.6%
Inter-segment	65.8	63.3	2.5	3.9%
Total net sales	$4,475.8	$3,844.6	$631.2	16.4%
Cost of goods sold (exclusive of depreciation)	3,357.3	2,888.4	(468.9)	16.2%
Outbound freight and handling	209.8	178.9	(30.9)	17.3%
Warehousing, selling and administrative	541.1	475.2	(65.9)	13.9%
Adjusted EBITDA	$367.6	$302.1	$65.5	21.7%

	Nine months ended September 30,		Favorable (unfavorable)	% Change
(in millions)	2021	2020
Gross profit (exclusive of depreciation):
Net sales	$4,475.8	$3,844.6	$631.2	16.4%
Cost of goods sold (exclusive of depreciation)	3,357.3	2,888.4	(468.9)	16.2%
Gross profit (exclusive of depreciation)	$1,118.5	$956.2	$162.3	17.0%
External sales in the USA segment were increased $628.7 million, or 16.6%, for the nine months ended September 30, 2021. The increase in external net sales was primarily related to chemical price inflation and higher industrial end market demand.
Gross profit (exclusive of depreciation) increased $162.3 million, or 17.0%, for the nine months ended September 30, 2021, primarily due to chemical price inflation and higher industrial end market demand. Gross margin increased from 25.3% for the nine months ended September 30, 2020 to 25.4% for the nine months ended September 30, 2021.
Outbound freight and handling expenses increased $30.9 million, or 17.3%, for the nine months ended September 30, 2021, primarily due to higher costs to deliver and increased sales volumes.
Warehousing, selling and administrative expenses increased $65.9 million, or 13.9%, for the nine months ended September 30, 2021, primarily due to higher variable compensation costs, partially offset by Nexeo net synergies. As a percentage of external sales, warehousing, selling and administrative expenses decreased from 12.6% for the nine months ended September 30, 2020 to 12.3% for the nine months ended September 30, 2021.
Adjusted EBITDA increased by $65.5 million, or 21.7%, for the nine months ended September 30, 2021, primarily as a result of chemical price inflation and higher industrial end market demand, partially offset by higher warehousing, selling and administrative expenses. Adjusted EBITDA margin increased from 8.0% in the nine months ended September 30, 2020 to 8.3% for the nine months ended September 30, 2021, primarily as a result of higher gross margin and increased leverage on warehousing, selling and administrative expenses.

EMEA

	Nine months ended September 30,		Favorable (unfavorable)	% Change
(in millions)	2021	2020
Net sales:
External customers	$1,490.2	$1,269.3	$220.9	17.4%
Inter-segment	3.6	2.3	1.3	56.5%
Total net sales	$1,493.8	$1,271.6	$222.2	17.5%
Cost of goods sold (exclusive of depreciation)	1,124.4	950.6	(173.8)	18.3%
Outbound freight and handling	48.3	42.8	(5.5)	12.9%
Warehousing, selling and administrative	188.3	164.9	(23.4)	14.2%
Adjusted EBITDA	$132.8	$113.3	$19.5	17.2%

	Nine months ended September 30,		Favorable (unfavorable)	% Change
(in millions)	2021	2020
Gross profit (exclusive of depreciation):
Net sales	$1,493.8	$1,271.6	$222.2	17.5%
Cost of goods sold (exclusive of depreciation)	1,124.4	950.6	(173.8)	18.3%
Gross profit (exclusive of depreciation)	$369.4	$321.0	$48.4	15.1%
External sales in the EMEA segment increased $220.9 million, or 17.4%, for the nine months ended September 30, 2021. On a constant currency basis, external net sales increased $151.2 million, or 11.9%, primarily due to chemical price inflation and higher industrial end market demand, partially offset by the Distrupol divestiture.
Gross profit (exclusive of depreciation) increased $48.4 million, or 15.1%, for the nine months ended September 30, 2021. On a constant currency basis, gross profit (exclusive of depreciation) increased $29.7 million, or 9.3%, primarily due to chemical price inflation. Gross margin decreased from 25.3% for the nine months ended September 30, 2020 to 24.8% for the nine months ended September 30, 2021, primarily driven by unfavorable changes in pricing from certain essential end markets as compared to the prior year and higher cost inflation that led to gross margin compression.
Outbound freight and handling expenses increased $5.5 million, or 12.9%, for the nine months ended September 30, 2021. On a constant currency basis, outbound freight and handling expenses increased $2.7 million, or 6.3%.
Warehousing, selling and administrative expenses increased $23.4 million, or 14.2%, for the nine months ended September 30, 2021. On a constant currency basis, warehousing, selling and administrative expenses increased $14.5 million, or 8.8%, primarily due to higher variable compensation, severance and other operating costs. As a percentage of external sales, warehousing, selling and administrative expenses decreased from 13.0% for the nine months ended September 30, 2020 to 12.6% for the nine months ended September 30, 2021.
Adjusted EBITDA increased by $19.5 million, or 17.2%, for the nine months ended September 30, 2021. On a constant currency basis, Adjusted EBITDA increased $12.5 million, or 11.0%, attributable to chemical price inflation and higher industrial end market demand, partially offset by the Distrupol divestiture and market pressures in essential end markets and pharmaceutical finished goods product line. Adjusted EBITDA margin was consistent at 8.9% for both of the nine month periods ended September 30, 2021 and 2020.

Canada

	Nine months ended September 30,		Favorable (unfavorable)	% Change
(in millions)	2021	2020
Net sales:
External customers	$684.6	$852.2	$(167.6)	(19.7)%
Inter-segment	2.6	2.0	0.6	30.0%
Total net sales	$687.2	$854.2	$(167.0)	(19.6)%
Cost of goods sold (exclusive of depreciation)	515.2	689.6	174.4	(25.3)%
Outbound freight and handling	27.8	29.4	1.6	(5.4)%
Warehousing, selling and administrative	68.9	66.1	(2.8)	4.2%
Adjusted EBITDA	$75.3	$69.1	$6.2	9.0%

	Nine months ended September 30,		Favorable (unfavorable)	% Change
(in millions)	2021	2020
Gross profit (exclusive of depreciation):
Net sales	$687.2	$854.2	$(167.0)	(19.6)%
Cost of goods sold (exclusive of depreciation)	515.2	689.6	174.4	(25.3)%
Gross profit (exclusive of depreciation)	$172.0	$164.6	$7.4	4.5%
External sales in the Canada segment decreased $167.6 million, or 19.7%, for the nine months ended September 30, 2021. On a constant currency basis, external net sales decreased $219.4 million, or 25.7%, primarily due to the effects of the Canadian Agriculture wholesale distribution exit and the Canadian Agriculture services divestiture.
Gross profit (exclusive of depreciation) increased $7.4 million, or 4.5%, for the nine months ended September 30, 2021. On a constant currency basis, gross profit (exclusive of depreciation) decreased $5.6 million, or 3.4%, primarily due to the Canadian Agriculture services divestiture. Gross margin increased from 19.3% for the nine months ended September 30, 2020 to 25.1% for the nine months ended September 30, 2021, primarily driven by the effects of the Canadian Agriculture wholesale distribution exit and favorable changes in product mix.
Outbound freight and handling expenses decreased $1.6 million, or 5.4%, for the nine months ended September 30, 2021, primarily due to lower sales volumes.
Warehousing, selling and administrative expenses decreased $2.8 million, or 4.2%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. On a constant currency basis, warehousing, selling and administrative expenses decreased $2.3 million, or 3.5%, primarily due to the effects of the Canadian Agriculture wholesale distribution exit and the Canadian Agriculture services divestiture, partially offset by higher other operating costs. As a percentage of external sales, warehousing, selling and administrative expenses increased from 7.8% for the nine months ended September 30, 2020 to 10.1% for the nine months ended September 30, 2021.
Adjusted EBITDA increased by $6.2 million, or 9.0%, for the nine months ended September 30, 2021. On a constant currency basis, Adjusted EBITDA increased $0.4 million, or 0.6%. Adjusted EBITDA margin increased from 8.1% for the nine months ended September 30, 2020 to 11.0% for the nine months ended September 30, 2021, primarily due to higher gross margin.

LATAM

	Nine months ended September 30,		Favorable (unfavorable)	% Change
(in millions)	2021	2020
Net sales:
External customers	$452.6	$326.8	$125.8	38.5%
Inter-segment	0.7	—	0.7	N/M
Total net sales(1)	$453.3	$326.8	$126.5	38.7%
Cost of goods sold (exclusive of depreciation)	351.9	250.9	(101.0)	40.3%
Outbound freight and handling	9.1	7.0	(2.1)	30.0%
Warehousing, selling and administrative	47.7	36.8	(10.9)	29.6%
Brazil VAT charge (1)	—	0.3	(0.3)	(100.0)%
Adjusted EBITDA (1)	$44.6	$32.4	$12.2	37.7%

	Nine months ended September 30,		Favorable (unfavorable)	% Change
(in millions)	2021	2020
Gross profit (exclusive of depreciation):
Net sales	$453.3	$326.8	$126.5	38.7%
Cost of goods sold (exclusive of depreciation)	351.9	250.9	(101.0)	40.3%
Gross profit (exclusive of depreciation) (1)	$101.4	$75.9	$25.5	33.6%
Brazil VAT charge (1)	—	0.4	(0.4)	(100.0)%
Adjusted gross profit (exclusive of depreciation)	$101.4	$76.3	$25.1	32.9%

(1)Included in net sales and gross profit (exclusive of depreciation) is a $0.4 million Brazil VAT charge completing a net claim recovery recorded during the nine months ended September 30, 2020. The charge of $0.3 million, net of associated fees, is excluded from Adjusted EBITDA.
External sales in the LATAM segment increased $125.8 million, or 38.5%, for the nine months ended September 30, 2021. On a constant currency basis, external net sales increased $112.8 million, or 34.5%, primarily due to chemical price inflation and higher industrial end market demand.
Gross profit (exclusive of depreciation) increased $25.5 million, or 33.6%, for the nine months ended September 30, 2021. On a constant currency basis, gross profit (exclusive of depreciation) increased $23.9 million, or 31.5%, due to favorable changes in product mix from industrial solutions. Gross margin decreased from 23.2% for the nine months ended September 30, 2020 to 22.4% for the nine months ended September 30, 2021, primarily driven by unfavorable changes in pricing from certain essential end markets as compared to the prior year.
Outbound freight and handling expenses increased $2.1 million, or 30.0%, for the nine months ended September 30, 2021, primarily due to higher sales volumes.
Warehousing, selling and administrative expenses increased $10.9 million, or 29.6%, for the nine months ended September 30, 2021. On a constant currency basis, warehousing, selling and administrative expenses increased $10.1 million, or 27.4%, primarily due to higher variable compensation costs. As a percentage of external sales, warehousing, selling and administrative expenses decreased from 11.3% for the nine months ended September 30, 2020 to 10.5% for the nine months ended September 30, 2021.
Adjusted EBITDA increased by $12.2 million, or 37.7%, for the nine months ended September 30, 2021. On a constant currency basis, Adjusted EBITDA increased $11.8 million, or 36.4%, primarily due to higher demand for our products in industrial solutions and chemical price inflation. Adjusted EBITDA margin was consistent at 9.9% for both of the nine month periods ended September 30, 2021 and 2020.
Liquidity and Capital Resources
The Company’s primary sources of liquidity are cash generated from its operations and borrowings under its committed North American and European credit facilities (“credit facilities”). As of September 30, 2021, liquidity for the Company was $996.7 million, comprised of $220.8 million of cash and cash equivalents and $775.9 million of available borrowings under our credit facilities. These credit facilities are guaranteed by certain significant subsidiaries and secured by such parties’ eligible trade receivables and inventory with the maximum borrowing capacity under these credit facilities of $1.5 billion and €200 million. Significant reductions in the Company’s trade receivables and inventory would reduce our availability to access liquidity under these credit facilities. The Company has no active financial maintenance covenants in its credit agreements, however, there is a springing fixed charge coverage ratio (“FCCR”) under the revolving credit facilities of 1.0x, applicable only if availability is less than or equal to 10% of the borrowing capacity. If the FCCR was applicable, the calculation would have been 5.8x as of September 30, 2021.
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
Access to debt capital markets has historically provided the Company with sources of liquidity, beyond normal operating cash flows. We do not anticipate having difficulty in obtaining financing from those markets in the future with our history of favorable results in the debt capital markets and strong relationships with global financial institutions. However, our ability to continue to access the debt capital markets with favorable interest rates and other terms will depend, to a significant degree, on maintaining our current ratings assigned by the credit rating agencies.
We expect our 2021 capital expenditures for maintenance, safety and cost improvements and investments in our digital capabilities to be approximately $110 million to $120 million.
On February 26, 2021, using the proceeds from the sale of the Canadian Agriculture services business and existing cash, the Company prepaid $47.1 million of debt outstanding under the Canadian ABL Term Loan. On August 5, 2021, using available cash on hand, the Company prepaid $48.0 million under the Canadian ABL Term Loan. On October 7, 2021, the Company prepaid the remaining debt outstanding under the Canadian ABL Term Loan, which resulted in the full extinguishment of the loan. Refer to “Note 13: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
On June 3, 2021, the Company entered into the Sixth Amendment to its Credit Agreement, dated July 1, 2015, which provided a new Term B-6 Loan facility in an aggregate principal amount of $1.0 billion that matures on June 3, 2028. The proceeds from the new Term B-6 Loan facility and an incremental borrowing of $274.2 million under the Company's existing North American ABL facility were used to repay in full the outstanding Term B-3 Loan facility and satisfy related lending and refinancing fees. Refer to “Note 13: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
In September 2021, the Company entered into an agreement to acquire 100% of the equity interest of a Food, CASE and Pharma specialty chemicals company in Brazil. The Company anticipates this acquisition to close in late 2021 or early 2022, subject to regulatory approval, with approximately $30 million due upon closing and subsequent amounts to be paid in accordance with the agreement terms. The acquisition is not expected to have a significant impact on the consolidated financial statements of the Company.
In October 2021, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of up to $500 million of the Company's outstanding common stock ("shares”) over then next five years. The program does not require the repurchase of any minimum number of shares and may be suspended, modified or discontinued at any time at the Company's discretion. Under the share repurchase program, the Company may purchase shares from time to time at the discretion of management through open market purchases, privately negotiated transactions, block trades, accelerated or other structured share repurchase programs, or other means. The manner, timing, pricing and amount of any share repurchase transactions will be based upon a variety of factors, including market conditions, applicable legal requirements and alternative opportunities that the Company may have for the use or investment of capital.
We believe funds provided by our primary sources of liquidity will be adequate to meet our liquidity, debt repayment obligations and capital resource needs for at least the next 12 months under current operating conditions.

Cash Flows
The following table presents a summary of our cash flows:

	Nine months ended September 30,		Inflow (outflow)
(in millions)	2021	2020
Net cash provided by operating activities	$115.1	$81.6	$33.5
Net cash provided (used) by investing activities	79.0	(74.2)	153.2
Net cash used by financing activities	(347.4)	(58.9)	(288.5)
Effect of exchange rate changes on cash and cash equivalents	(12.5)	(5.1)	(7.4)
Net decrease in cash and cash equivalents	$(165.8)	$(56.6)	$(109.2)
Cash Provided by Operating Activities
Cash provided by operating activities increased $33.5 million for the nine months ended September 30, 2021. The increase is primarily due to higher net income compared to 2020 and the change in other, net, partially offset by trade working capital cash flows. The change in net income, exclusive of non-cash items, provided net cash inflows of $52.3 million from cash inflows of $374.0 million and $321.7 million for the nine months ended September 30, 2021 and 2020, respectively. Refer to “Results of Operations” above for additional information.
Cash used by trade working capital, which includes trade accounts receivable, net, inventories and trade accounts payable, increased $181.9 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The year-over-year increase in cash used by trade working capital is due to higher trade accounts receivable from improved sales and increased inventory purchases in the current year.
Cash provided by other, net increased $176.9 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The year-over-year increase in cash provided by other, net is primarily attributable to current year increases in accrued compensation, current year multi-employer pension plan withdrawal liabilities and timing differences in other assets and liabilities.
Cash Provided (Used) by Investing Activities
Cash provided (used) by investing activities increased $153.2 million for the nine months ended September 30, 2021. The increase is primarily due to proceeds of $136.7 million from the current year sale of the Distrupol business. Refer to “Note 4: Dispositions” in Item 1 of this Quarterly Report on Form 10-Q for additional information related to the Company's dispositions.
Cash Used by Financing Activities
Cash used by financing activities increased $288.5 million for the nine months ended September 30, 2021. The increase is primarily due to increased long-term debt repayments during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Refer to “Note 13: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information. The financing cash outflows were partially offset by the current year issuance of long-term debt and proceeds from the exercise of outstanding warrants and stock options.
Off-Balance Sheet Arrangements
There were no material changes in the Company’s off-balance sheet arrangements since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Contractual Obligations and Commitments
There were no material changes in the Company’s contractual obligations and commitments since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, other than as disclosed in “Note 9: Employee benefit plans” and “Note 13: Debt” to the interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as the "Liquidity and Capital Resources" included in Item 2 of this Quarterly Report on Form 10-Q.
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
The Quarterly Report on Form 10-Q, including the uncertainties and factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 should be read in full and with the understanding that actual future results may be materially different from expectations expressed or implied by any forward-looking statement. All forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise and changes in future operating results over time or otherwise.
Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.
Non-GAAP Financial Measures
We monitor the results of our reportable segments separately for the purposes of making decisions about resource allocation and performance assessment. We evaluate performance using Adjusted EBITDA. We define Adjusted EBITDA as consolidated net income, plus the sum of: depreciation; amortization; interest expense, net of interest income; income tax expense; impairment charges; (gain) loss on sale of business; loss on extinguishment of debt; other operating expenses, net (see “Note 6: Other operating expenses, net” in Item 1 of this Quarterly Report on Form 10-Q for additional information); and other income (expense), net (see “Note 8: Other income (expense), net” in Item 1 of this Quarterly Report on Form 10-Q for additional information), and in 2020, Brazil VAT charge. For a reconciliation of the non-GAAP financial measures to its most comparable GAAP measure, see “Analysis of Segment Results” within this Item and for a reconciliation of net income to Adjusted EBITDA, the most comparable measure calculated in accordance with GAAP, see “Note 19: Segments” to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.
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

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation as of September 30, 2021 of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer concluded the Company’s disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.         Defaults upon Senior Securities
None.
Item 4.         Mine Safety Disclosures
None.
Item 5.         Other Information
None.

Item 6.         Exhibits

Exhibit Number	Exhibit Description

10.1†	Letter Agreement between the Company and Nicholas Powell, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on September 17, 2021

10.2*†	Letter Agreement between the Company and Jennifer McIntyre

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________

†	Identifies each management compensation plan or arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univar Solutions Inc. (Registrant)

By:	/s/ David C. Jukes
David C. Jukes President and Chief Executive Officer
Date: November 2, 2021

By:	/s/ Nicholas W. Alexos
Nicholas W. Alexos Executive Vice President and Chief Financial Officer
Date: November 2, 2021