Form 10-K
period 2021-12-31
Univar Solutions Inc.
filed 2022-02-25
CIK 1494319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
Form 10-K
  __________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
Aggregate market value of common stock held by non-affiliates of registrant on June 30, 2021: $4.1 billion (see Item 12, under Part III hereof), based on a closing price of registrant’s Common Stock of $24.38 per share.
At February 10, 2022, 169,640,362 shares of the registrant’s common stock, $0.01 par value, were outstanding.
Documents Incorporated by Reference
Certain portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 5, 2022 and to be filed within 120 days after the registrant’s fiscal year ended December 31, 2021 (hereinafter referred to as “Proxy Statement”) are incorporated by reference into Part III.

Univar Solutions Inc.
Form 10-K

SUPPLEMENTAL INFORMATION
In this Annual Report on Form 10-K, “Univar Solutions,” “Company,” “we,” “our” and “us” refer to Univar Solutions Inc., a Delaware corporation, and its subsidiaries included in the consolidated financial statements, except as otherwise indicated or as the context otherwise requires. Our fiscal year ends on December 31, and references to “fiscal” when used in reference to any twelve-month period ended December 31, refer to our fiscal years ended December 31. The term “GAAP” refers to accounting principles generally accepted in the United States of America.
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
•our human capital management strategies;
•significant factors that may adversely affect us and our industry;
•the outcome and effect of ongoing and future legal proceedings;
•market conditions and outlook;
•return of capital to shareholders;
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
•the ongoing and evolving COVID-19 pandemic, including impacts on the global economy, our employees, customers, vendors and suppliers, and our business, results of operations and financial condition;
•significant changes in the business strategies of producers or in the operations of our customers;
•increased competitive pressures, including as a result of competitor consolidation;
•potential supply chain disruptions;
•significant changes in the pricing, demand and availability of chemicals;
•our indebtedness, the restrictions imposed by, and costs associated with, our debt instruments, and our ability to obtain additional financing;
•the broad spectrum of laws and regulations that we are subject to, including extensive environmental, health and safety laws and regulations and changes in tax laws;
•potential cybersecurity incidents, including security breaches;
•an inability to generate sufficient working capital;
•transportation related challenges, including increases in transportation and fuel costs, changes in our relationship with third party transportation providers, and ability to attract and retain qualified drivers;
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
•our ability to attract or retain a qualified and diverse workforce; and
•the other factors described in “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
General
In 1924, George Van Waters and Nat Rogers opened a brokerage business in Seattle, Washington, buying and selling naval supplies, paint, raw materials and cotton linters. Over 90 years later and after many different incarnations of the business, we closed our initial public offering in 2015. In 2019, we acquired Nexeo Solutions, Inc. (“Nexeo”), a leading global chemicals and plastics distributor. The acquisition expanded and strengthened our presence in North America and provided the opportunity to create the largest North American sales force in chemical and ingredients distribution.
Today we are a leading global commodity and specialty chemical and ingredient distributor and provider of value-added services to customers across a wide range of diverse industries. We purchase chemicals and ingredients from thousands of producers worldwide to warehouse, repackage, blend, dilute, transport and sell those materials safely to more than 100,000 customer locations across approximately 115 countries. We provide application development and technical advice to customers formulating new products and have a network of Solution Centers to support customer development activities. We operate an extensive worldwide chemical and ingredient distribution network, comprised of approximately 600 facilities, serviced by: over 3,700 tractors, tankers and trailers; and approximately 2,500 railcars, 120 rail and barge terminals and 15 deep sea terminals, focused on timely and safe delivery to a spectrum of customers, large and small. Our purpose is to help keep our communities healthy, fed, clean and safe.
Chemical and ingredient producers rely on us to safely warehouse, repackage, transport and sell their products as a way to expand their market access, enhance their geographic reach, lower their cost to serve and grow their business. Customers who purchase products and services from us benefit from a lower total cost of ownership, as they are able to simplify their sourcing process by outsourcing functions to us, such as “just-in-time delivery,” product availability and selection, packaging, mixing and blending. They also rely on us for safe and secure delivery and off-loading of chemicals, compliant with increasing local and federal regulations. Additionally, customers and suppliers depend on our deep end market knowledge and technical expertise to provide formulation and recipe development services to help meet the latest market trends and adhere to regulatory requirements across our global network of Solution Centers.
The effects of market conditions on our operations are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Recent Developments
In December 2021, we acquired Sweetmix Distribuidora de Materias Primas Industriais Ltda (“Sweetmix”), a food ingredients and coatings, adhesives, sealants, and elastomers (“CASE”) specialty chemical distribution company in Brazil.
In December 2020, we acquired a business of Zhuhai Techi Chem Silicone Industry Corporation (“Techi Chem”), a leading distributor of specialty silicone solutions used primarily for the CASE market within the China marketplace.
In April 2021, we sold the Distrupol business within our EMEA segment.
At the beginning of the fourth quarter of 2020, we decided to wind down our Canadian Agriculture wholesale distribution business, which was operationally completed by December 31, 2020.
In November 2020, we sold our Canadian Agriculture services business and in September 2020, we sold our industrial spill and emergency response businesses.
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

The following charts reflect the breakdown by segment of 2021 net sales of $9.5 billion and gross profit (exclusive of depreciation) of $2.4 billion.

*See definition of gross profit (exclusive of depreciation) under “Non-GAAP Financial Measures” in Item 7 of this Annual Report on Form 10-K for more information.

USA
We are the largest commodity and specialty chemical and ingredient distributor in the United States (“US”). Our locations span the US, with personnel strategically located where customers and suppliers need them, ready to provide agile, reliable support for our customers' businesses. We blend, mix and repackage bulk chemicals for shipment by our transportation fleet, as well as common carriers, and utilize our network of terminal and supply locations to optimize bulk shipment deliveries. In the US, we use centralized shared information technology systems, raw materials procurement, logistics, route operations and producer relationship management in an effort to benefit from economies of scale and improve cost efficiency.
In addition to our broad commodity and specialty chemicals and services offerings, we distribute ingredients and provide specialties expertise. Leveraging our Solution Centers, we provide value-added technical services such as formulation and recipe development, benchmark prototyping, product performance testing, chemical analysis, custom blending and other technical services.
Our offerings service a majority of the Industrial and Consumer Solutions sectors in the US and specific end markets, which are discussed further below. Our sales force is deployed across the various markets through specialized account management systems to serve our customers and end markets with the products and services they require. Our bulk and local chemical distribution customers are serviced by regional teams and our ingredients and specialty chemicals customers are serviced by our globally focused teams.
We believe our close proximity to customers, installed asset base, transportation and digital assets, and our extensive product knowledge and end market expertise, all serve as competitive advantages and provide sustainable value to our suppliers and customers.
EMEA
We maintain a strong presence in the United Kingdom and continental Europe with sales offices in 21 countries. This segment also includes 2 sales offices in the Middle East and Africa. Within this segment and where possible globally, we leverage centralized or shared information technology systems, raw materials procurement, logistics, route operations and producer relationships management to benefit from economies of scale and improve cost efficiency.
We support commodity and specialty chemical and ingredient distribution to customers primarily in our Industrial Solutions, Consumer Solutions and General Industrial end markets, with the heaviest focus in the CASE, food ingredients, beauty and personal care, pharmaceutical, and homecare and industrial cleaning submarkets. These strategies and customers are supported by Solution Centers throughout the EMEA region, with key centers of excellence locations in Paris, France and a state of the art formulation laboratory expected to open in Essen, Germany during the first half of 2022.
Our technical sales force supports customers at a country level through strong end market expertise and key account management capabilities. We believe our scale and focused regional, industry and product expertise provide competitive advantages and sustainable value to our suppliers and customers.
Canada
We have distribution sites and Solutions Centers located in all key geographies throughout Canada supporting the commodity and specialty chemical and ingredient distribution across customers in our General Industrial, Industrial Solutions, Refining & Chemical Processing and Consumer Solutions end markets.

More specifically, in Eastern Canada, we have deep product knowledge in submarkets such as food ingredients, beauty and personal care, pharmaceutical ingredients & finished products, CASE, chemical manufacturing, homecare and industrial cleaning and mining. In Western Canada, our submarket expertise in forestry and energy (e.g., midstream gas pipeline, oil sands processing and oil refining) further complements our broad offerings within the country.
Our sales force is deployed through specialized account management across Canada to serve our focused customer end markets within ingredients and specialty chemicals, and through a geographic sales district model to support the bulk and local chemical distribution end markets. We leverage shared information systems and technology within Canada and with Company resources globally.
LATAM
Our LATAM operations are regionally focused with distribution sites and Solutions Centers located principally in Brazil, Mexico and Columbia. We work to meet the needs of our customers through a team of chemical sales, product management and supply chain professionals. As previously noted, our presence in Brazil grew in December 2021 with the acquisition of Sweetmix.
Our offerings support commodity and specialty chemical and ingredient distribution customers primarily in our General Industrial, Industrial Solutions and Consumer Solutions end markets, with submarkets largely focused on CASE, chemical manufacturing and beauty and personal care. We also provide formulation services for crop protection manufacturers in Brazil.
Product and End Markets
We source and inventory commodity and specialty chemicals and ingredients in large quantities such as barge loads, railcars or full truck loads directly from producers and break down the bulk quantities to repackage, sell and distribute smaller quantities to our customers.
In addition to selling and distributing commodity and specialty chemicals and ingredients, we use our transportation and warehousing infrastructure, along with our broad knowledge of chemicals and hazardous materials handling to provide important distribution and specialized services for our producers and our customers. We also have state-of-the-art Solution Centers at locations across the globe, consisting of formulation labs, development and research centers, and taste kitchens, with specialized industry expertise and innovative technical capabilities to help solve our customers' technical challenges and accelerate product development cycles. At the heart of our business model are our technically trained professionals with deep industry experience.
Chemicals and Services
Chemicals and Services represent the largest portion of our business by sales, volume and gross profit (exclusive of depreciation). Our product portfolio principally includes a wide range of organic and inorganic chemistries, surfactants, inorganic compounds and general chemicals which are used extensively throughout most end markets. Investments in salesforce effectiveness systems are focused on a customer centric selling model, which coupled with our facility, transportation and digital asset bases, and our extensive supplier partnerships, all support growth within the chemicals distribution landscape.
Ingredients and Specialty Chemicals
Ingredients and Specialty Chemicals represent a more value added, higher-growth portion of the market tailored to specific end market requirements. In each Ingredients and Specialty Chemicals market, we have dedicated sales, marketing product management and technical professionals with deep market knowledge of individual submarkets like food ingredients or pharmaceuticals, serving approximately 400 premier specialty chemical suppliers and more than 30,000 customers. These specialty products are typically sold in lower volumes, but at a higher gross profit (exclusive of depreciation) than commodity products. We believe growth can be achieved by leveraging salesforce effectiveness, delivering solutions through industry expertise, technical capabilities, formulation support and our comprehensive supply chain infrastructure.

The following charts reflect the breakdown of 2021 net sales and gross profit (exclusive of depreciation) for Chemicals and Services as compared to Ingredients and Specialty Chemicals.

*See definition of gross profit (exclusive of depreciation) under “Non-GAAP Financial Measures” in Item 7 of this Annual Report on Form 10-K for more information.
Our collective product portfolio serves the following end markets: Industrial Solutions, Consumer Solutions, General Industrial, Services & Other Markets and Refining & Chemical Processing. A further description of these end markets, and the respective submarkets, is as follows:
Industrial Solutions
•Coating, adhesives, sealants and elastomers ("CASE" as previously defined). We sell resins, pigments, solvents, thickeners, dispersants and other additives used to make paints, inks, and coatings. Our product line includes epoxy resins, polyurethanes, titanium dioxide, fumed silica, esters, plasticizers, silicones and specialty amines.
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
•Lubricants & metalworking. Our broad and diverse range of products include base stocks, performance-enhancing additives for both lubricants and metalworking fluids.
Consumer Solutions
•Beauty & personal care. We are a full-line distributor in the beauty and personal care industry, providing a wide variety of specialty and basic chemicals and ingredients used in skin and hair care products.
•Food ingredients. We distribute a diverse portfolio of commodity and specialty products that are sold into the food industry. The major food and beverage markets we serve are meat processing, baked goods, dairy, grain mill products, processed foods, carbonated soft drinks, fruit drinks and alcoholic beverages.
•Pharmaceutical ingredients & finished products. Our portfolio includes products along the medicinal production chain, where we offer a broad portfolio of excipients, solvents, reactants, active pharmaceutical ingredients and intermediates to pharmaceutical ingredient producers.
General Industrial
•Chemical manufacturing. We distribute a full suite of chemical products in support of the chemical manufacturing industry (organic, inorganic and polymer chemistries).
•Industrial & municipal water treatment. We provide the chemistries and products used to sanitize, balance and supplement municipal and industrial water.
•Forestry, lumber & paper. We serve the forest industry in the US and Canada, supplying a complete range of chemical products for use at all stages of production, from sap stain prevention to pulp and paper manufacturing.
•Mining. Within the mining industry in the US and Canada we provide the chemistries necessary to leach ore body, mitigate dust, as well as balance and manage tailing ponds and mining water sources.

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
Refining & Chemical Processing
•Midstream & downstream. We provide chemicals to midstream pipeline and downstream refinery operators primarily in the US and Canada.
•Upstream oil & gas. We provide chemicals and services to offshore production as well as the Canadian Oil Sands, and shale hydraulic-fracturing sector by delivering various chemistries which aid in oil extraction and waste management.
Suppliers
We source materials from thousands of producers around the globe and we typically maintain relationships with multiple producers in order to protect against disruption in supply and distribution logistics, as well as to ensure competitive pricing of our supply. For the year ended December 31, 2021, our 10 largest producers accounted for approximately 40% of our total chemical purchases.
Distribution Channels
We have multiple channels to market, including both warehouse delivery and direct-to-consumer delivery. The principal determinants of the way a customer is serviced include the size, scale and level of customization of a particular order, the nature of the product and the customer, and the location of the product inventories. Our logistics and supply chain expertise allows us to service a wide range of customers by offering multiple package sizes and assistance with unique special handling requirements, safety and quality specifications.
Warehouse distribution
Our warehouse distribution infrastructure is the core of our operations and connects large producers with smaller volume customers whose consumption patterns tend to make them uneconomical to be served directly by producers. Thus, the core customer serviced via our warehouses is a small or medium-volume consumer of chemicals and ingredients. We purchase chemicals and ingredients in truck load or larger quantities from producers based on contracted demands of our customers and our estimates of anticipated customer purchases. Once received, products are stored in one or more of our distribution facilities for sale and distribution in smaller, less-than-truckload quantities to our customers. Our warehouses have various facilities for services such as repackaging, blending and mixing to create specialized solutions needed by our customers in ready-to-use formulations.
Direct distribution
In direct distribution, we sell and service large quantity purchases that are shipped directly from producers through our logistics infrastructure, which provides our customers with sourcing and logistics support services for inventory management and delivery.

Competition
The chemical and ingredient distribution and service markets are highly competitive. Most of the products that we distribute are made to standard specifications and are either produced by or available from multiple sources. Furthermore, chemical and ingredient distribution itself is a fragmented market in which only a small number of competitors have substantial international operations. Our principal international competitors are Brenntag, IMCD, Barentz and Azelis, each of which have differentiating strengths across regions and not all of whom have the ability to serve all of the end markets in which we operate. Many other chemical and ingredient distributors focus on a more limited geographic region or smaller subset of products, building strong relationships with local producers and customers that may give them a competitive advantage in their local market.
Chemical and ingredient producers may also sell their products through a direct sales force, digital marketplace or multiple chemical distributors, limiting their use of third party distributors, particularly with respect to higher margin products, or partnering with other chemical and ingredient producers for distribution. Each of which could impact our competitive position.
We compete on the basis of service, on-time delivery, packaging type, product breadth and availability, product and market knowledge and insights, safety and environmental compliance, global reach, product price, as well as our ability to provide certain additional value-added services through our comprehensive suite of solution-based offerings.
Human Capital Resources
We recognize that our people represent our most important asset. As part of our effort to drive continued growth and increased profitability, we are intently focused on building a place that attracts and retains top talent and develops the skills necessary to drive differentiation for our business. The below data provides a snapshot of our employee, management and Board demographics as of December 31, 2021:

Employees*		People Managers*	1,586
USA	5,297	Male	67%
EMEA	2,135	Female	33%
Canada	716	Elected to not self-identify gender	<1%
LATAM	1,302	Ethnically Diverse (US only)	19%
Total	9,450

Male	64%	Executive Officers*
Female	35%	Male	78%
Elected to not self-identify gender	<1%	Female	22%

		Labor force covered by a collective bargaining agreement
		US	12%
		Europe	47%
		Canada	23%

(*)Information based on self-identification data.
We have developed key recruitment and retention strategies that guide our human capital management approach as part of the overall management of our business. These strategies are advanced through a number of programs and initiatives as outlined below:
Employee Compensation
Our compensation programs are designed to align the compensation of our employees with their performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. We engage nationally recognized outside compensation and benefits consulting firms to independently evaluate the effectiveness of our executive compensation and benefit programs and to provide benchmarking against our peers within the industry. Our executive compensation programs blend base salary, short-term cash incentives and long-term equity awards in a structure that encourages alignment with shareholder interests. We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location. Full-time US employees are eligible for health, dental and vision insurance, paid and unpaid leaves, 401(K) plan, life and disability/accident coverage. Employees outside of the US are eligible for a variety of supplemental benefits based on local markets practices and all employees worldwide are eligible for an Employee Assistance Program.

Training and Development
Employees have access to on-demand learning resources for their own professional development on a range of diverse topics such as digital transformation skills, professional effectiveness, diversity, equity and inclusion, business skills, productivity and collaboration tools to leadership development. Our internal programs range from multi-day, instructor-led trainings to short, on-demand eLearning programs. As appropriate, additional training hours are delivered and monitored locally, often focusing on material handling and safety for specific roles. The Company's guiding principles and cultural values are incorporated into our Code Handbook, to which all employees certify annually.
Employee Engagement
We regularly conduct confidential employee engagement surveys and focus groups, and use individual feedback to guide our decision-making and strategic imperatives. In 2021, at least 83% of our global employee population participated in one or more of these feedback channels, sharing their sentiments on key aspects of working at the Company. The engagement survey results are shared in aggregate with managers, who are then tasked with taking action based on employee feedback. In doing so, our goal is to drive year-over-year improvement in employee engagement, which we believe will deliver qualitative and quantitative benefits for our Company.
Health and Safety
We are serious about safety and this is embedded in our global operations. Specific initiatives include, among others, data driven and causality-based accident prevention work, improved process and facility controls, mandatory general education and role specific safety training, joint management-worker health and safety committees, safety audits, incident investigation and improvement measures. 2021 was our safest year on record with a Total Case Incident Rate, the rate of recordable injuries per 200,000 hours worked, of 0.40, significantly below our global target of 0.68.
With respect to the COVID-19 pandemic, we continue to take steps to promote employee safety in our distribution centers and other worksites and strongly encourage employee vaccination where available. For office-based employees, we continue to execute hybrid working arrangements that are designed to strike an appropriate balance between our need to have certain personnel working from a Company office and employees’ desires to have the flexibility to work from a remote location. For the foreseeable future we expect to provide many of our employees with flexibility in where they choose to work (whether in a Company office or from a proximate but remote location). We continue to use enhanced sanitation and hygiene practices at our office and branch locations.
Diversity, Equity & Inclusion
We are committed to fostering a safe, collaborative, supporting and respectful environment that values diverse perspectives, mitigates unconscious bias and enables a culture where employees are able to bring their authentic self to work. In the past year we maintained our score of 100 on the Human Rights Campaign Corporate Equality Index, increased the favorability rating of our inclusive culture amongst our salaried employee population, increased the number of female people leaders globally, and increased the number of ethnically diverse people leaders in the USA. We use our global inclusion councils to help hold ourselves accountable for progress and drive decision-making for the unique needs of our diverse employee groups. Additionally, we have been able to drive greater employee engagement, create education opportunities, and instill a greater sense of community through the efforts of our eight Employee Resource Networks.
We are committed to fostering equality and equity across our Company and have a zero-tolerance policy on discrimination and harassment. As such, we strive to recruit and hire employees based on qualifications and fit for a job and without regard to race, religion, nationality, gender, age, disability, sexual orientation or any other status protected by law. We also have systems under which employees can report incidents confidentially or anonymously without fear of reprisal.
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
In addition to environmental laws and regulations, we are subject to various other laws and regulations around the world. For example, our business is subject to competition laws in the various jurisdictions where we operate, including the Sherman

Antitrust Act and related federal and state antitrust laws in the US, as well as similar foreign laws and regulations. These laws and regulations generally prohibit competitors from fixing prices, boycotting competitors, or engaging in other conduct that unreasonably restrains competition, and such laws and regulations may impact potential business relationships or transactions with third parties in the future. We are also required to comply with increasingly complex and changing laws and regulations enacted to protect business and personal data in Europe, the US and other jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, use, transmission and protection of personal information and other consumer, customer, vendor or employee data. Further, an increasing number of laws and regulations focused on hazardous products and substances could also impact our ability to distribute and sell certain products or require significant capital expenditures to meet regulatory requirements. With respect to the laws and regulations noted above, as well as other applicable laws and regulations, our compliance programs may under certain circumstances involve material investments in the form of additional processes, training, personnel, information technology and capital.
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
We demonstrate our commitment through our global sustainability goals, which help us focus on reducing our contribution to global climate change while addressing remediation. In 2018, we became a signatory to the United Nations Global Compact, reaffirming our ongoing commitments to responsible business, and in 2019 adopted ‘Advancing a Circular Economy’ as a goal to 2021. In 2021, we developed and shared longer term Environmental, Social and Governance (“ESG”) goals to 2025, 2030 and 2050.
We continue to implement the principles set out in our Global Sustainability Policy, working together in the spirit of our guiding principles to minimize environmental impacts and promote resource conservation.
We continue to improve ESG initiatives and disclosures throughout our business. In conjunction with support from management, we incorporate ESG initiatives into our business values and priorities of safety, sustainability and value creation. We continually strive to improve our industry leading safety record, reduce our environmental impact, and increase transparency. In 2021, we demonstrated our ongoing commitment to ESG practices and our purpose to help keep our communities healthy, fed, clean and safe with net sales of 7% related to food ingredients and products, 7% related to homecare and industrial cleaning, 5% related to pharmaceutical ingredients and finished products and 4% related to industrial and municipal water treatment.
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
Available Information
We maintain a website at www.univarsolutions.com and make available free of charge at this website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our Corporate Governance Guidelines, our Code Handbook, our Officers Code of Ethics and the charters of the Audit, Compensation and Governance & Corporate Responsibility Committees of our Board of Directors also are available on our website, where they can be printed free of charge. The information on our website is not, and will not be deemed to be, a part of this Annual Report on Form 10-K, or incorporated into any of our other filings with the SEC, except where we expressly incorporated such information. If you wish to receive a paper copy of any exhibit to our reports filed with or furnished to the SEC, the exhibit may be obtained by writing to: Corporate Secretary, Univar Solutions Inc., 3075 Highland Parkway Suite 200, Downers Grove, Illinois 60515.
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
We sell chemicals that are used in manufacturing processes and as components of or ingredients in other products. Our sales are correlated with and affected by fluctuations in the levels of industrial production, manufacturing output, and general economic activity. Producers of commodity and specialty chemicals are likely to reduce their output in periods of significant contraction in industrial and consumer demand, while demand for the products we distribute depends largely on trends in demand in the end markets our customers serve. A majority of our sales are in North America and Europe and our business is therefore susceptible to downturns in those economies, as well as, to a lesser extent, the economies in the rest of the world.
The increasing focus on the potential effects of climate change could result in the delay or cancellation of drilling programs or development or production activities by fossil-fuel providers, which would curtail the supply of various organic chemicals that we distribute to a broad array of end markets. Any adopted future climate change regulations could negatively impact our ability to compete with companies situated in geographies not subject to such limitations. Even without such regulation, increased public awareness and adverse publicity about potential impacts on climate change emanating from us or our industry could harm us. In addition, costs associated with our sustainability journey may be higher than anticipated due to supply or development constraints.
Our profit margins, as well as overall demand for our products and services, could decline as a result of a large number of factors outside our control, including the impact of the COVID-19 pandemic, economic recessions, reduced customer demand (whether due to changes in production processes, consumer preferences, the industries in which the customer operates, laws and regulations affecting the chemicals industry and the manner in which they are enforced, or other factors), inflation, fluctuations in interest and currency exchange rates, and changes in the fiscal or monetary policies of governments in the regions in which we operate. For example, the COVID-19 pandemic caused growth in certain of our end markets such as in homecare and industrial cleaning and pharmaceuticals, while other end markets such as the upstream refining market, were depressed.
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

The ongoing and evolving COVID-19 pandemic could adversely impact our business, financial condition and results of operations.
The COVID-19 pandemic has created and may continue to create significant volatility, uncertainty and economic and operational disruption globally, including for the Company, its employees, customers, vendors and suppliers. As the pandemic continues, the Company may continue to experience disruptions that may severely impact our business such as facility closures, employee relations issues, challenges associated with hybrid working arrangements, shifting health and safety regulatory requirements, travel restrictions, production delays and capacity limitations; disruptions in our supply chain and reductions in the availability of products; strain on our supply chain as a result of increased demand for certain of our products; reduction in the demand for certain of our products; increased working capital needs; disruptions in the transport of products from our supply chain; restricting our operations and sales, marketing and distribution efforts; affecting employee hiring, retention and satisfaction; and delaying the implementation of our strategic plans and initiatives. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Item 1A, any of which could have a material effect on our business. For additional disclosures on the effect of the pandemic on our business, see “Market Conditions and Outlook” in Item 7 of this Annual Report on Form 10-K.
The potential duration and impact of the pandemic on the global economy and on our business are difficult to predict and cannot be estimated with any degree of certainty. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impact to our results.
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
The chemical and ingredient distribution and services market is highly competitive. Chemicals can be purchased from a variety of sources, including traders, brokers, wholesalers and other distributors, as well as directly from producers. Many of the products we distribute or finish are essentially fungible with products offered by our competition, including emerging competitors. The competitive pressure we face is particularly strong in sectors and markets where local competitors have strong positions or where new competitors can easily enter. Increased competition from distributors of products similar to or competitive with ours could result in price reductions, reduced margins and a loss of market share.
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
Disruption of our supply chain due to various acute or severe causes could have an adverse effect on our business, financial condition and results of operations.
In coordination with our suppliers, our ability to move and sell products is critical to our success. Damage or disruption to our collective supply or distribution capabilities resulting directly or indirectly from the COVID-19 pandemic, labor shortages, border closures, weather events and natural disasters, lack of transportation capacity, increased fuel expenses, global trade flow disruption, increased airport and shipping port congestion, climate change, plant downtime (whether our own or others’), power outages, explosions, information technology system and/or network disruptions, terrorism, strikes or other labor unrest, or other reasons could seriously harm our operations, as well as the operations of our customers and suppliers. Failure to take adequate steps to reduce the likelihood or mitigate the potential impact of any of these events, or to effectively manage such events if they occur, could have a negative impact on our business, results of operations, financial condition, and cash flows.
Some of the foregoing examples are hypothetical but others have been or are being experienced by the Company. For example, during 2020 and 2021, the COVID-19 pandemic, weather events, and supply constraints impacted, and we expect will continue to impact, our operations. The combination of the severe winter and tropical storms in the US Gulf region in 2021, supplier shut-downs, port congestion and acute pandemic recovery demand resulted in sustained supply chain constraints, product shortages and chemical price inflation. In some instances, we have placed certain of our products on allocation due to limited supplies. We continue to actively monitor the COVID-19 pandemic and its impact on our supply chain and operations; however, we are unable to accurately predict the future impact that the COVID-19 pandemic will have due to various uncertainties, including the number, duration, and severity of waves of outbreaks, the number and severity of virus variants, actions that may be taken by governmental authorities, including vaccine mandates and testing requirements, the availability and adoption of effective treatments and vaccines, and changes in consumer behaviors.
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
Although we maintain a significant portfolio of owned and leased transportation assets, including trucks, trailers and rail cars, we also rely on transportation and warehousing provided by third parties (including common carriers and rail companies) to deliver products to our customers. Our access to third party transportation is not guaranteed, and we may be unable to transport chemicals at economically attractive rates in certain circumstances, particularly in cases of adverse market conditions or disruptions to transportation infrastructure. In addition, we could face a challenge with attracting and retaining qualified drivers primarily due to intense market competition, which may subject us to increased payments for driver compensation. If we are unable to continue to attract and retain a sufficient number of drivers, we could face difficulty meeting customer orders or be forced to forego business that would otherwise be available to us, which could adversely affect our profitability and ability to maintain or grow our business. We are also subject to increased costs that we may not always be able to recover from our customers, including fuel prices, as well as charges imposed by common carriers, leasing companies and other third parties involved in transportation.
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
Actual or alleged accidents or other incidents at our facilities or that otherwise involve our personnel or operations could also subject us to claims for damages by third parties. Because many of the chemicals that we handle are dangerous, we are subject to the ongoing risk of hazards, including leaks, spills, releases, explosions and fires, which may cause property damage, illness, physical injury or death. We sell products used in hydraulic fracturing, a process that involves injecting water, sand and chemicals into subsurface rock formations to release and capture oil and natural gas. The use of such hydraulic fracturing fluids by our customers may result in releases that could impact the environment and third parties. Several of our distribution facilities are located near, and our transportation routes could take us through, high-density population centers. If any such events occur, whether through our own fault, through preexisting conditions at our facilities, through the fault of a third party or through a natural disaster, terrorist incident or other event outside our control, our reputation could be damaged significantly. We could also become responsible, as a result of environmental or other laws or by court order, for substantial monetary damages or expensive investigative or remedial obligations related to such events, including but not limited to those resulting from third party lawsuits or environmental investigation and cleanup obligations on and off-site. The amount of any costs, including fines, damages and/or investigative and remedial obligations, that we may become obligated to pay under such circumstances could substantially exceed any insurance we have to cover such losses.
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

Changes in tax laws may materially adversely affect our business, prospects, financial condition and operating results.
New income, sales, use, product or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business, financial condition and results of operations. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. Recently enacted changes to the US federal tax regime could impact our tax liability and cash tax payments. Most notably, in July 2022 excise taxes will be imposed on a number of commodity chemical products impacting our overall costs.
Our businesses are subject to income taxation in the US as well as internationally. The Company’s operations are subject to multiple, and sometimes conflicting tax laws and regulations. Recently, many countries have adopted, or are considering revisions to their existing tax laws based on recommendations issued by the Organization for Economic Co-operation and Development (“OECD”)/G20 Base Erosion and Profit Shifting (“BEPS”) Project. These changes could materially impact our tax liability because of our organizational structure and significant international operations.
Our balance sheet includes significant goodwill and intangible assets, the impairment of which could affect our future financial condition and results of operations.
We carry significant goodwill and intangible assets on our balance sheet. As of December 31, 2021, our goodwill and intangible assets totaled $2,310.4 million and $211.7 million, respectively. At least annually, the Company assesses goodwill for impairment. If testing indicates that goodwill is impaired, the carrying value is written down based on fair value with a charge against earnings. Where the Company utilizes a discounted cash flow methodology in determining fair value, weakened demand for a specific product line or business could result in an impairment. Intangible assets are amortized for book purposes over their respective useful lives and are tested for impairment if any event occurs or circumstances change that indicates that carrying value may not be recoverable. Accordingly, any determination requiring the write-off of a significant portion of goodwill or intangible assets could negatively impact the Company's financial condition and results of operations. See “Note 15: Goodwill and intangible assets” in Item 8 of this Annual Report on Form 10-K for a discussion of our 2021 impairment review.
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
Risks Related to Technology
Our business could be seriously impacted by cybersecurity incidents, including security breaches.
Cyber-attacks or security breaches could compromise confidential, business critical information, private information including without limitation the personally identifiable information (PII) of our employees or business partners, cause a disruption in the Company’s operations or harm the Company’s reputation. During the normal course of business, we have experienced and expect to continue to experience attempts to compromise our information technology and control systems, network infrastructure and other assets. To date, no cybersecurity incident or attack has had a material impact on our business or results of operations. Additionally, the increase in remote working as a result of the COVID-19 pandemic has resulted in increased cyber-security and fraud risks. There can be no assurance that the Company's cyber-security programs, procedures, controls, and intelligence will be sufficient to prevent security breaches from occurring. Moreover such programs are costly to maintain and it is expected that such costs will increase over time. If any security breaches were to occur, they could lead to losses of sensitive information (including without limitation PII), critical infrastructure or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations or cash flows, and could result in claims being brought against us.
Risks Related to Our Indebtedness
Our indebtedness may adversely affect our business, financial condition and results of operations.
As of December 31, 2021, we had $2,265.0 million of total debt. Our indebtedness may have material adverse effects on our business, financial condition and operating results. The amount of our debt, as well as any additional debt or other obligations that we may incur in the future, could have important consequences for holders of our common stock, including, but not limited to:
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
Certain of our outstanding debt bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. As of December 31, 2021, approximately 73% percent of our debt is indexed to LIBOR as a benchmark for establishing the rate and we may hold other operational contracts, including leases, that are also indexed to LIBOR.
On March 5, 2021, the UK Financial Conduct Authority (FCA) announced that: (i) all Swiss Franc and Euro LIBOR settings, the 1 Week and 2 Months US dollar LIBOR settings, and the Overnight/Spot Next, 1 Week, 2 Months and 12 Months British Pound and Japanese Yen LIBOR settings will cease immediately after December 31, 2021; and (ii) the Overnight, and 12-Months US dollar LIBOR settings will cease immediately after June 30, 2023. As a result, the Company has transitioned from the 1 Week US dollar LIBOR setting to the 1 Month US dollar LIBOR setting. The potential consequences from the reform of LIBOR as it converts and is replaced with the Secured Overnight Financing Rate (SOFR), implementation of alternative reference rates, and any interest rate transition process may affect the cost of servicing our debt under the Senior Secured Term Loan Facility and the ABL Credit Facility. For additional information on our indebtedness, debt service obligations and sensitivity to interest rate fluctuations, see “Qualitative and Quantitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K.
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
We are subject to extensive environmental, health and safety laws and regulations in multiple jurisdictions because we blend, manage, handle, store, sell, transport and arrange for the disposal of chemicals, hazardous materials and hazardous waste. These include laws and regulations governing our management, storage, transportation and disposal of chemicals; product regulation; air, water and soil contamination; activities related to climate change; and the investigation and cleanup of contaminated sites, including any spills or releases that may result from our management, handling, storage, sale, or transportation of chemicals and other products. Compliance with these laws and regulations, and with the permits and licenses we hold, requires that we expend significant amounts for ongoing compliance, investigation and remediation. If we fail to comply with such laws, regulations, permits or licenses, we may be subject to fines, damages and other civil, administrative or criminal sanctions and investigations, including the revocation of permits and licenses necessary to continue our business activities. In addition, future changes in laws and regulations, or the interpretation of existing laws and regulations, could have an adverse effect on us by adding restrictions, reducing our ability to do business, increasing our costs of doing business, reducing our profitability or reducing the demand for our products.
Previous operations, including those of acquired companies, have resulted in contamination at a number of current and former sites, which must be investigated and remediated. We have ongoing investigations and remediation activities, or are contributing to cleanup costs, at approximately 106 currently or formerly owned, operated or used sites or other sites impacted by our operations. We have spent substantial sums on such investigation and remediation and we expect to continue to incur such expenditures in the future. We may incur losses in connection with investigation and remediation obligations that exceed our environmental reserve. There is no guarantee that our estimates will be accurate, that new contamination will not be discovered or that new environmental laws or regulations will not require us to incur additional costs. Any such inaccuracies, discoveries or new laws or regulations, or the interpretation of existing laws and regulations, could have a material adverse effect on our business, financial condition and results of operations.
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
The repackaging, blending, mixing, manufacturing, sale and distribution of chemical products by us, including products used for food, pharmaceutical and nutritional supplement applications, involve an inherent risk of exposure to product liability claims, product recalls, product seizures and related adverse publicity and reputational harm. A product liability claim, judgment or recall against our customers could also result in substantial and unexpected expenditures for us, affect confidence in our products or services and divert management’s attention from other responsibilities. Although we maintain product liability insurance, there can be no assurance that the type or level of coverage is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product recall or a partially or completely uninsured judgment against us could have a material adverse effect on our business, financial condition and results of operation.
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
•less stable supply sources;
•regional conflicts that may result in supply chain disruptions;
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
We have sizable sales and operations in Canada, Europe, Middle East, Africa, Asia and Latin America. We report our consolidated results in US dollars and the results of operations and the financial position of our local operations are generally reported in the relevant local currencies and then translated into US dollars at the applicable exchange rates. As a result, our financial performance is impacted by currency fluctuations. For additional details on our currency exposure and risk management practices, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K.
Employee and Benefit Plan Risk
Negative developments affecting our pension and multi-employer pension plans in which we participate may occur.
We operate a number of pension plans for our employees and have obligations with respect to several multi-employer pension plans sponsored by labor unions in the US. The terms of these plans vary from country to country. The recognition of costs and liabilities associated with the Company's pension plans are affected by assumptions made by management and used by actuaries engaged by us to calculate the benefit obligations and the expenses recognized for these plans. The inputs used in developing the required estimates are calculated using a number of assumptions, which represent management’s best estimate of the future. The assumptions that have the most significant impact on costs and liabilities are the discount rate, the estimated long-term return on plan assets for the funded plans, retirement rates and mortality rates. Changes to the funded status of our pension plans as a result of updates to actuarial assumptions and actual experience that differs from our estimates are recognized as gains or losses in the period incurred under our “mark to market” accounting policy, and could result in a requirement for additional funding.
As of December 31, 2021, our pension plans were underfunded by $122.3 million. In recent years, declining interest rates have negatively impacted the funded status of our pension plans. When interest rates decline, funding requirements for our pension plans may become more significant. If our cash flows and capital resources are insufficient to fund our obligations under these pension plans, we could be forced to reduce or delay investments and capital expenditures, seek additional capital, or incur indebtedness. The Central States, Southeast and Southwest Areas union sponsored multi-employer pension plans in which we participated until 2021 are also underfunded. While we have estimated and recorded the substantial withdrawal liability associated with leaving this plan, changes to that estimate could force us to reduce or delay investments and capital expenditures, seek additional capital, or incur indebtedness.
A portion of our workforce is unionized and labor disruptions could decrease our profitability.
As of December 31, 2021, approximately 24% of our labor force is covered by a collective bargaining agreement, including approximately 12%, 47% and 23% of our labor force in the US, Europe and Canada, respectively. Approximately 2% of our labor force is covered by a collective bargaining agreement that will expire within one year. These arrangements grant certain protections to employees and subject us to employment terms that are similar to collective bargaining agreements. We cannot guarantee that we will be able to negotiate these or other collective bargaining agreements or arrangements with works councils on the same or more favorable terms as the current agreements or arrangements, or at all, and without interruptions, including labor stoppages at the facility or facilities subject to any particular agreement or arrangement. A prolonged labor dispute, which could include a work stoppage, could have a material adverse effect on our business, financial condition and results of operations.
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
•limit the ability of stockholders to act by written consent or call a special meeting; and
•establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future. These provisions may also facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.

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
Especially because of the nature of our business, we are subject to the risk of litigation, other legal claims and proceedings, and regulatory enforcement actions in the ordinary course of our business. Also, there may be safety or personal injury risks related to our products which are not known today. The results of legal proceedings cannot be predicted with certainty. We cannot guarantee that the results of current or future legal proceedings will not materially harm our business, reputation or brand, nor can we guarantee that we will not incur losses in connection with current or future legal proceedings that exceed any provisions we may have set aside in respect of such proceedings or that exceed any applicable insurance coverage. The occurrence of any of these events could have a material adverse effect on our business, financial condition or results of operations.
We may be unable to attract or retain a qualified and diverse workforce.
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
In addition, our ability to achieve our operating goals depends upon our ability to recruit, hire, retain and develop qualified and diverse personnel to operate and expand our businesses. We compete with other companies both within and outside of our industry for talented personnel. If we fail to hire, retain and develop a sufficient number of qualified and diverse employees to operate and expand our businesses, our businesses, financial condition, results of operations and cash flows could be harmed. During the COVID-19 pandemic, certain of our businesses have experienced and we expect will continue to experience labor shortages, resulting in our inability to meet consumer demand for certain of our products, which have negatively impacted, and we expect will continue to negatively impact, our businesses, financial condition, results of operations and cash flows. We could also experience workforce disruptions in reaction to governmental restrictions or requirements, if such restrictions or requirements become effective.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive office is located in Downers Grove, Illinois under a lease expiring in June 2024. As of December 31, 2021, we had 299 locations in the US in 47 states and 286 locations outside of the US in 30 countries. Our warehouse facilities are nearly equally comprised of owned, leased and third party warehouses and our office space is generally leased. Our facilities focus on the storing, repackaging and blending of chemicals and ingredients for distribution. Such facilities do not require substantial investments in equipment, can be opened fairly quickly and replaced with little disruption. As such, we believe that none of our facilities on an individual basis is material to the operation of our business.
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
Holders of Record
As of December 31, 2021, based on the number of participants reflected in a security position listing provided to us by the Equiniti Trust Company (“EQ”), there were 10 holders of record of our Common Stock. Because such EQ participants are brokers and other institutions holding shares of our Common Stock on behalf of their customers, we do not know the actual number of unique shareholders represented by these record holders.
Issuer Purchases of Equity Securities
Information on our purchases of equity securities during the fourth quarter of 2021 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (millions)
October 1-31, 2021	—	$—	$—	$500.0
November 1-30, 2021	—	—	—	500.0
December 1-31,2021	1,832,385	27.29	1,832,385	450.0
Total	1,832,385	$27.29	1,832,385
On November 1, 2021, the Company announced that the Board of Directors had approved a share repurchase program of up to $500.0 million of our outstanding common stock (“shares”), which expires on October 27, 2026. The program does not require the repurchase of any minimum number of shares and may be suspended, modified or discontinued at any time at our discretion. Under the share repurchase program, we may purchase shares from time-to-time at the discretion of management through open market purchases, privately negotiated transactions, block trades, accelerated or other structured share repurchase programs, or other means. The manner, timing, pricing and amount of any share repurchase transactions will be based upon a variety of factors, including market conditions, applicable legal requirements and alternative opportunities that we may have for the use or investment of capital.
Stock Performance
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for the Company, the S&P 500 and the S&P 500 Chemical Index from December 31, 2016 through December 31, 2021. The graph assumes $100 was invested in each of the Company's common stock, the S&P 500 and S&P 500 Chemical Index as of the market close on December 31, 2016. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Comparison of Cumulative Return
Assumes Initial Investment of $100
250
200
150
100
50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Period Ending
Univar Solutions Inc.
S&P 500
S&P 500 Chemical Index

	December 31,
	2016	2017	2018	2019	2020	2021
Univar Solutions Inc.	$100	$109	$63	$85	$67	$100
S&P 500	100	122	116	153	181	233
S&P 500 Chemical Index	100	127	112	137	161	203

Dividend Policy
We did not pay a cash dividend in 2021, 2020 or 2019 on our common stock. We may consider declaring and paying dividends in the future; however, there can be no assurance that we will do so. Additionally, our credit facilities contain certain limitations on our ability to pay dividends.
ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is based on financial data derived from the financial statements prepared in accordance with US GAAP and certain other financial data that is prepared using non-GAAP measures. For a reconciliation of each non-GAAP financial measure to its most comparable GAAP measure, see the “Analysis of Segment Results” and “Non-GAAP Financial Measures” sections within this Item. Refer to “Non-GAAP Financial Measures” within this Item for more information about our use of Non-GAAP financial measures.
Our MD&A is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flow. This section of this Annual Report on Form 10-K discusses year-to-year comparisons between 2021 and 2020. For discussions of year-to-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K, please refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021.
Overview
Univar Solutions Inc. is a leading global commodity and specialty chemical and ingredient distributor and provider of value-added services to customers across a wide range of diverse industries. We purchase chemicals and ingredients from thousands of producers worldwide and safely warehouse, repackage, blend, dilute, transport and sell those products to more than 100,000 customer locations across approximately 115 countries.
Our operations are structured into four reportable segments that represent the geographic areas under which we operate and manage our business. As previously defined within Item 1 of this Annual Report on Form 10-K, our segments are USA, Canada, EMEA and LATAM, which includes developing businesses in Latin America and the Asia-Pacific region.
Comparability of Results
Acquisitions and Divestitures
In December 2021, we acquired Sweetmix, a food ingredients and CASE specialty chemical distribution company in Brazil.
In December 2020, we acquired a business of Techi Chem, a leading distributor of specialty silicone solutions used primarily for the CASE market within the China marketplace.
In April 2021, we sold the Distrupol business within our EMEA segment. The sale of the business did not meet the criteria to be classified as a discontinued operations in the Company's financial statements.
At the beginning of the fourth quarter of 2020, we decided to wind down our Canadian Agriculture wholesale distribution business, which was operationally completed by December 31, 2020.
In November 2020, we sold our Canadian Agriculture services business and in September 2020, we sold our industrial spill and emergency response businesses. The sale of these businesses did not meet the criteria to be classified as discontinued operations in the Company's financial statements.
Constant Currency
We believe providing non-GAAP constant currency provides valuable supplemental information regarding our results of operations, consistent with how we evaluate our performance. Currency impacts on consolidated and segment results have been derived by translating current period financial results in local currency using the average exchange rate for the prior period to which the financial information is being compared.
Market Conditions and Outlook
We sell commodity and specialty chemicals and ingredients that are used in manufacturing processes and as components in other products. Our sales are correlated with and affected by seasonal fluctuations and cycles in the levels of industrial production, manufacturing output and general economic activity.
The current business environment in the markets in which we operate consists of unusual dynamics. The combination of the severe winter and tropical storms in the US Gulf region in 2021, supplier shut-downs, port congestion and acute pandemic recovery demand, has resulted in sustained supply chain constraints, product shortages and chemical price inflation that is atypical in magnitude and unknown in duration.

Shortages across a range of chemicals and ingredients have generally led to fluctuations in chemical prices globally, with corresponding impacts to sales and interim profits. These market factors have also impacted the transportation market and, coupled with rising fuel prices, driver shortages and inflation overall, have resulted in higher operating costs. Investments in working capital to bridge supply disruption and account for higher chemical prices may impact our ability to achieve forecasted cash flows in the short-term.
We believe our value as a distributor is heightened in challenging times such as these when we work to orderly meet demand requirements through our extensive network, installed asset base, transportation and digital assets, and supplier partnerships.
We continue to monitor the impact of the COVID-19 pandemic on our global business. The continuing and future effects of the pandemic will depend on infection rates, the emergence of new virus variants, effectiveness of vaccination programs, regulatory changes and the scope of government restrictions. Continuing on efforts initiated in 2020, our global, cross-functional response team closely monitors the impact to our people and organization, with the goal of ensuring the well-being of Univar Solutions’ employees, customers and suppliers, while minimizing disruptions and providing for the safe and reliable supply of our chemicals and ingredients.
We continue to take steps to promote employee safety in our distribution centers and other worksites and strongly encourage employee vaccination, where available. For office-based employees, we continue to work under a hybrid working arrangement, designed to strike an appropriate balance between the need to have certain personnel working from a Company office and employees’ desires to have the flexibility to work from a remote location.
Governments across the globe are considering tax legislation to help fund the cost of the COVID-19 pandemic response. We continue to monitor these plans and assess the impact on the Company.
In such a dynamic environment, remaining connected with our customers to understand demand and supply impacts on their operations including temporary changes due to weather events, the ongoing pandemic and supply constraints is critical to our success. A summary of our end market performance as of December 31, 2021 and impacts from current economic events are as follows (percentages represent 2021 Consolidated Net Sales by End Market):
Industrial Solutions (34%) – Robust growth in CASE, coupled with renewed demand in our household cleaner business and strong results in our lubricants and metalworking business, delivered revenue growth for Industrial Solutions throughout 2021.
Consumer Solutions (20%) – All submarkets experienced strong growth, led by personal care and food. Personal care saw especially strong revenue growth in perfumes and extracts as we continue to grow our portfolio. Our new supplier partnerships in food strengthened our value proposition with customers, along with strong demand as the economy reopened.
General Industrial (29%) – Chemical manufacturing showed strong revenue growth, due in part to our supply chain capabilities that allow us to meet the needs of these critical manufacturers.
Services & Other Markets (9%) – Our services business pulled back given ongoing supply constraints in the automotive sector, negatively affecting our waste business.
Refining & Chemical Processing (8%) – We experienced strong growth in our upstream and downstream businesses, as higher oil prices accelerated reinvestment within the industry. Upstream is particularly benefited as producers look to extract more value from existing wells until capital is approved for new projects.
See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for further information on our Business and Economic risks.
Executive Summary
Driven by agile commercial execution, chemical price inflation and growing customer demand, Univar Solutions delivered strong year-over-year growth despite constrained inventory and supply and transportation challenges. With a focus on growth, we are continuing to realize the benefits of the Nexeo acquisition and Streamline 2022 program. With the acquisition and system migration completed, we look to continue to leverage our digital investments to drive organic growth through market share capture and margin gains through leverage of our cost structure.
Management is focused on the following financial objectives:
•Organic growth in both the Chemicals and Services channel and the Ingredients and Specialty Chemicals channel;
•Consolidated Adjusted EBITDA growth and corresponding Adjusted EBITDA margin expansion;
•Improvement in net free cash flow conversion;
•Lower leverage ratio; and
•Capital return to shareholders.

Achievement of these objectives are expected through the following operational initiatives:
•Application of a consistent global strategy, while driving local execution;
•Leverage of our global transportation and digital asset footprint;
•Solutions to support suppliers' and customers' ESG objectives;
•Delivery of an effortless experience for customers that drives preference and retention, resulting in market growth;
•Focus on technical and application development offerings;
•Unlocking our global Solutions Centers' value for suppliers and customers; and
•Leverage and expansion of our key supplier relationships, leading to enhanced service to global key customers.
Results of Operations

	Year ended December 31,				Favorable (unfavorable)	% Change
(in millions)	2021		2020
Net sales	$9,535.5	100.0%	$8,265.0	100.0%	$1,270.5	15.4%
Cost of goods sold (exclusive of depreciation)	7,142.3	74.9%	6,262.8	75.8%	(879.5)	14.0%
Operating expenses:
Outbound freight and handling	$403.7	4.2%	$344.4	4.2%	$(59.3)	17.2%
Warehousing, selling and administrative	1,191.8	12.5%	1,022.3	12.4%	(169.5)	16.6%
Other operating expenses, net (1)	107.5	1.1%	89.4	1.1%	(18.1)	20.2%
Depreciation	150.9	1.6%	162.9	2.0%	12.0	(7.4)%
Amortization	52.5	0.6%	60.0	0.7%	7.5	(12.5)%
Impairment charges	3.0	—%	40.2	0.5%	37.2	(92.5)%
Total operating expenses	$1,909.4	20.0%	$1,719.2	20.8%	$(190.2)	11.1%
Operating income	$483.8	5.1%	$283.0	3.4%	$200.8	71.0%
Other (expense) income:
Interest income	$4.3	—%	$2.1	—%	$2.2	104.8%
Interest expense	(101.5)	(1.1)%	(114.5)	(1.4)%	13.0	(11.4)%
Gain (loss) on sale of business	88.2	0.9%	(50.6)	(0.6)%	138.8	N/M
Loss on extinguishment of debt	(2.3)	—%	(1.8)	—%	(0.5)	27.8%
Other income (expense), net (1)	112.7	1.2%	(59.2)	(0.7)%	171.9	N/M
Total other income (expense)	$101.4	1.1%	$(224.0)	(2.7)%	$325.4	N/M
Income before income taxes	$585.2	6.1%	$59.0	0.7%	$526.2	891.9%
Income tax expense	124.6	1.3%	6.1	0.1%	(118.5)	1,942.6%
Net income	$460.6	4.8%	$52.9	0.6%	$407.7	770.7%

(1)For the year ended December 31, 2020, the fair value adjustment for warrants was reclassified to other income (expense), net, from other operating expenses, net, to conform to the current year presentation. Refer to “Note 2: Significant accounting policies” in Item 8 of this Annual Report on Form 10-K for additional information.
Net sales
Net sales increased $1,270.5 million, or 15.4%, for the year ended December 31, 2021. On a constant currency basis, net sales increased by $1,152.5 million or 13.9%. The increase is primarily due to chemical price inflation, operational execution and market share gains, partially offset by the impacts of the Canadian Agriculture wholesale distribution exit and the Distrupol and Canadian Agriculture services divestitures. Refer to the “Analysis of Segment Results” for additional information.
Gross profit (exclusive of depreciation)
Gross profit (exclusive of depreciation) increased $391.0 million, or 19.5%, to $2,393.2 million for the year ended December 31, 2021. On a constant currency basis, gross profit (exclusive of depreciation) increased $362.2 million or 18.1%. The increase in gross profit (exclusive of depreciation) was primarily attributable to chemical price inflation, operational execution and market share gains, partially offset by the effect of the Canadian Agriculture services and Distrupol divestitures. Gross margin increased from 24.2% for the year ended December 31, 2020 to 25.1% for the year ended December 31, 2021. Refer to the “Analysis of Segment Results” for additional information.

Operating Expenses
Outbound freight and handling
Outbound freight and handling expenses increased $59.3 million, or 17.2%, for the year ended December 31, 2021. On a constant currency basis, outbound freight and handling expenses increased $54.5 million, or 15.8%. The increase was primarily due to higher costs to deliver caused by supply chain constraints. Refer to the “Analysis of Segment Results” for additional information.
Warehousing, selling and administrative
Warehousing, selling and administrative expenses ("WS&A") increased $169.5 million, or 16.6%, for the year ended December 31, 2021. On a constant currency basis, WS&A increased $157.5 million or 15.4%. The increase is primarily attributable to higher variable compensation and other operating costs, partially offset by Nexeo net synergies. Refer to the “Analysis of Segment Results” for additional information.
Other operating expenses, net
Other operating expenses, net increased $18.1 million, or 20.2%, for the year ended December 31, 2021. The increase was primarily due to the withdrawal liability related to operating sites exiting the Central States multi-employer pension plan and higher stock-based compensation expense, partially offset by lower restructuring charges. Refer to “Note 6: Other operating expenses, net” in Item 8 of this Annual Report on Form 10-K for additional information.
Depreciation and amortization
Depreciation expense decreased $12.0 million, or 7.4%, for the year ended December 31, 2021, primarily due to certain assets reaching the end of their depreciable lives.
Amortization expense decreased $7.5 million, or 12.5%, for the year ended December 31, 2021, primarily due to certain intangibles reaching the end of their amortizable lives.
Impairment charges
Impairment charges of $3.0 million were recorded in the year ended December 31, 2021 related to property, plant and equipment in connection with the announced closure of certain operating facilities within the USA and Canada segments. Impairment charges of $40.2 million were recorded in the year ended December 31, 2020 related to property, plant and equipment in connection with our decision to cease further investment in, and seek to exit a contract related to, certain technology assets within the Other segment as well as intangibles and property, plant and equipment in connection with the sale of the industrial spill and emergency response businesses within the USA segment and the announced closure of certain production facilities. Refer to “Note 16: Impairment charges” in Item 8 of this Annual Report on Form 10-K for additional information.
Other (expense) income
Interest expense
Interest expense decreased $13.0 million, or 11.4%, for the year ended December 31, 2021, primarily due to lower average outstanding borrowings, as well as lower interest rates. Refer to “Note 18: Debt” in Item 8 of this Annual Report on Form 10-K for additional information.
Gain (loss) on sale of business
A gain of $88.2 million was recorded in the year ended December 31, 2021 related to the sale of the Distrupol business. A loss of $50.6 million was recorded in the year ended December 31, 2020 related to the sale of the industrial spill and emergency response businesses, as well as the Canadian Agriculture services business. The loss also related to a working capital adjustment on the sale of the Environmental Sciences business, which was completed on December 31, 2019. Refer to “Note 4: Discontinued operations and dispositions” in Item 8 of this Annual Report on Form 10-K for additional information.
Loss on extinguishment of debt
Loss on extinguishment of debt of $2.3 million for the year ended December 31, 2021 was driven by the June 2021 debt refinancing and repayment activity and partial prepayment of the Canadian ABL Term Loan. Loss on extinguishment of debt of $1.8 million for the year ended December 31, 2020 was driven by the partial repayment of the Term B-3 Loan due 2024. Refer to “Note 18: Debt” in Item 8 of this Annual Report on Form 10-K for additional information.

Other income (expense), net
Other income (expense), net changed $171.9 million, from an expense of $59.2 million for the year ended December 31, 2020 to an income of $112.7 million for the year ended December 31, 2021. The change was primarily related to pension mark to market gains in the current year compared to losses in the prior year and the fair value adjustment on warrants. Refer to “Note 8: Other income (expense), net” in Item 8 of this Annual Report on Form 10-K for additional information.
Income tax expense
Income tax expense was $124.6 million for the year ended December 31, 2021, resulting in an effective income tax rate of 21.3%. Our effective income tax rate was higher than the US federal statutory rate of 21.0% primarily due to higher rates on foreign earnings, US tax on foreign earnings, US state income taxes and non-deductible employee costs offset by the favorable impact of the Distrupol divestiture.
Income tax expense was $6.1 million for the year ended December 31, 2020, resulting in an effective income tax rate of 10.3%. Our effective income tax rate was lower than the US federal statutory rate primarily due to 2019 return to provision adjustments and the release of valuation allowances on previously non-deductible interest impacted by the CARES Act, offset by US income tax on foreign earnings.
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
We believe certain other financial measures that are not calculated in accordance with US GAAP provide relevant and meaningful information concerning our ongoing operating results. These financial measures include gross profit (exclusive of depreciation), adjusted gross profit (exclusive of depreciation), gross margin and adjusted gross margin. Such non-GAAP financial measures are used from time to time herein but should not be viewed as a substitute for GAAP measures of performance. See “Note 23: Segments” in Item 8 of this Annual Report on Form 10-K and “Analysis of Segment Results” within this Item for additional information.
Analysis of Segment Results
USA

	Year ended December 31,		Favorable (unfavorable)	% Change
(in millions)	2021	2020
Net sales:
External customers	$6,024.0	$5,006.2	$1,017.8	20.3%
Inter-segment	92.1	81.2	10.9	13.4%
Total net sales	$6,116.1	$5,087.4	$1,028.7	20.2%
Cost of goods sold (exclusive of depreciation)	4,578.6	3,829.1	(749.5)	19.6%
Outbound freight and handling	291.0	239.3	(51.7)	21.6%
Warehousing, selling and administrative	748.3	625.8	(122.5)	19.6%
Adjusted EBITDA	$498.2	$393.2	$105.0	26.7%

	Year ended December 31,		Favorable (unfavorable)	% Change
(in millions)	2021	2020
Gross profit (exclusive of depreciation):
Net sales	$6,116.1	$5,087.4	$1,028.7	20.2%
Cost of goods sold (exclusive of depreciation)	4,578.6	3,829.1	(749.5)	19.6%
Gross profit (exclusive of depreciation)	$1,537.5	$1,258.3	$279.2	22.2%
External sales increased $1,017.8 million, or 20.3%, for the year ended December 31, 2021, primarily due to chemical price inflation, operational execution and market share gains.
Gross profit (exclusive of depreciation) increased $279.2 million, or 22.2%, for the year ended December 31, 2021, primarily due to chemical price inflation, operational execution and market share gains. Gross margin increased from 25.1% for the year ended December 31, 2020 to 25.5% for the year ended December 31, 2021, primarily due to chemical price inflation partially offset by input cost inflation.

Outbound freight and handling expenses increased $51.7 million, or 21.6%, for the year ended December 31, 2021, primarily due to higher costs to deliver caused by supply chain constraints.
WS&A increased $122.5 million, or 19.6%, for the year ended December 31, 2021, primarily due to higher variable compensation and other operating costs, partially offset by Nexeo net synergies. WS&A as a percentage of external sales decreased from 12.5% for the year ended December 31, 2020 to 12.4% for the year ended December 31, 2021.
Adjusted EBITDA increased $105.0 million, or 26.7%, for the year ended December 31, 2021, due to higher gross profit (exclusive of depreciation), partially offset by increased WS&A and costs to deliver. Adjusted EBITDA margin increased from 7.9% for the year ended December 31, 2020 to 8.3% for the year ended December 31, 2021, primarily from higher gross margin.
EMEA

	Year ended December 31,		Favorable (unfavorable)	% Change
(in millions)	2021	2020
Net sales:
External customers	$1,971.1	$1,697.1	$274.0	16.1%
Inter-segment	4.3	3.1	1.2	38.7%
Total net sales	$1,975.4	$1,700.2	$275.2	16.2%
Cost of goods sold (exclusive of depreciation)	1,488.6	1,274.4	(214.2)	16.8%
Outbound freight and handling	64.0	56.5	(7.5)	13.3%
Warehousing, selling and administrative	252.2	226.6	(25.6)	11.3%
Adjusted EBITDA	$170.6	$142.7	$27.9	19.6%

	Year ended December 31,		Favorable (unfavorable)	% Change
(in millions)	2021	2020
Gross profit (exclusive of depreciation):
Net sales	$1,975.4	$1,700.2	$275.2	16.2%
Cost of goods sold (exclusive of depreciation)	1,488.6	1,274.4	(214.2)	16.8%
Gross profit (exclusive of depreciation)	$486.8	$425.8	$61.0	14.3%
External sales increased $274.0 million, or 16.1%, for the year ended December 31, 2021. On a constant currency basis, external sales increased $233.7 million, or 13.8%, primarily due to chemical price inflation, operational execution and market share gains, partially offset by the impact of the Distrupol divestiture.
Gross profit (exclusive of depreciation) increased $61.0 million, or 14.3%, for the year ended December 31, 2021. On a constant currency basis, gross profit (exclusive of depreciation) increased $49.5 million, or 11.6% primarily due to chemical price inflation, operational execution and market share gains, partially offset by the impact of the Distrupol divestiture. Gross margin decreased from 25.1% for the year ended December 31, 2020 to 24.7% for the year ended December 31, 2021 primarily from unfavorable changes in pricing from certain essential end markets as compared to the prior year and input cost inflation that led to gross margin compression.
Outbound freight and handling expenses increased $7.5 million, or 13.3%, for the year ended December 31, 2021. On a constant currency basis, outbound freight and handling expenses increased $5.5 million, or 9.7%, primarily due to higher costs to deliver caused by supply chain constraints.
WS&A increased $25.6 million, or 11.3%, for the year ended December 31, 2021. On a constant currency basis, WS&A increased $20.9 million, or 9.2%, primarily due to higher variable compensation and other operating costs, partially offset by the impact of the Distrupol divestiture. WS&A as a percentage of external sales decreased from 13.4% for the year ended December 31, 2020 to 12.8% for the year ended December 31, 2021.
Adjusted EBITDA increased $27.9 million, or 19.6%, for the year ended December 31, 2021. On a constant currency basis, Adjusted EBITDA increased $23.1 million, or 16.2%, due to higher gross profit (exclusive of depreciation), partially offset by increased WS&A and costs to deliver. Adjusted EBITDA margin increased from 8.4% for the year ended December 31, 2020 to 8.7% for the year ended December 31, 2021, primarily from leverage on WS&A.

Canada

	Year ended December 31,		Favorable (unfavorable)	% Change
(in millions)	2021	2020
Net sales:
External customers	$930.0	$1,110.7	$(180.7)	(16.3)%
Inter-segment	4.4	2.5	1.9	76.0%
Total net sales	$934.4	$1,113.2	$(178.8)	(16.1)%
Cost of goods sold (exclusive of depreciation)	701.3	898.1	196.8	(21.9)%
Outbound freight and handling	36.2	38.9	2.7	(6.9)%
Warehousing, selling and administrative	92.7	86.5	(6.2)	7.2%
Adjusted EBITDA	$104.2	$89.7	$14.5	16.2%

	Year ended December 31,		Favorable (unfavorable)	% Change
(in millions)	2021	2020
Gross profit (exclusive of depreciation):
Net sales	$934.4	$1,113.2	$(178.8)	(16.1)%
Cost of goods sold (exclusive of depreciation)	701.3	898.1	196.8	(21.9)%
Gross profit (exclusive of depreciation)	$233.1	$215.1	$18.0	8.4%
External sales decreased $180.7 million, or 16.3%, for the year ended December 31, 2021. On a constant currency basis, external sales decreased $241.2 million, or 21.7%, primarily because of the Canadian Agriculture wholesale distribution exit and the Canadian Agriculture services divestiture, partially offset by increases due to chemical price inflation and operational execution.
Gross profit (exclusive of depreciation) increased $18.0 million, or 8.4%, for the year ended December 31, 2021. On a constant currency basis, gross profit (exclusive of depreciation) increased $2.8 million, or 1.3%, primarily due to chemical price inflation and operational execution, partially offset by the impact of the Canadian Agricultural services divestiture. Gross margin increased from 19.4% for the year ended December 31, 2020 to 25.1% for the year ended December 31, 2021, primarily due to the effects of the Canadian Agricultural wholesale distribution exit and favorable changes in product mix, partially offset by input cost inflation.
Outbound freight and handling expenses decreased $2.7 million, or 6.9% for the year ended December 31, 2021. On a constant currency basis, outbound freight and handling expenses decreased $5.1 million, or 13.1%, primarily due to lower sales volumes from the effects of the Canadian Agriculture wholesale distribution exit and the Canadian Agriculture services divestiture.
WS&A increased $6.2 million, or 7.2%, for the year ended December 31, 2021. On a constant currency basis, WS&A increased $0.2 million, or 0.2%. WS&A as a percentage of external sales increased from 7.8% for the year ended December 31, 2020 to 10.0% for the year ended December 31, 2021.
Adjusted EBITDA increased $14.5 million, or 16.2%, for the year ended December 31, 2021. On a constant currency basis, Adjusted EBITDA increased $7.7 million, or 8.6%, primarily from lower costs to deliver and higher gross profit (exclusive of depreciation). Adjusted EBITDA margin increased from 8.1% for the year ended December 31, 2020 to 11.2% for the year ended December 31, 2021, primarily from higher gross margin.

LATAM

	Year ended December 31,		Favorable (unfavorable)	% Change
(in millions)	2021	2020
Net sales:
External customers	$610.4	$451.0	$159.4	35.3%
Inter-segment	0.7	—	0.7	N/M
Total net sales (1)	$611.1	$451.0	$160.1	35.5%
Cost of goods sold (exclusive of depreciation)	475.3	348.0	(127.3)	36.6%
Outbound freight and handling	12.5	9.7	(2.8)	28.9%
Warehousing, selling and administrative	66.4	50.6	(15.8)	31.2%
Brazil VAT charge (1)	—	0.3	0.3	(100.0)%
Adjusted EBITDA (1)	$56.9	$43.0	$13.9	32.3%

	Year ended December 31,		Favorable (unfavorable)	% Change
(in millions)	2021	2020
Gross profit (exclusive of depreciation):
Net sales	$611.1	$451.0	$160.1	35.5%
Cost of goods sold (exclusive of depreciation)	475.3	348.0	(127.3)	36.6%
Gross profit (exclusive of depreciation) (1)	$135.8	$103.0	$32.8	31.8%
Brazil VAT charge (1)	—	0.4	(0.4)	(100.0)%
Adjusted gross profit (exclusive of depreciation)	$135.8	$103.4	$32.4	31.3%

(1)In 2020, net sales and gross profit (exclusive of depreciation) includes a $0.4 million Brazil VAT charge. The charge of $0.3 million, net of associated fees, is excluded from Adjusted EBITDA in 2020.
External sales increased $159.4 million, or 35.3%, for the year ended December 31, 2021. On a constant currency basis, external sales increased $142.2 million, or 31.5%, primarily due to chemical price inflation, operational execution, market share gains and higher industrial end market demand.
Gross profit (exclusive of depreciation) increased $32.8 million, or 31.8%, for the year ended December 31, 2021. On a constant currency basis, gross profit (exclusive of depreciation) increased $30.8 million, or 29.9%, primarily due to chemical price inflation, operational execution, market share gains and higher industrial end market demand. Gross margin decreased from 22.8% for the year ended December 31, 2020 to 22.2% for the year ended December 31, 2021, primarily from unfavorable changes in pricing from certain essential end markets as compared to the prior year and input cost inflation.
Outbound freight and handling expenses increased $2.8 million, or 28.9%, for the year ended December 31, 2021. On a constant currency basis, outbound freight and handling expenses increased $2.4 million, or 24.7%, primarily due to higher sales volumes.
WS&A increased $15.8 million, or 31.2%, for the year ended December 31, 2021. On constant currency basis, WS&A increased $14.6 million, or 28.9%, primarily due to higher operating costs. As a percentage of external sales, WS&A decreased from 11.2% for the year ended December 31, 2020 to 10.9% for the year ended December 31, 2021.
Adjusted EBITDA increased $13.9 million, or 32.3%, for the year ended December 31, 2021. On a constant currency basis, Adjusted EBITDA increased $13.5 million, or 31.4%, primarily due to higher gross profit (exclusive of depreciation), partially offset by higher WS&A. Adjusted EBITDA margin decreased from 9.5% to 9.3% for the year ended December 31, 2020 when compared to December 31, 2021, primarily from lower gross margin and increased WS&A.
Liquidity and Capital Resources
The Company's primary source of liquidity is cash generated from operations and borrowings under our committed North American and European credit facilities (“facilities”). As of December 31, 2021, liquidity for the Company was $1,021.2 million, comprised of $251.5 million of cash and cash equivalents and $769.7 million available under our credit facilities. These facilities are guaranteed by certain significant subsidiaries and secured by such parties’ eligible trade receivables and inventory with the maximum borrowing capacity under these credit facilities of $1.5 billion and €200 million. Significant reductions in the Company’s trade receivables and inventory would reduce our availability to access liquidity under these facilities. The Company has no active financial maintenance covenants in its credit agreements, however, there is a springing fixed charge coverage ratio (“FCCR”) under the revolving credit facilities of 1.0x, applicable only if availability is less than or equal to 10% of the borrowing capacity. If the FCCR was applicable, the calculation would have been 6.1x as of December 31, 2021.

Our primary liquidity and capital resource needs are to service debt and to finance operating expenses, working capital, capital expenditures, other liabilities including environmental remediation, possible business acquisitions, costs of integration, share repurchases and general corporate purposes. The majority of the Company’s debt obligations mature in 2026 and beyond. Management continues to balance its focus on sales and earnings growth with continuing efforts in cost control and working capital management.
Total debt as of December 31, 2021 was $2,265.0 million, consisting of senior term loans, senior unsecured notes, asset backed loans, finance lease obligations and short-term financing. Access to debt capital markets has historically provided the Company with sources of liquidity beyond normal operating cash flows. We do not anticipate having difficulty in obtaining financing from those markets in the future with our history of favorable results in the debt capital markets and strong relationships with global financial institutions. However, our ability to continue to access the debt capital markets with favorable interest rates and other terms will depend, to a significant degree, on maintaining our current ratings assigned by the credit rating agencies.
We may from time to time refinance or take steps to reduce debt or interest cost. The amount of debt, if any, that may be reduced or refinanced will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations. During 2021, we made a series of prepayments under the Canadian ABL Term Loan and fully extinguished the loan in October using the proceeds from the sale of the Canadian Agriculture services business and cash on hand. On June 3, 2021, the Company entered into the Sixth Amendment to its Credit Agreement, which provided a new Term B-6 Loan facility in an aggregate principal amount of $1.0 billion. The proceeds from the new Term B-6 Loan facility and an incremental borrowing under our existing North American ABL facility were used to repay in full the outstanding Term B-3 Loan facility and satisfy related lending and refinancing fees.
Our defined benefit pension plans had an underfunded status of $122.3 million and $228.9 million as of December 31, 2021 and 2020, respectively. Based on current projections of minimum funding requirements, we expect to make cash contributions of $17.0 million to our defined benefit pension plans in 2022. The timing for any such requirement in future years is uncertain given the implicit uncertainty regarding the future developments of the “Risk Factors” described in Item 1A of this Annual Report on Form 10-K.
We expect our 2022 capital expenditures for maintenance, safety and cost improvements and investments in our digital capabilities to be approximately $130 million to $140 million. Interest payments for 2022 are expected to be $85 million to $95 million. We expect to fund our capital expenditures and our interest payments with cash from operations or cash on hand.
We believe funds provided by our primary sources of liquidity will be adequate to meet our liquidity needs, debt repayment obligations, and capital resource and share repurchase expectations for at least the next 12 months under current operating conditions.
Cash Flows
The following table presents a summary of our cash flow activity:

	Year ended December 31,		Inflow (Outflow)
(in millions)	2021	2020
Net cash provided by operating activities	$290.3	$226.9	$63.4
Net cash provided (used) by investing activities	23.6	(41.3)	64.9
Net cash used by financing activities	(424.6)	(140.0)	(284.6)
Cash Provided by Operating Activities
Cash provided by operating activities increased $63.4 million for the year ended December 31, 2021. The increase was primarily due to higher net income, exclusive of non-cash items, and changes in other, net, partially offset by changes in trade working capital.
The change in net income, exclusive of non-cash items, increased $109.9 million from $390.5 million for the year ended December 31, 2020 to $500.4 million for the year ended December 31, 2021. Cash provided by other, net, increased $254.1 million as compared to the prior year, largely impacted by increased accrued compensation and multi-employer pension plan withdrawal liabilities in 2021, as well as timing differences in other assets and liabilities.
Cash used by trade working capital, which includes trade accounts receivable, net, inventories and trade accounts payable, increased $264.4 million as compared to the prior year. The year-over-year increase in cash used by trade working capital is primarily due to higher trade accounts receivable from increased sales.

Cash Provided (Used) by Investing Activities
Investing cash flows in 2021 included the proceeds of $136.7 million from the sale of Distrupol business, proceeds of $29.0 million from the sale of property, plant and equipment, cash paid of $28.7 million (net of cash acquired of $1.2 million) for the Sweetmix acquisition and capital expenditures of $110.9 million. Investing cash flows in 2020 included proceeds of $39.3 million from the sale of the Canadian Agriculture services business, proceeds of $46.5 million from the sale of property, plant and equipment and capital expenditures of $111.3 million.
Cash Used by Financing Activities
Financing cash flows in 2021 included long term debt issuances of $995.0 million, long-term debt repayments of $1,440.5 million, share repurchases of $50.0 million, net proceeds under revolving credit facilities of $32.4 million and proceeds from the exercise of warrants of $27.1 million. Financing cash flows in 2020 included long-term debt repayments of $205.3 million and net proceeds under revolving credit facilities of $65.5 million.
Contractual Obligations and Commitments
Our contractual obligations and commitments as of December 31, 2021 are as follows:

	Payment Due by Period
(in millions)	Total	2022	2023 - 2024	2025 - 2026	Thereafter
Finance leases(1)	$110.7	$30.5	$39.7	$30.2	$10.3
Long-term debt, including current maturities (2)	2,184.9	14.0	325.9	400.0	1,445.0
Interest (3)	444.8	78.4	158.8	134.9	72.7
Minimum operating lease payments(1)	201.9	52.3	62.5	32.6	54.5
Estimated environmental liability payments	88.1	39.3	19.2	9.9	19.7
Other (4)	116.3	35.6	31.7	18.3	30.7
Total (5)	$3,146.7	$250.1	$637.8	$625.9	$1,632.9

(1)See “Note 22: Leasing” in Item 8 of this Annual Report on Form 10-K for additional information.
(2)See “Note 18: Debt” in Item 8 of this Annual Report on Form 10-K for additional information.
(3)Interest payments on debt are calculated for future periods using interest rates in effect as of December 31, 2021 and obligations on that date. Projected interest payments include the related effects of interest rate swap agreements and cross currency swaps. Certain of these projected interest payments may differ in the future based on changes in floating interest rates, foreign currency fluctuations or other factors or events.
(4)Commitments related to purchase commitments, multi-employer plan withdrawal obligations and acquisitions.
(5)This table excludes our pension and postretirement medical benefit obligations. Based on current projections of minimum funding requirements, we expect to make cash contributions of $17.0 million to our defined benefit pension plans in the year ended December 31, 2022. The timing for any such requirement in future years is uncertain given the implicit uncertainty regarding the future developments of factors described in “Risk Factors” in Item 1A of this Annual Report on Form 10-K and “Note 11: Employee benefit plans” in Item 8 of this Annual Report on Form 10-K.
We expect that we will be able to fund our obligations and commitments with cash flows from operations. To the extent we are unable to fund these obligations and commitments with cash flows from operations, we intend to fund them with proceeds from available borrowing capacity under our ABL Facilities or under future financings.
Off-Balance Sheet Arrangements
With the exception of letters of credit, we had no material off-balance sheet arrangements as of December 31, 2021.
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
Goodwill
Total goodwill as of December 31, 2021 and 2020 was $2,310.4 million and $2,270.4 million, respectively. We perform an annual impairment assessment of goodwill at the reporting unit level each year as of October 1, or more frequently if potential impairment indicators exist. The analysis may include both qualitative and quantitative factors to assess the likelihood of an impairment. The reporting unit’s carrying value used in an impairment test represents the assignment of various assets and liabilities, including corporate allocations, based on the enterprise approach. See "Note 15: Goodwill and intangible assets" in Item 8 of this Annual Report on Form 10-K.
Qualitative factors include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting units. Additionally, as part of this assessment, we may perform a quantitative analysis to support the qualitative factors above by applying sensitivities to assumptions and inputs used in measuring a reporting unit’s fair value.
Our quantitative impairment test considers both the income approach and the market approach to estimate a reporting unit’s fair value. Significant estimates include forecasted EBITDA, market segment growth rates, estimated costs, and discount rates based on a reporting unit's weighted average cost of capital. The use of different assumptions, estimates or judgments could significantly impact the estimated fair value of a reporting unit, and therefore impact a reporting unit's fair value in excess of carrying value assessment.
We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available market data. In the current year, a quantitative assessment was performed on the Canada reporting unit due to the limited headroom of fair value above carrying value noted during the 2020 review. For the 2021 review, the calculated fair value of the Canada reporting unit exceeded its carrying value by a significant margin.
Through qualitative assessments performed on the USA, EMEA, Latin America, and Asia-Pacific reporting units, we concluded that it was more likely than not that each reporting unit’s fair value exceeded its carrying value. As such, quantitative assessments were not performed for these reporting units.
Business Combinations
We allocate the purchase price paid for assets acquired and liabilities assumed in connection with our acquisitions based on their estimated fair values at the time of acquisition. This allocation involves a number of assumptions, estimates and judgments in determining the fair value, as of the acquisition date, of the following:
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
Our assumptions and estimates are based upon comparable market data and information obtained from our management and the management of the acquired companies. We allocate goodwill to the reporting units that are expected to benefit from the business combination.
Environmental Liabilities
We recognize environmental liabilities for probable and reasonably estimable losses associated with environmental remediation. The estimated environmental liability includes incremental direct costs of investigations, remediation efforts and post-remediation monitoring. The total environmental reserve at December 31, 2021 and 2020 was $88.1 million and $79.6 million, respectively. See “Note 21: Commitments and contingencies” in Item 8 of this Annual Report on Form 10-K.
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
Defined Benefit Pension and Other Postretirement Obligations
We sponsor defined benefit pension plans in the US and other countries. The valuation for these plans depends on assumptions made by management, which are used by actuaries we engage to calculate the projected and accumulated benefit obligations and the annual expense recognized for these plans. These assumptions include discount rates, expected return on assets, mortality and retirement rates, and for certain plans, rates for compensation increases. Actual experience different from those estimated assumptions can result in the recognition of gains and losses in earnings, as our accounting policy is to recognize changes in the fair value of plan assets and projected benefit obligation in the fourth quarter of each year (the “mark to market” adjustment), unless an earlier remeasurement is required. We recorded a mark to market gain of $75.9 million for the year ended December 31, 2021 and a mark to market loss of $52.6 million for the year ended December 31, 2020. See “Note 11: Employee benefit plans” in Item 8 of this Annual Report on Form 10-K for additional information.
Due to the phasing out of benefits under our postretirement plans, changes in assumptions have an immaterial effect on the obligation.
A change in the assumed discount rate and return on plan assets rate would have the following effects:

		Increase (decrease) in
(in millions)	Percentage Change	2022 Net Benefit Cost	2021 Pension Benefit Obligation
Discount rate	25 bps decrease	$(2.1)	$48.2
Discount rate	25 bps increase	1.9	(45.6)
Expected return on plan assets	100 bps decrease	10.3	N/A
Expected return on plan assets	100 bps increase	(10.3)	N/A
Income Taxes
The Company is subject to income taxes in the jurisdictions in which it sells products and earns revenues. We record income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the future tax consequences to temporary differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or paid. A reduction of the carrying values of deferred tax assets by a valuation allowance is required if, based on the available evidence, it is more likely than not that such assets will not be realized. In evaluating our ability to realize deferred tax assets, in full or in part, we considered all available positive and negative evidence, including past operating results, forecasted and appropriate character of future taxable income, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused and feasible tax strategies. We have a valuation allowance on certain deferred tax assets, primarily related to foreign tax credits and net operating loss carry forwards.
Recently Issued Accounting Pronouncements
See “Note 2: Significant accounting policies” in Item 8 of this Annual Report on Form 10-K.
Non-GAAP Financial Measures
We monitor the results of our reportable segments separately for the purposes of making decisions about resource allocation and performance assessment, and evaluate performance using Adjusted EBITDA. Additionally, the Company uses Adjusted EBITDA in setting performance incentive targets to align management compensation measurement with operational performance.
We define Adjusted EBITDA as the sum of consolidated net income (loss), net income from discontinued operations, net interest expense, income tax expense, depreciation, amortization, impairment charges, (gain) loss on sale of business, loss on extinguishment of debt, other operating expenses, net, and other income (expense), net (see “Note 6: Other operating expenses, net” and “Note 8: Other income (expense), net” in Item 8 of this Annual Report on Form 10-K for additional information). Adjusted EBITDA also includes an adjustment to remove a Brazil VAT charge for 2020 and in 2019, inventory step-up adjustment and Brazil VAT recovery. For a reconciliation of the non-GAAP financial measures to its most comparable GAAP measure, see below and “Analysis of Segment Results” within this Item.
We believe that other financial measures, as defined below, that do not comply with US GAAP provide relevant and meaningful information concerning the ongoing and future operating results of the Company.
•Adjusted EBITDA margin: Adjusted EBITDA divided by external sales on a segment level and by net sales on a consolidated level;
•Gross profit (exclusive of depreciation): net sales less cost of goods sold (exclusive of depreciation);
•Adjusted gross profit (exclusive of depreciation): net sales less cost of goods sold (exclusive of depreciation) plus inventory step-up adjustment and Brazil VAT charge (recovery), as applicable;
•Gross margin: gross profit (exclusive of depreciation) divided by external sales on a segment level and by net sales on a consolidated level;
•Adjusted gross margin: adjusted gross profit (exclusive of depreciation) divided by external sales on a segment level and by net sales on a consolidated level;
•Net free cash flow conversion: net cash provided by operating activities, less capital expenditures divided by Adjusted EBITDA;

•Leverage Ratio: total net debt divided by last twelve months (“LTM”) Adjusted EBITDA; and
•Net Debt: total short-term and long-term debt plus short-term financing less cash and cash equivalents.
The Company evaluates its results of operations on both an as reported and a constant currency basis. The constant currency presentation is a non-GAAP financial measure, which excludes the impact of fluctuations in foreign currency exchange rates. The Company believes providing information on a constant currency basis provides valuable supplemental information regarding its results of operations, consistent with how it evaluates its performance. The Company calculates constant currency percentages and other information by converting its financial results in local currency for a period using the average exchange rate for the prior period to which it is comparing.
The non-GAAP financial measures noted above are not calculated in accordance with GAAP and should not be considered a substitute for net income or any other measure of financial performance presented in accordance with GAAP. They are included as a complement to results provided in accordance with GAAP because management believes these non-GAAP financial measures help investors’ ability to analyze underlying trends in the Company’s business, evaluate its performance relative to other companies in its industry and provide useful information to both management and investors by excluding certain items that may not be indicative of the Company’s core operating results. Additionally, other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
The following is a quantitative reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net income (loss):

	Year ended December 31,
(in millions)	2021	2020	2019
Net income (loss)	$460.6	$52.9	$(100.2)
Net income from discontinued operations	—	—	(5.4)
Depreciation	150.9	162.9	155.0
Amortization	52.5	60.0	59.7
Interest expense, net	97.2	112.4	139.5
Income tax expense from continuing operations	124.6	6.1	104.5
EBITDA	$885.8	$394.3	$353.1
Other operating expenses, net (1)	107.5	89.4	291.2
Other (income) expense, net (2)	(112.7)	59.2	77.5
Impairment charges	3.0	40.2	7.0
(Gain) loss on sale of business	(88.2)	50.6	(41.4)
Loss on extinguishment of debt	2.3	1.8	19.8
Brazil VAT charge (recovery)	—	0.3	(8.3)
Inventory step-up adjustment	—	—	5.3
Adjusted EBITDA	$797.7	$635.8	$704.2

(1)Refer to "Note 6: Other operating expenses, net" in Item 8 of this Annual Report on Form 10-K for more information.
(2)Refer to "Note 8: Other income (expense), net" in Item 8 of this Annual Report on Form 10-K for more information.

The following is a quantitative reconciliation of gross profit (exclusive of depreciation):

	Year ended December 31,
(in millions)	2021	2020	2019
Net sales	$9,535.5	$8,265.0	$9,286.9
Cost of goods sold (exclusive of depreciation)	7,142.3	6,262.8	7,146.1
Gross profit (exclusive of depreciation)	$2,393.2	$2,002.2	$2,140.8

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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. Under our hedging policy, we seek to maintain an appropriate amount of fixed-rate debt obligations, either directly or effectively through interest rate derivative contracts that fix the interest rate payable on all or a portion of our floating rate debt obligations. We assess the anticipated mix of the fixed versus floating amount of debt once a year, in connection with our annual budgeting process, with the purpose of hedging variability of interest expense and interest payments on our variable rate bank debt and maintaining a mix of both fixed and floating rate debt. As of December 31, 2021, approximately 76% of our debt was fixed rate after consideration of interest rate swap contracts.
Below is a chart showing the sensitivity of both a 100 basis point and 200 basis point increase in interest rates (including the impact of derivatives), with other variables held constant on our earnings before tax.

(in millions)	Year ended December 31, 2021
100 basis point increase in variable interest rates	$5.4
200 basis point increase in variable interest rates	10.9
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
The majority of our currency risk arising on cash, accounts receivable, accounts payable and loan balances denominated in currencies other than those which we record the financial results for a business operation stem from exposures to the US dollar, euro or British pound sterling. The following table illustrates the sensitivity of our 2021 consolidated earnings before income taxes (including the impact of foreign currency derivative instruments), to a 10% increase in the value of the US dollar, euro, and British pound sterling with all other variables held constant.

(in millions)	Year ended December 31, 2021
10% strengthening of US dollar	$(2.3)
10% strengthening of euro	3.2
10% strengthening of British pound sterling	(1.1)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Univar Solutions Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Univar Solutions Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Environmental Liabilities
Description of the Matter
At December 31, 2021, the Company’s environmental liability balance was $88.1 million. As discussed in Note 21 of the consolidated financial statements, the Company is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively “environmental remediation work”) at approximately 127 locations. In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; changes in the scope of the remediation; the interpretation, application and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of the Company’s involvement at various sites for which the Company is allegedly associated.

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

To test the accrual for environmental liabilities, we involved our specialist to assist us in evaluating the reasonableness of the Company’s calculation and underlying assumptions. We performed audit procedures that included, among others, assessing key methodologies and testing the significant assumptions and the underlying data used by management. For example, we tested the site’s current remediation status and remediation strategy, which included an analysis of the site’s remediation timeline, regulatory requirements, remediation actions and related technologies and eligibility for discounting. In addition, we performed a search of various data sources for any unidentified environmental liabilities for which the Company may be liable.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2010.
Chicago, Illinois
February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Univar Solutions Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Univar Solutions Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Univar Solutions Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 25, 2022 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP
Chicago, Illinois
February 25, 2022

UNIVAR SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in millions, except per share data)	2021	2020	2019
Net sales	$9,535.5	$8,265.0	$9,286.9
Cost of goods sold (exclusive of depreciation)	7,142.3	6,262.8	7,146.1
Operating expenses:
Outbound freight and handling	$403.7	$344.4	$364.8
Warehousing, selling and administrative	1,191.8	1,022.3	1,068.8
Other operating expenses, net (1)	107.5	89.4	291.2
Depreciation	150.9	162.9	155.0
Amortization	52.5	60.0	59.7
Impairment charges	3.0	40.2	7.0
Total operating expenses	$1,909.4	$1,719.2	$1,946.5
Operating income	$483.8	$283.0	$194.3
Other income (expense):
Interest income	$4.3	$2.1	$7.7
Interest expense	(101.5)	(114.5)	(147.2)
Gain (loss) on sale of business	88.2	(50.6)	41.4
Loss on extinguishment of debt	(2.3)	(1.8)	(19.8)
Other income (expense), net (1)	112.7	(59.2)	(77.5)
Total other income (expense)	$101.4	$(224.0)	$(195.4)
Income (loss) before income taxes	$585.2	$59.0	$(1.1)
Income tax expense from continuing operations	124.6	6.1	104.5
Net income (loss) from continuing operations	$460.6	$52.9	$(105.6)
Net income from discontinued operations	$—	$—	$5.4
Net income (loss)	$460.6	$52.9	$(100.2)

Income (loss) per common share:
Basic from continuing operations	$2.71	$0.31	$(0.64)
Basic from discontinued operations	—	—	0.03
Basic income (loss) per common share	$2.71	$0.31	$(0.61)
Diluted from continuing operations	$2.69	$0.31	$(0.64)
Diluted from discontinued operations	—	—	0.03
Diluted income (loss) per common share	$2.69	$0.31	$(0.61)

Weighted average common shares outstanding:
Basic	170.2	169.0	164.1
Diluted	171.4	169.8	164.1

(1)For the years ended December 31, 2020 and 2019, the fair value adjustment for warrants was reclassified to other income (expense), net, from other operating expenses, net, to conform to the current year presentation. Refer to “Note 2: Significant accounting policies” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

UNIVAR SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
(in millions)	2021	2020	2019
Net income (loss)	$460.6	$52.9	$(100.2)
Other comprehensive income (loss), net of tax:
Impact due to adoption of ASU 2018-02(1)	$—	$—	$(3.2)
Foreign currency translation	5.0	(10.7)	22.8
Pension and other postretirement benefits adjustment	(2.5)	20.2	0.1
Derivative financial instruments	21.9	(17.3)	(25.8)
Total other comprehensive income (loss), net of tax	$24.4	$(7.8)	$(6.1)
Comprehensive income (loss)	$485.0	$45.1	$(106.3)

(1)Adjusted due to the adoption of Accounting Standards Update (“ASU”) 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” on January 1, 2019.

The accompanying notes are an integral part of these consolidated financial statements.

UNIVAR SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except per share data)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$251.5	$386.6
Trade accounts receivable, net of allowance for doubtful accounts of $15.8 and $17.2 at December 31, 2021 and 2020, respectively.	1,539.5	1,239.8
Inventories	932.2	674.0
Prepaid expenses and other current assets	169.1	151.5
Total current assets	$2,892.3	$2,451.9
Property, plant and equipment, net	$1,031.0	$1,065.7
Goodwill	2,310.4	2,270.4
Intangible assets, net	211.7	251.9
Deferred tax assets	29.4	29.6
Other assets	303.0	285.5
Total assets	$6,777.8	$6,355.0
Liabilities and stockholders’ equity
Current liabilities:
Short-term financing	$—	$2.1
Trade accounts payable	1,009.3	765.1
Current portion of long-term debt	41.5	163.5
Accrued compensation	196.4	102.2
Other accrued expenses	420.4	374.1
Total current liabilities	$1,667.6	$1,407.0
Long-term debt	$2,223.5	$2,477.1
Pension and other postretirement benefit liabilities	211.7	308.8
Deferred tax liabilities	56.1	39.3
Other long-term liabilities	326.4	330.5
Total liabilities	$4,485.3	$4,562.7
Stockholders’ equity:(1)
Common stock	$1.7	$1.7
Additional paid-in capital	3,048.5	2,983.3
Treasury Stock	(50.0)	—
Accumulated deficit	(345.0)	(805.6)
Accumulated other comprehensive loss	(362.7)	(387.1)
Total stockholders’ equity	$2,292.5	$1,792.3
Total liabilities and stockholders’ equity	$6,777.8	$6,355.0

(1)Preferred stock, 200.0 million shares authorized at $0.01 par value with no shares issued or outstanding as of December 31, 2021 and 2020, respectively. Common stock, 2.0 billion shares authorized at $0.01 par value with 169.4 million and 169.3 million shares outstanding at December 31, 2021 and 2020, respectively. Shares outstanding are net of treasury stock of 1.8 million at December 31, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

UNIVAR SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in millions)	2021	2020	2019
Operating activities:
Net income (loss)	$460.6	$52.9	$(100.2)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	203.4	222.9	214.7
Impairment charges	3.0	40.2	7.0
Amortization of deferred financing fees and debt discount	6.2	6.5	8.9
(Gain) loss on sale of business	(88.2)	50.6	(41.4)
Gain on sale of property, plant and equipment and other assets	(10.1)	(23.7)	(9.9)
Pension mark to market (gain) loss	(75.9)	52.8	50.4
Loss on extinguishment of debt	2.3	1.8	13.1
Deferred income taxes	6.4	(32.4)	24.3
Stock-based compensation expense	25.4	14.5	25.1
Fair value adjustment for warrants (1)	(33.8)	0.8	7.0
Other	1.1	3.6	3.0
Changes in operating assets and liabilities:
Trade accounts receivable, net	(328.6)	(66.0)	197.0
Inventories	(270.2)	126.0	69.0
Prepaid expenses and other current assets	(35.0)	1.2	54.3
Trade accounts payable	255.1	(139.3)	(70.9)
Other, net (1)	168.6	(85.5)	(87.5)
Net cash provided by operating activities	$290.3	$226.9	$363.9
Investing activities:
Purchases of property, plant and equipment	$(110.9)	$(111.3)	$(122.5)
Purchases of businesses, net of cash acquired	(28.7)	(4.6)	(1,201.0)
Proceeds from sale of property, plant and equipment and other assets	29.0	46.5	54.8
Proceeds from sale of business	136.5	37.3	838.3
Other	(2.3)	(9.2)	(2.7)
Net cash provided (used) by investing activities	$23.6	$(41.3)	$(433.1)
Financing activities:
Proceeds from the issuance of long-term debt, net	$995.0	$—	$1,845.8
Payments on long-term debt and finance lease obligations	(1,440.5)	(205.3)	(1,545.9)
Net proceeds under revolving credit facilities	32.4	65.5	7.2
Financing fees paid	(1.0)	—	(7.9)
Taxes paid related to net share settlements of stock-based compensation awards	(2.6)	(2.9)	(2.8)
Reacquired shares	(50.0)	—	—
Stock option exercises	13.4	1.1	6.6
Proceeds from the exercise of warrants	27.1	—	—
Other	1.6	1.6	(7.8)
Net cash (used) provided by financing activities	$(424.6)	$(140.0)	$295.2
Effect of exchange rate changes on cash and cash equivalents	$(24.4)	$10.7	$(17.3)
Net (decrease) increase in cash and cash equivalents	(135.1)	56.3	208.7
Cash and cash equivalents at beginning of period	386.6	330.3	121.6
Cash and cash equivalents at end of period	$251.5	$386.6	$330.3
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$98.0	$51.3	$42.5
Interest, net of capitalized interest	88.0	104.7	146.1
Non-cash activities:
Fair value of common stock issued for acquisition of business	$—	$—	$613.8
Other liabilities related to the acquisition of business	23.0	—	—
Additions of property, plant and equipment included in trade accounts payable and other accrued expenses	14.8	5.5	9.8
Additions of property, plant and equipment under a finance lease obligation	31.8	61.4	23.3
Additions of assets under an operating lease obligation	63.1	62.1	25.5

(1)For the years ended December 31, 2020 and 2019, the amount included in fair value adjustment for warrants, which was previously included in other, net, is now presented separately to conform to the current year presentation. Refer to “Note 2: Significant accounting policies” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

UNIVAR SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions)	Common stock	Additional paid-in capital	Treasury Stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance, January 1, 2019	$1.4	$2,325.0	$—	$(761.5)	$(373.2)	$1,191.7
Impact due to adoption of ASU (1)	—	—	—	3.2	(3.2)	—
Net loss	—	—	—	(100.2)	—	(100.2)
Foreign currency translation adjustment, net of tax $4.9	—	—	—	—	22.8	22.8
Pension and other postretirement benefits adjustment, net of tax $0.0	—	—	—	—	0.1	0.1
Derivative financial instruments, net of tax $7.0	—	—	—	—	(25.8)	(25.8)
Common stock issued for the Nexeo acquisition	0.3	649.0	—	—	—	649.3
Shares canceled	—	(35.5)	—	—	—	(35.5)
Tax withholdings related to net share settlements of stock-based compensation awards	—	(2.8)	—	—	—	(2.8)
Stock option exercises	—	6.6	—	—	—	6.6
Employee stock purchase plan	—	1.4	—	—	—	1.4
Stock-based compensation	—	25.1	—	—	—	25.1
Other	—	0.1	—	—	—	0.1
Balance, December 31, 2019	$1.7	$2,968.9	$—	$(858.5)	$(379.3)	$1,732.8
Net income	—	—	—	52.9	—	52.9
Foreign currency translation adjustment, net of tax $(4.7)	—	—	—	—	(10.7)	(10.7)
Pension and other postretirement benefits adjustment, net of tax $(4.7) (2)	—	—	—	—	20.2	20.2
Derivative financial instruments, net of tax $7.9	—	—	—	—	(17.3)	(17.3)
Tax withholdings related to net share settlements of stock-based compensation awards	—	(2.9)	—	—	—	(2.9)
Stock option exercises	—	1.1	—	—	—	1.1
Employee stock purchase plan	—	1.5	—	—	—	1.5
Stock-based compensation	—	14.5	—	—	—	14.5
Other	—	0.2	—	—	—	0.2
Balance, December 31, 2020	$1.7	$2,983.3	$—	$(805.6)	$(387.1)	$1,792.3
Net Income	—	—	—	460.6	—	460.6
Foreign currency translation adjustment	—	—	—	—	5.0	5.0
Pension and other postretirement benefits adjustment, net of tax $0.6	—	—	—	—	(2.5)	(2.5)
Derivative financial instruments, net of tax $(7.8)	—	—	—	—	21.9	21.9
Common stock issued upon exercise of warrants	—	26.8	—	—	—	26.8
Tax withholdings related to net share settlements of stock-based compensation awards	—	(2.6)	—	—	—	(2.6)
Stock option exercises	—	13.4	—	—	—	13.4
Employee stock purchase plan	—	1.5	—	—	—	1.5
Stock-based compensation	—	25.4	—	—	—	25.4
Reacquired shares	—	—	(50.0)	—	—	(50.0)
Other	—	0.7	—	—	—	0.7
Balance, December 31, 2021	$1.7	$3,048.5	$(50.0)	$(345.0)	$(362.7)	$2,292.5

(1)Adjusted due to the adoption of ASU 2018-02 “Income Statement - Reporting Comprehensive Income” on January 1, 2019.
(2)Includes $25.0 million pre-tax adjustment related to plan amendment on the United Kingdom (UK) pension plan.

Supplemental share information	December 31,
	2021		2020		2019
	Common Stock	Treasury Stock	Common Stock	Treasury Stock	Common Stock	Treasury Stock
Shares, beginning of year	169,254,336	—	168,704,215	—	141,689,155	—
Stock option exercises	609,664	—	63,353	—	349,845	—
Restricted stock units vested	424,091	—	558,092	—	392,940	—
Employee stock purchase plan	61,184	—	88,588	—	64,740	—
Shares issued for Nexeo acquisition	—	—	—	—	27,861,629	—
Reacquired shares	—	(1,832,385)	—	—		—
Common stock issued upon exercise of warrants	973,717	—	—	—		—
Tax withholding related to net share settlements of stock-based compensation awards	(123,054)	—	(159,912)	—	(129,094)	—
Shares canceled	—	—	—	—	(1,525,000)	—
Shares, end of year	171,199,938	(1,832,385)	169,254,336	—	168,704,215	—
The accompanying notes are an integral part of these consolidated financial statements.

UNIVAR SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2021 AND 2020 AND
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
1. Nature of operations
Headquartered in Downers Grove, Illinois, Univar Solutions is a leading global commodity and specialty chemical and ingredient distributor and provider of value-added services to customers across a wide range of industries. The Company’s four reportable segments, defined as USA, EMEA, Canada and LATAM, represent the geographic areas under which the Company operates and manages its business. LATAM includes certain developing businesses in Latin America and the Asia-Pacific region.

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
Beginning in 2021, the Company recorded the change in the fair value of the warrants related to the 2019 Nexeo acquisition in other income (expense), net to properly reflect the non-operating nature of the warrant liability. The Company reclassified the change in the fair value of the warrants in the consolidated statement of operations for the years ended December 31, 2020 and 2019 from other operating expenses, net to other income (expense), net to conform to the current period presentation. In addition, on the Company's consolidated statement of cash flows for the years ended December 31, 2020 and 2019, the change in fair value adjustments for warrants is now presented separately as fair value adjustments for warrants, which was previously included in other, net, to conform to the current year presentation. As of December 31, 2021, the Company has no outstanding warrants.
Certain other amounts in the prior years’ consolidated financial statements and notes have been reclassified to conform to the current year presentation.
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
Certain of the Company’s subsidiaries participate in a multi-currency, notional cash pooling arrangement with a third-party bank provider in order to help manage its global liquidity requirements (the “Notional Cash Pool”). Under the Notional Cash Pool, cash deposited by participating subsidiaries is pledged as security against the overdraft balances of other participating subsidiaries, providing legal rights of offset. As a result, the balances are presented on a net basis within cash and cash equivalents in the consolidated balance sheets. As of December 31, 2021, the net cash position of the Notional Cash Pool was $43.2 million, which consisted of a gross cash balance of $146.0 million less a bank overdraft balance of $102.8 million. As of December 31, 2020, the net cash position of the Notional Cash Pool was $52.7 million, which consisted of a gross cash balance of $89.7 million less a bank overdraft balance of $37.0 million.
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

Changes in the allowance for doubtful accounts are as follows:

(in millions)	2021	2020	2019
Balance as of January 1	$17.2	$12.9	$11.2
Provision for credit losses	6.9	9.3	5.1
Write-offs	(8.1)	(4.4)	(3.4)
Recoveries	—	0.1	0.4
Dispositions	—	(0.5)	—
Foreign exchange	(0.2)	(0.2)	(0.4)
Balance as of December 31	$15.8	$17.2	$12.9
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
The Company evaluates the useful life and carrying value of property, plant and equipment for impairment if an event occurs or circumstances change that would indicate the carrying value may not be recoverable. If the carrying amount of the asset group is not recoverable on an undiscounted cash flow basis, an impairment loss is recognized to the extent the asset group's carrying amount exceeds its estimated fair value.
Goodwill and intangible assets
Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations. Goodwill is tested for impairment annually as of October 1, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s reporting units are USA, EMEA, Canada, Latin America and Asia-Pacific.
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
The Company records valuation allowances to reduce deferred tax assets to the extent it believes it is more likely than not that such assets will not be realized. In making such determinations, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, forecasted and appropriate character of future taxable income, our experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and the ability to carry back losses to prior years.
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
Defined benefit plans
The Company sponsors several defined benefit plans and recognizes actuarial gains or losses, known as “mark to market” adjustments, as of the December 31 measurement date. The mark to market adjustments primarily include gains and losses resulting from changes in discount rates and the difference between the expected and actual rate of return on plan assets. Settlement gains and losses are recognized in the period in which the settlement occurs.
The fair value of plan assets is used to calculate the expected return on assets component of the net periodic benefit cost.
Leases
At the commencement date of a lease, the Company recognizes a liability to make lease payments and an asset representing the right to use the underlying asset during the lease term. The lease liability is measured at the present value of lease payments over the lease term, including variable fees that are known or subject to a minimum floor. The lease liability includes lease component fees, while non-lease component fees are expensed as incurred for all asset classes. When a contract excludes an implicit rate, the Company utilizes an incremental borrowing rate based on information available at the lease commencement date including, lease term and geographic region. The initial valuation of the right-of-use asset includes the initial measurement of the lease liability, lease payments made in advance of the lease commencement date and initial direct costs incurred by the Company and excludes lease incentives.
Leases with an initial term of 12 months or less are classified as short-term leases and are not recorded on the consolidated balance sheets. The lease expense for short-term leases is recognized on a straight-line basis over the lease term.
Legal costs
Legal costs are expensed as incurred.
Environmental liabilities
Environmental liabilities are recognized for probable and reasonably estimable losses associated with environmental remediation. Incremental direct costs of the investigation, remediation effort and post-remediation monitoring are included in the estimated environmental liabilities. The Company discounts environmental liabilities if the liability and the respective payment streams are fixed or reliably determinable. Expected cash outflows related to environmental remediation for the next 12 months and amounts for which the timing is uncertain are reported as current within other accrued expenses in the consolidated balance sheets. The long-term portion of environmental liabilities is reported within other long-term liabilities in the consolidated balance sheets. Environmental remediation expenses are included within warehousing, selling and administrative expenses in the consolidated statements of operations, unless associated with disposed operations, in which case such expenses are included in other operating expenses, net.
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
Crop Sciences
The Company generated revenue when control for products transferred to customers. The amount of consideration recorded varied due to price movements and rights granted to customers to return product. Customer payment terms often extended through a growing season, which was up to six months.
Beginning in 2021, crop sciences is no longer a revenue stream due to actions taken by the Company within the Canada segment in 2020.
Foreign currency translation
Assets and liabilities of foreign subsidiaries are translated into US dollars at period-end exchange rates. Income and expense accounts of foreign subsidiaries are translated into US dollars at the average exchange rates for the period. The net exchange gains and losses arising from translation are reflected as a component of currency translation within AOCI.
Transaction gains and losses are recognized in other income (expense), net in the consolidated statements of operations. Transaction gains and losses relating to intercompany borrowings that are an investment in a foreign subsidiary are reflected as a component of currency translation within AOCI in stockholders’ equity.
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
Share repurchases
In October 2021, the Company’s Board of Directors authorized a share repurchase program of up to $500.0 million of its outstanding common stock, which expires in October 2026. During the fourth quarter of 2021, the Company reacquired 1,832,385 shares of its common stock, with $450.0 million remaining in its repurchase authorization at December 31, 2021.
The Company records treasury stock purchases at cost.
Fair value
Certain assets and liabilities are required to be recorded at fair value. The estimated fair values of those assets and liabilities have been determined using market information and valuation methodologies. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. There are three levels of inputs and a net asset value (“NAV”) practical expedient that may be used to measure fair value:

Level 1	Quoted prices for identical instruments in active markets.

Level 2
Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuation in which all significant inputs and significant value drivers are observable in active markets.

Level 3	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

NAV	As a practical expedient, certain investments are measured at fair value based on the NAV per share (or equivalent), due to the absence of readily available market price, and are excluded from the fair value hierarchy.

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
For derivatives designated as cash flow hedges, changes in the fair value of the derivative are recorded to AOCI and are reclassified to earnings when the underlying forecasted transaction affects earnings. For contracts designated as cash flow hedges, the Company reassesses the probability of the underlying forecasted transactions occurring on a quarterly basis. For derivatives not designated as hedging instruments, all changes in fair value are recorded to earnings in the current period.
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
The Company considers restricted stock awards to be participating securities, since holders of such shares have non-forfeitable dividend rights in the event we declare a common stock dividend.
Recently issued and adopted accounting pronouncements
In January 2021, the Company adopted ASU 2019-12 “Income Taxes” (Topic 740) – “Simplifying the Accounting for Income Taxes,” which clarifies and simplifies the accounting for income taxes by eliminating certain exceptions for intra-period tax allocation principles, updating the methodology for calculating income tax rates in an interim period and aligning the recognition of deferred taxes for outside basis differences in an investment, among other updates. The adoption did not have a material impact to the Company’s financial statements and disclosures.
In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform” (Topic 848) – “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for applying US GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform from currently referenced rates, such as LIBOR, to alternative rates. In January 2021, the FASB issued ASU 2021-01 "Reference Rate Reform" (Topic 848) that clarifies the scope of ASU 2020-04. The Company adopted the ASU's in December 2021 with prospective application, which did not impact the current period financial results.
Accounting pronouncements issued but not yet adopted
In October 2021, the FASB issued ASU 2021-08 “Business Combinations” (Topic 805) – “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 (Revenue from Contracts with Customers). The Company expects to adopt this guidance effective January 1, 2023 and is currently determining the impacts of the guidance on its consolidated financial statements.
In November 2021, the FASB issued ASU 2021-10 “Government Assistance” (Topic 832) – “Disclosures by Business Entities about Government Assistance,” which aims to increase the transparency of government assistance and grants. The ASU requires additional annual disclosures pertaining to the types of received government assistance, accounting for the transactions, and the related impacts on the reported financial results. The Company expects to adopt this guidance effective December 31, 2022 and is currently determining the impacts of the guidance on its consolidated financial statements and disclosures.

3. Business combinations
The Company makes acquisitions of certain businesses from time to time that are aligned with its strategic intent with respect to, among other factors, growth markets and adjacent product lines or technologies. Goodwill resulting from business combinations is largely attributable to the existing workforce of the acquired businesses and synergies expected to arise after the Company's acquisition of these businesses.
Sweetmix Distribuidora de Materias Primas Industriais Ltda
On December 1, 2021, the Company acquired Sweetmix, a food ingredients and CASE specialty chemical distribution company in Brazil. The acquisition price was $52.9 million, inclusive of $28.7 million of cash paid (net of cash acquired of $1.2 million) upon closing with the remaining $23.0 million to be paid over the next five years. The acquisition of Sweetmix significantly enhances the Company’s specialty food ingredients offering in Latin America and also enhances the Company’s position in the local CASE market.
The Company recorded a preliminary purchase price allocation consisting of the following significant assets and liabilities:

(in millions)	December 1, 2021
Trade accounts receivable, net	$15.6
Inventories	8.5
Prepaid expenses and other current assets	2.6
Goodwill	33.8
Intangible assets, net	13.3
Trade accounts payable	(16.6)
Deferred tax liabilities	(4.5)
Other non-significant assets and liabilities, net	(1.0)
Purchase consideration, net of cash	$51.7
The goodwill is included in the LATAM segment and is not expected to be deductible for income tax purposes. The identified intangible assets relate to customer relationships that will be amortized over a period of eight years. The operating results subsequent to the acquisition date did not have a significant impact on the consolidated financial statements of the Company. The initial accounting for this acquisition is preliminary and subject to valuation adjustments.
Zhuhai Techi Chem Silicone Industry Corporation
On December 18, 2020, the Company completed the acquisition of the specialty silicone solutions business of Techi Chem, a leading distributor of specialty silicone solutions used primarily for the CASE market within the China marketplace. The acquisition of Techi Chem enhances the Company’s ability to bring differential value to customers and suppliers within the CASE market.
The purchase price of $6.8 million was comprised of $4.6 million cash paid and $2.2 million of contingent consideration liabilities. The Company acquired $2.7 million of intangible assets and $1.3 million of other insignificant assets and liabilities. The acquisition resulted in the recognition of $2.8 million of goodwill, inclusive of a $0.7 million goodwill purchase price adjustment recognized in the first quarter of 2021, in the LATAM segment. The recognized goodwill is not deductible for income tax purposes. The identified intangible assets were related to customer relationships that will be amortized over a period of eight years. The operating results subsequent to the acquisition date did not have a significant impact on the consolidated financial statements of the Company. The accounting for this acquisition was complete as of March 31, 2021.
Nexeo Solutions
On February 28, 2019, the Company completed the acquisition of 100% of the equity interest of Nexeo Solutions, Inc., a leading global chemicals and plastics distributor. The acquisition expanded and strengthened Univar Solutions’ presence in North America and provided expanded opportunities to create the largest North American sales force in chemical and ingredients distribution and the broadest product offering.
The total purchase price of the acquisition was $1,814.8 million, comprised of $1,201.0 million of cash paid (net of cash acquired of $46.8 million) and $613.8 million of newly issued shares of Univar Solutions common stock, which represented approximately 26.4 million shares, based on Univar Solutions’ closing stock price of $23.29 on February 27, 2019.
The cash portion of the purchase price, acquisition related costs and repayment of approximately $936.3 million of Nexeo’s debt and other long-term liabilities were funded using the proceeds from the issuance of Term B Loans, borrowings under the New Senior ABL Facility and the ABL Term Loan issued on February 28, 2019.

The final purchase price allocation is shown below:

(in millions)
Trade accounts receivable, net	$296.3
Inventories	150.2
Prepaid expenses and other current assets	64.2
Assets held for sale	888.2
Property, plant and equipment, net	262.3
Goodwill	562.7
Intangible assets, net	138.7
Other assets	37.0
Trade accounts payable	(137.7)
Other accrued expenses	(144.5)
Liabilities held for sale	(221.5)
Deferred tax liabilities	(10.9)
Other long-term liabilities	(70.2)
Purchase consideration, net of cash	$1,814.8
Assets and liabilities held for sale were related to the Nexeo plastics distribution business. Nexeo Plastics was not aligned with the Company’s strategic objectives and on March 29, 2019, the business was sold for total proceeds of $664.3 million, net of cash disposed.
The Company recorded $562.7 million of goodwill, consisting of $547.1 million in the USA segment, $3.8 million in the Canada segment and $11.8 million in the LATAM segment. The Company expects approximately $76.0 million of goodwill to be deductible for income tax purposes. The identified intangible assets were related to customer relationships which have a weighted-average amortization period of ten years.
The Company assumed 50.0 million warrants, equivalent to 25.0 million Nexeo shares, with an estimated aggregate fair value of $26.0 million at the February 28, 2019 closing date. The warrants were converted into the right to receive, upon exercise, the merger consideration consisting of approximately 7.6 million shares of Univar Solutions common stock plus cash. During the second quarter of 2021, a portion of the outstanding warrants were exercised at a price of $27.80, resulting in the issuance of 973,717 shares of common stock and the receipt of $27.1 million in cash proceeds. All remaining warrants expired on June 9, 2021, resulting in the write-off of the warrants’ fair value within other income (expense), net.
The amount of net sales and net income from continuing operations related to the Nexeo chemical distribution business included in the Company’s consolidated statements of operations from March 1, 2019 to December 31, 2019 are as follows:

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

	Three Months Ended December 31, 2019	Year ended December 31, 2019
(in millions)
Net sales	$2,155.0	$9,612.9
Net loss from continuing operations	(54.8)	(94.3)
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
Dispositions
None of the dispositions noted below met the criteria to be classified as a discontinued operation in the Company’s financial statements since the dispositions did not represent a strategic shift that had, or will have, a major effect on the Company’s operations and financial results.
Distrupol Business
On April 1, 2021, the Company completed the sale of its Distrupol business within the EMEA segment for total cash proceeds of $136.7 million. The Company recorded an $87.6 million pre-tax gain on sale of business in the consolidated statement of operations, net of a release of cumulative foreign currency translation losses of $18.1 million. The sale of the Distrupol business is exempt from tax under local country subsidiary participation exemptions. The impact of the sale on US income taxes was minimal.
The following summarizes the income before income taxes attributable to the Distrupol business:

	Year ended December 31,
(in millions)	2021	2020	2019
Income before income taxes	$3.9	$10.3	$9.8

Canada Agriculture Services Business
On November 30, 2020, the Company completed the sale of its Canadian Agriculture services business for total net cash proceeds of $39.3 million after closing transaction-related expenses. During 2020, the Company recorded a $31.5 million pre-tax loss on sale of business in the consolidated statements of operations. In 2021, the Company recognized a favorable adjustment of $0.7 million, decreasing the loss on sale recorded in 2020.
The following summarizes the income before income taxes attributable to the Canadian Agriculture services business:

	Year ended December 31,
(in millions)	2020	2019
Income before income taxes	$2.8	$3.0
Industrial Spill and Emergency Response Businesses
On September 1, 2020, the Company completed the sale of its industrial spill and emergency response businesses to EnviroServe Inc. for total net cash proceeds of $6.2 million after closing transaction-related expenses. In the third quarter of 2020, the Company recorded a $9.3 million pre-tax loss on sale of business in the consolidated statements of operations. In the fourth quarter of 2020 and the first quarter of 2021, the Company recorded estimated and final net working capital adjustments of $1.2 million and $0.1 million, respectively, increasing the loss on sale initially recorded in the third quarter of 2020.
The following summarizes the loss before income taxes attributable to these businesses:

	Year ended December 31,
(in millions)	2020	2019
Loss before income taxes	$(26.9)	$(7.2)
Environmental Sciences Business
On December 31, 2019, the Company completed the sale of the Environmental Sciences business to AEA Investors LP for total cash proceeds of $174.0 million (net of cash disposed of $0.7 million and $5.9 million of transaction expenses) plus a $5.0 million ($2.4 million present value) subordinated note receivable and recorded a pre-tax gain on sale of $41.4 million. In 2020, the Company recorded a net working capital adjustment of $8.2 million, reducing the proceeds and the gain on sale initially recorded in 2019.
The following summarizes the income before income taxes attributable to the Environmental Sciences business:

(in millions)	Year ended December 31, 2019
Income before income taxes	$28.6

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

The following disaggregates external customer net sales by major stream:

	Year ended December 31,
(in millions)	2021	2020	2019
USA
Chemical distribution	$5,743.2	$4,698.1	$5,507.2
Services	280.8	308.1	321.3
Total external customer net sales	$6,024.0	$5,006.2	$5,828.5
EMEA
Chemical distribution	$1,970.8	$1,695.8	$1,784.2
Services	0.3	1.3	1.3
Total external customer net sales	$1,971.1	$1,697.1	$1,785.5
Canada
Chemical distribution	$919.2	$749.7	$852.8
Crop sciences	—	315.1	318.0
Services	10.8	45.9	47.0
Total external customer net sales	$930.0	$1,110.7	$1,217.8
LATAM
Chemical distribution	$598.5	$441.5	$443.7
Services	11.9	9.5	11.4
Total external customer net sales	$610.4	$451.0	$455.1
Consolidated
Chemical distribution	$9,231.7	$7,585.1	$8,587.9
Crop sciences	—	315.1	318.0
Services	303.8	364.8	381.0
Total external customer net sales	$9,535.5	$8,265.0	$9,286.9
Deferred revenue
Deferred revenues are recognized as contract liabilities when customers provide the Company with consideration prior to the Company satisfying the performance obligations and are recognized in revenue when the performance obligations are met. Deferred revenues relate to revenues that are expected to be recognized within one year and are recorded within the other accrued expenses line item of the consolidated balance sheet. Deferred revenues as of December 31, 2021 and 2020 were $17.6 million and $5.8 million, respectively.
Revenue recognized for the years ended December 31, 2021 and 2020 from amounts included in contract liabilities at the beginning of the period were $5.3 million and $65.0 million, respectively. The year-over-year decrease in revenue recognized from contract liabilities is primarily due to the prior year wind down of the Canadian Agriculture wholesale distribution business, which was operationally completed by December 31, 2020.

6. Other operating expenses, net
Other operating expenses, net consisted of the following:

	Year ended December 31,
(in millions)	2021	2020	2019
Acquisition and integration related expenses	$55.8	$62.4	$152.1
Stock-based compensation expense	25.4	14.5	25.1
Restructuring charges	0.2	13.9	2.6
Other employee severance costs	8.7	14.8	31.2
Other facility closure costs	1.2	2.7	7.1
Multi-employer pension plan exit liability	31.2	—	—
Gain on sale of property, plant and equipment	(10.1)	(23.7)	(9.9)
Saccharin legal settlement	—	—	62.5
Other	(4.9)	4.8	20.5
Total other operating expenses, net (1)	$107.5	$89.4	$291.2

(1)For the years ended December 31, 2020 and 2019, the fair value adjustment for warrants was reclassified to other income (expense), net, from other operating expenses, net, to conform to the current year presentation. Refer to “Note 2: Significant accounting policies” for more information.

7. Restructuring charges
Restructuring charges relate to the implementation of several regional strategic initiatives aimed at streamlining the Company’s cost structure and improving its operations. These actions primarily resulted in workforce reductions and other facility rationalization costs, with underlying plans substantially completed by December 31, 2020.
The following table summarizes activity related to accrued liabilities associated with restructuring:

(in millions)	Employee Termination Costs	Facility Exit Costs	Other Exit Costs	Total
Restructuring liability, December 31, 2019	$3.7	$1.9	$0.2	$5.8
Charge to earnings	11.7	—	2.2	13.9
Cash paid	(12.4)	(0.5)	—	(12.9)
Non-cash and other	0.2	—	0.1	0.3
Restructuring liability, December 31, 2020	$3.2	$1.4	$2.5	$7.1
Charge to earnings	0.2	—	—	0.2
Cash paid	(4.3)	—	(2.3)	(6.6)
Non-cash and other	1.2	(1.3)	(0.1)	(0.2)
Restructuring liability, December 31, 2021	$0.3	$0.1	$0.1	$0.5
Restructuring liabilities of $0.5 million and $6.6 million were classified as current in other accrued expenses in the consolidated balance sheets as of December 31, 2021 and 2020, respectively. The long-term portion of restructuring liabilities of $0.5 million was recorded in other long-term liabilities in the consolidated balance sheet as of December 31, 2020.
The cost information above does not contain any estimates for programs that may be developed and implemented in future periods. While the Company believes the recorded restructuring liabilities are adequate, revisions to current estimates may be recorded in future periods based on new information as it becomes available.

8. Other income (expense), net
Other income (expense), net consisted of the following:

	Year ended December 31,
(in millions)	2021	2020	2019
Pension mark to market gain (loss)	$75.9	$(52.8)	$(50.4)
Pension curtailment and settlement gains	0.3	0.6	1.3
Non-operating retirement benefits	18.5	8.5	2.2
Foreign currency transactions	(7.6)	(6.9)	(10.1)
Foreign currency denominated loans revaluation	(8.3)	0.1	17.5
Undesignated foreign currency derivative instruments	2.8	3.2	(23.7)
Undesignated interest rate and cross currency swap contracts	3.0	(8.0)	(3.0)
Debt refinancing costs	(7.0)	(0.1)	(1.2)
Fair value adjustment for warrants (1)	33.8	(0.8)	(7.0)
Other	1.3	(3.0)	(3.1)
Total other income (expense), net	$112.7	$(59.2)	$(77.5)

(1)For the years ended December 31, 2020 and 2019, the fair value adjustment for warrants was reclassified to other income (expense), net, from other operating expenses, net, to conform to the current year presentation. Refer to “Note 2: Significant accounting policies” for more information.

9. Income taxes
For financial reporting purposes, income (loss) before income taxes includes the following components:

	Year ended December 31,
(in millions)	2021	2020	2019
(Loss) income before income taxes
US	$203.1	$(47.7)	$(194.5)
Foreign	382.1	106.7	193.4
Total income (loss) before income taxes	$585.2	$59.0	$(1.1)
The expense for income taxes is summarized as follows:

	Year ended December 31,
(in millions)	2021	2020	2019
Current:
Federal	$44.4	$(3.4)	$33.9
State	15.2	(1.5)	7.1
Foreign	58.6	43.4	39.2
Total current	$118.2	$38.5	$80.2
Deferred:
Federal	$0.3	$(20.2)	$12.2
State	(0.7)	(2.7)	3.4
Foreign	6.8	(9.5)	8.7
Total deferred	$6.4	$(32.4)	$24.3
Total income tax expense from continuing operations	$124.6	$6.1	$104.5

For the Company's continuing operations, differences between actual provisions for income taxes and provisions for income taxes at the US federal statutory rate of 21.0% were as follows:

	Year ended December 31,
(in millions)	2021	2020	2019
US federal statutory income tax expense (benefit) applied to (loss) income before income taxes	$122.8	$12.5	$(0.2)
State income taxes, net of federal benefit	10.8	(4.6)	10.7
Foreign tax rate differential	10.5	5.7	8.7
Effect of flow-through entities	—	—	30.6
Distributions from foreign subsidiaries	—	(9.9)	31.9
Global intangible low-taxed income	31.5	12.9	22.8
Disposition of business	(20.6)	(5.0)	12.9
Change in valuation allowance, net	(11.3)	(69.3)	(18.8)
Foreign tax credit	(29.8)	58.8	(13.5)
Non-deductible expenses	5.8	2.6	16.5
Withholding and other taxes based on income	—	0.1	1.7
Warrants	(7.1)	0.2	1.5
Change in statutory income tax rates	5.1	1.5	(1.1)
Unrecognized tax benefits	5.1	0.5	(0.3)
Other	1.8	0.1	1.1
Total income tax expense from continuing operations	$124.6	$6.1	$104.5
Effective income tax rate	21.3%	10.3%	(9500.0)%
The consolidated deferred tax assets and liabilities are detailed as follows:

	December 31,
(in millions)	2021	2020
Deferred tax assets:
Net operating loss carryforwards (“NOLs”)	$22.8	$34.3
Environmental reserves	22.1	22.0
Interest	5.9	16.2
Tax credit and capital loss carryforwards	4.9	6.2
Pension	41.5	64.1
Compensation	36.8	17.2
Inventory	12.5	6.0
Lease liabilities	42.0	38.2
Other temporary differences	22.1	19.6
Gross deferred tax assets	$210.6	$223.8
Valuation allowance	(8.6)	(19.9)
Deferred tax assets, net of valuation allowance	$202.0	$203.9
Deferred tax liabilities:
Property, plant and equipment, net	$(102.5)	$(98.6)
Intangible assets	(83.2)	(75.3)
Right-of-use lease assets	(39.8)	(35.4)
Other temporary differences	(3.2)	(4.3)
Deferred tax liabilities	$(228.7)	$(213.6)
Net deferred tax liability	$(26.7)	$(9.7)

As of December 31, 2021, the Company has $22.8 million (tax effected) of NOLs, of which $0.6 million will expire in the period 2022 through 2026, $3.9 million will expire in the period between 2027 and 2040, and the remaining $18.3 million has no expiration. Additionally, the Company has approximately $4.9 million of foreign tax credits and capital loss carryforwards. The Company does not expect future earnings of the appropriate character of taxable income to allow it to utilize certain of these tax attributes in future years. Therefore, the Company maintains a valuation allowance of $8.6 million on these tax attributes and other deferred tax assets.
Foreign Tax Effects
The Company earns a significant amount of its operating income outside of the US. As of December 31, 2021, the Company is indefinitely reinvested with respect to its US directly-owned subsidiary earnings. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries. The Company is subject to US income tax on substantially all foreign earnings under the GILTI provisions of the 2017 Tax Cut and Jobs Act, while a significant portion of remaining foreign earnings are eligible for the new dividends received deduction. As a result, a portion of any future repatriation of $515.8 million of undistributed earnings may be subject to US income tax, as well as state and local income taxes, withholding taxes and currency translation gains or losses. It is impracticable to calculate the exact amount. Additionally, gains and losses on any future taxable dispositions of US-owned foreign affiliates continue to be subject to US income tax.
Tax Contingencies
The changes in unrecognized tax benefits included in other long-term liabilities, excluding interest and penalties, are as follows:

	Year ended December 31,
(in millions)	2021	2020
Balance as of January 1	$35.0	$1.1
Increase for tax positions of current year	19.4	16.4
Increase for tax positions of prior years	0.9	17.8
Decrease for tax positions of prior years	(14.4)	—
Reductions due to the statute of limitations expiration	(0.7)	(0.3)
Foreign exchange	(0.1)	—
Balance as of December 31	$40.1	$35.0
There were $40.1 million and $35.0 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate at December 31, 2021 and 2020, respectively. The Company files income tax returns in the US and various state and foreign jurisdictions. Generally, tax years are open for review by taxing authorities for a period of three years. As of December 31, 2021, the Company has limited audit activity for tax years back to 2007 and 2008, as well as for the periods 2012 through 2020. The Company continues to believe its positions are supportable; however, due to uncertainties in any tax audit outcome, the Company’s estimates of the ultimate settlement of uncertain tax positions may change and the actual tax benefits may differ from the estimates.
The Company recognized $0.1 million, $0.6 million and $0.5 million of interest and/or penalties related to income tax matters in interest expense related to unrecognized tax benefits in the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019, respectively. The Company had $2.0 million and $1.9 million of interest and penalties reflected within other long-term liabilities on the consolidated balance sheets as of December 31, 2021 and 2020, respectively.

10. Earnings per share
The following table presents the basic and diluted earnings per share computations:

	Year ended December 31,
(in millions, except per share data)	2021	2020	2019
Net income (loss) from continuing operations	$460.6	$52.9	$(105.6)
Net income from discontinued operations	—	—	5.4
Net income (loss)	$460.6	$52.9	$(100.2)

Weighted average common shares outstanding
Basic	170.2	169.0	164.1
Effect of dilutive securities: stock compensation plans	1.2	0.8	—
Diluted	171.4	169.8	164.1

Income (loss) per common share
Basic
Continuing operations	$2.71	$0.31	$(0.64)
Discontinued operations	—	—	0.03
Income (loss)	$2.71	$0.31	$(0.61)

Diluted
Continuing operations	$2.69	$0.31	$(0.64)
Discontinued operations	—	—	0.03
Income (loss)	$2.69	$0.31	$(0.61)
The shares that were not included in the computation of diluted earnings per share for those periods because their inclusion would be anti-dilutive were as follows:

	Year ended December 31,
(in millions, common shares)	2021	2020	2019
Stock options	2.0	4.3	3.0
Restricted Stock	—	0.1	0.8
Warrants	—	7.6	6.4

11. Employee benefit plans
Defined benefit pension plans
The Company sponsors defined benefit plans that provide pension benefits for employees upon retirement in certain jurisdictions including the US, Canada, United Kingdom and several other European countries. The US, Canada and United Kingdom defined benefit pension plans are closed to new entrants.
United Kingdom buy-in contract
Continuing the Company’s efforts to reduce retirement plan risk while delivering promised benefits to plan participants, the Trustees of the Univar Pension Scheme (1978) (“the UK Plan”) executed a buy-in contract in December 2021. The buy-in arrangement is a contract intended to provide the equivalent of all future benefit plan payments to all UK Plan participants. As such, this transaction significantly mitigates volatility by removing investment, longevity, interest rate and inflation risk. However, the primary benefit obligation remains with the Company.
The buy-in contract, purchased for $457.9 million in December 2021, remains an asset of the UK Plan and is part of the UK Plan’s investment strategy. It transferred a majority of the Company’s UK pension plan assets to the insurer in exchange for an insurance contract at the effective date of the buy-in and is classified as a Level 3 investment as of December 31, 2021. The projected benefit obligation of the UK Plan as of December 31, 2021 is $361.6 million, and is net of $22.6 million of prior service credits recorded in accumulated other comprehensive income. The Company expects to continue to consider future opportunities to prudently manage costs and risks of its global retirement plans. Future transactions could result in non-cash settlement or mark to market charges which may impact earnings and could be material to a given reporting period.
The following summarizes the Company’s defined benefit pension plans’ projected benefit obligations, plan assets and funded status:

	Domestic		Foreign		Total
	Year ended December 31,		Year ended December 31,		Year ended December 31,
(in millions)	2021	2020	2021	2020	2021	2020
Change in projected benefit obligations:
Actuarial present value of benefit obligations at beginning of year	$774.9	$722.4	$649.8	$614.0	$1,424.7	$1,336.4
Service cost	—	—	1.8	1.9	1.8	1.9
Interest cost	19.3	23.2	10.0	11.7	29.3	34.9
Benefits paid	(36.0)	(34.9)	(32.7)	(49.5)	(68.7)	(84.4)
Plan amendments	—	—	(0.4)	(25.0)	(0.4)	(25.0)
Actuarial (gain) loss (1)	(26.6)	64.2	(44.0)	74.8	(70.6)	139.0
Foreign exchange and other	—	—	(5.8)	21.9	(5.8)	21.9
Actuarial present value of benefit obligations at end of year	$731.6	$774.9	$578.7	$649.8	$1,310.3	$1,424.7

Change in the fair value of plan assets:
Plan assets at beginning of year	$541.8	$495.2	$654.0	$606.8	$1,195.8	$1,102.0
Actual return on plan assets	44.3	63.9	5.6	66.4	49.9	130.3
Contributions by employer	12.8	17.6	4.5	8.5	17.3	26.1
Benefits paid	(36.0)	(34.9)	(32.7)	(49.5)	(68.7)	(84.4)
Foreign exchange and other	—	—	(6.3)	21.8	(6.3)	21.8
Plan assets at end of year	$562.9	$541.8	$625.1	$654.0	$1,188.0	$1,195.8
Funded status at end of year	$(168.7)	$(233.1)	$46.4	$4.2	$(122.3)	$(228.9)

(1)The actuarial loss (gain) for the years ended 2021 and 2020 were primarily due to a change in the discount rate assumption utilized in measuring plan obligations.
Net amounts related to the Company’s defined benefit pension plans recognized in the consolidated balance sheets consist of:

	Domestic		Foreign		Total
	December 31,		December 31,		December 31,
(in millions)	2021	2020	2021	2020	2021	2020
Overfunded net benefit obligation in other assets	$—	$—	$93.3	$84.0	$93.3	$84.0
Current portion of net benefit obligation in other accrued expenses	(3.5)	(3.5)	(2.0)	(2.1)	(5.5)	(5.6)
Long-term portion of net benefit obligation in pension and other postretirement benefit liabilities	(165.2)	(229.6)	(44.9)	(77.7)	(210.1)	(307.3)
Net (liability) asset recognized at end of year	$(168.7)	$(233.1)	$46.4	$4.2	$(122.3)	$(228.9)
The following table summarizes defined benefit pension plans with accumulated benefit obligations in excess of plan assets:

	Domestic		Foreign		Total
	December 31,		December 31,		December 31,
(in millions)	2021	2020	2021	2020	2021	2020
Accumulated benefit obligation	$731.6	$774.9	$179.7	$215.8	$911.3	$990.7
Fair value of plan assets	562.9	541.8	143.3	162.6	706.2	704.4

The following table summarizes defined benefit pension plans with projected benefit obligations in excess of plan assets:

	Domestic		Foreign		Total
	December 31,		December 31,		December 31,
(in millions)	2021	2020	2021	2020	2021	2020
Projected benefit obligation	$731.6	$774.9	$190.2	$242.4	$921.8	$1,017.3
Fair value of plan assets	562.9	541.8	143.3	162.6	706.2	704.4
The following table summarizes the components of net periodic benefit cost (income) recognized in the consolidated statements of operations related to defined benefit pension plans:

	Domestic			Foreign			Total
	Year ended December 31,			Year ended December 31,			Year ended December 31,
(in millions)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Service cost (1)	$—	$—	$—	$1.8	$1.9	$2.4	$1.8	$1.9	$2.4
Interest cost (2)	19.3	23.2	27.2	10.0	11.7	15.6	29.3	34.9	42.8
Expected return on plan assets (2)	(29.2)	(28.5)	(25.1)	(15.1)	(14.8)	(20.1)	(44.3)	(43.3)	(45.2)
Amortization of unrecognized prior service (credits) cost (2)	—	—	—	(3.5)	(0.1)	0.1	(3.5)	(0.1)	0.1
Settlement (3)	—	—	—	(0.3)	(0.6)	—	(0.3)	(0.6)	—
Curtailment (3)	—	—	—	—	—	(1.3)	—	—	(1.3)
Actuarial (gain) loss (4)	(41.7)	28.9	41.5	(34.2)	23.7	9.4	(75.9)	52.6	50.9
Net periodic benefit (income) cost	$(51.6)	$23.6	$43.6	$(41.3)	$21.8	$6.1	$(92.9)	$45.4	$49.7

(1)Service cost is included in warehouse, selling and administrative expenses.
(2)These amounts are included in other income (expense), net, and represent non-operating retirement benefits.
(3)Settlements and curtailments are included in other income (expense), net.
(4)Actuarial (gain) loss, or mark to market, includes measurement gains and losses resulting from changes since the prior measurement date in assumptions and plan experience, as well as the difference between the expected and actual return on plan assets. These amounts are recorded in other income (expense), net.
The following summarizes pre-tax amounts included in AOCI at December 31, 2021 related to pension plan amendments:

(in millions)	Defined benefit pension plans
Net prior service credit	$22.2
Other postretirement benefit plan
The Company previously maintained a health care plan for retired employees in the US. The obligation associated with this plan as of December 31, 2021 and 2020 was $1.7 million and $1.6 million, respectively.
Actuarial assumptions
Defined benefit pension plans
The significant weighted average actuarial assumptions used in determining the benefit obligations and net periodic benefit cost (income) for the Company’s defined benefit plans are as follows:

	Domestic		Foreign
	December 31,		December 31,
	2021	2020	2021	2020
Actuarial assumptions used to determine benefit obligations at end of period:
Discount rate	2.89%	2.55%	2.05%	1.55%
Expected annual rate of compensation increase	N/A	N/A	1.87%	2.91%

	Domestic			Foreign
	Year ended December 31,			Year ended December 31,
	2021	2020	2019	2021	2020	2019
Actuarial assumptions used to determine net periodic benefit cost (income) for the period:
Discount rate	2.55%	3.28%	4.47%	1.55%	2.14%	2.92%
Expected rate of return on plan assets	6.00%	6.50%	6.75%	2.46%	2.75%	3.83%
Expected annual rate of compensation increase	N/A	N/A	N/A	2.91%	2.85%	2.85%
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
The discount rate for the foreign defined benefit plans are based on a yield curve approach. For plans in countries with a sufficient corporate bond market, the expected future benefit payments are matched with a yield curve derived from AA-rated corporate bonds, subject to minimum amounts outstanding and meeting other selection criteria. For plans in countries without a sufficient corporate bond market, the yield curve is constructed based on prevailing government yields and an estimated credit spread to reflect a corporate risk premium. The discount rate to value UK Plan liabilities continues to be set with reference to the yields on high quality corporate bonds.
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
Plan asset management
Plan assets for defined benefit plans are invested in global equity, debt securities or insurance contracts through professional investment managers with the objective to achieve targeted risk adjusted returns and to maintain liquidity sufficient to fund current benefit payments. Each funded defined benefit plan has an investment policy that is administered by plan trustees with the objective of meeting targeted asset allocations based on the circumstances of that particular plan.
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
The Company has adopted a dynamic investment strategy whereby as the plan funded status improves, the investment strategy is migrated to more liability matching assets, and return seeking assets are reduced. Risk management practices include the use of multiple asset classes for diversification purposes. Specific guidelines for each asset class and investment manager are implemented and monitored. As noted above, the majority of the UK plan assets are within a buy-in contract as of December 31, 2021, subsequent to the transaction executed in December 2021.
The weighted average target asset allocation for defined benefit pension plans in the year ended December 31, 2021 is as follows:

	Domestic	Foreign
Asset category:
Equity securities	45.0%	12.0%
Debt securities	45.0%	11.0%
Other	10.0%	77.0%
Total	100.0%	100.0%

Plan asset valuation methodologies

Fair value methodology	Description
Cash	This represents cash at banks at fair value, reflected within Level 1 of the fair value hierarchy.

Investment funds	Fair values are based on the NAV of the units held at year end. The NAVs are based on the fair value of the underlying assets of the funds, less their liabilities, divided by the number of units outstanding at the valuation date. The funds are traded on private markets that are not active, with unit prices based on observable (Level 2) or unobservable (Level 3) market data based on the fund’s underlying assets.

Buy-in contract	This represents the UK plan buy-in assets. Fair values are based on initial pricing adjusted for changes in government bond yields and inflation, and as such are considered Level 3 based on the significant unobservable inputs used in deriving the assets' fair values.

Insurance contracts	Fair values are based on the present value of the accrued benefit, and as such are considered Level 3 based on the significant unobservable inputs used in deriving the asset's fair values.

Investments measured at NAV	Investment in a real estate fund, which invests in real estate assets. The investment in properties by the real estate fund is carried at fair value, which is estimated based on the price that would be received to sell an asset in an orderly transaction between marketplace participants at the measurement date. The investment can be withdrawn quarterly, after a one hundred days notice period.
Fair value of plan assets
The following presents domestic plan assets categorized within the three-level fair value hierarchy:

	December 31, 2021				December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Total
Cash	$4.3	$—	$—	$4.3	$2.7	$—	$2.7
Investments funds (1)	—	503.0	27.6	530.6	—	539.1	539.1
Subtotal	$4.3	$503.0	$27.6	$534.9	$2.7	$539.1	$541.8
Investments measured at NAV				28.0			—
Total				$562.9			$541.8
(1)This category includes investments in 21.8% and 26.1% in US equities, 17.9% and 25.5% in non-US equities, 41.9% and 43.3% in US corporate bonds, 2.2% and 0.0% in non-US corporate bonds, and 16.2% and 5.1% in other investments as of December 31, 2021 and 2020, respectively.

The following presents foreign plan assets categorized within the three-level fair value hierarchy:

	December 31, 2021				December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$18.8	$—	$—	$18.8	$3.7	$—	$—	$3.7
Investments:
Investment funds (1)	—	147.4	—	147.4	—	623.7	—	623.7
Buy-in contract	—	—	436.1	436.1	—	—	—	—
Insurance contracts	—	—	22.8	22.8	—	—	26.6	26.6
Total investments	$—	$147.4	$458.9	$606.3	$—	$623.7	$26.6	$650.3
Total	$18.8	$147.4	$458.9	$625.1	$3.7	$623.7	$26.6	$654.0

(1)This category includes investments in 0.6% and 3.8% in US equities, 45.4% and 11.4% in non-US equities, 39.7% and 12.9% in non-US corporate bonds, 5.4% and 70.4% in non-US government bonds and 8.9% and 1.5% in other investments as of December 31, 2021 and 2020, respectively.

Changes in the plan assets valued using significant unobservable inputs (Level 3):

Domestic
Investment funds
(in millions)	2021
Balance as of January 1	$—
Actual return to plan assets:
Related to assets still held at year end	—
Purchases, sales and settlements, net	—
Transfer from Level 2 classification	27.6
Balance as of December 31	$27.6

	Foreign
	Buy-in and Insurance contracts
(in millions)	2021	2020
Balance as of January 1	$26.6	$22.2
Actual return to plan assets:
Related to assets still held at year end	(34.1)	2.4
Purchases, sales and settlements, net	475.4	(0.2)
Foreign exchange	(9.0)	2.2
Balance as of December 31	$458.9	$26.6
Contributions
The Company expects to contribute approximately $13.8 million and $3.2 million to its domestic and foreign defined benefit pension plan funds in 2022, respectively, including direct payments to plan participants in unfunded plans.
Benefit payments
Benefit payments that are projected to be paid from plan assets:

	Defined benefit pension plans
(in millions)	Domestic	Foreign	Total
2022	$38.7	$19.9	$58.6
2023	39.5	18.7	58.2
2024	40.0	20.1	60.1
2025	40.7	20.2	60.9
2026	41.2	20.8	62.0
2027 through 2031	207.1	107.0	314.1
Defined contribution plans
The Company provides defined contribution plans and had contribution expense of $51.4 million, $43.8 million and $40.0 million in the years ended December 31, 2021, 2020 and 2019, respectively.
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
The Company’s participation in these plans for the annual period ended December 31, 2021 is outlined in the table below. The Pension Protection Act (“PPA”) zone status is the most recently available and is certified by the plan's actuary. Among other factors, plans in the “red zone” are less than 65 percent funded, plans in the “yellow zone” are less than 80 percent funded and plans in the “green zone” are at least 80 percent funded. The “FIP/RP status pending/implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone. The “Surcharge imposed” column indicates whether a surcharge has been imposed on contributions to the plan. The last column lists the expiration date(s) of the collective bargaining agreement(s) (“CBA”) to which the plans are subject. There are no minimum contributions required for future periods by the CBAs, statutory obligations or other contractual obligations.
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
A significant portion of the Company's exposure historically resided with the eight facilities in the Central States, Southeast and Southwest Areas Pension Plan (“Central States Pension Fund”). As of December 31, 2021, the Company recognized its best estimate of a withdrawal liability of $31.2 million, related to triggering events at all eight sites, culminating in the Company ceasing to participate in the Central States Pension Fund. Upon an agreed final funding assessment with the Central States Pension Fund, the Company will recognize any differences between the estimated and actual withdrawal liability. The Company estimates its cash obligations to the Central States Pension Fund to be approximately $1.9 million annually for each of the next 20 years. The net present value of the withdrawal liability was determined using a risk-free interest rate. Amounts associated with the withdrawal liability are included in other operating expenses, net in the consolidated statement of operations and other accrued expenses and other long-term liabilities in the consolidated balance sheets.

(in millions)	EIN/Pension plan number	PPA zone status		FIP/RP status pending/implemented	Contributions (a)			Surcharge imposed	Number of and expiration dates of collective bargaining agreement(s)
					Year ended December 31,
		2021	2020		2021	2020	2019
Western Conference of Teamsters Pension Plan	91-6145047/001	Green as of January 1, 2021	Green as of January 1, 2020	No	$1.4	$1.5	$1.5	No	January 31, 2022 to July 31, 2025
Central States, Southeast and Southwest Areas Pension Plan	36-6044243/001	Red as of January 1, 2020	Red as of January 1, 2019	Implemented	0.7	1.1	1.1	No	(b)
New England Teamsters and Trucking Industry Pension Fund	04-6372430/001	Red as of October 1, 2019	Red as of October 1, 2018	Implemented	—	—	0.1	No	(b)
Total contributions					$2.1	$2.6	$2.7

(a)Plan contributions by the Company did not represent more than five percent of total contributions to the plans as indicated in the plans’ most recently available annual report.
(b)The Company either terminated the CBA or the Union voted to amend the CBA covered by this fund. As a result, the Company has withdrawn from the fund and recognized expense for its estimated withdrawal liability.

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

The 2020 Plan allows the Company to issue awards to employees, consultants, and directors of the Company and its subsidiaries. Awards may be made in the form of stock options, stock purchase rights, restricted stock, restricted stock units, performance shares, performance units, stock appreciation rights, dividend equivalents, deferred share units or other stock-based awards. As of December 31, 2021, there were 10.8 million shares authorized under the Plans. The Company generally issues authorized but previously unissued shares to satisfy stock option exercises and stock award vestings.
For the years ended December 31, 2021, 2020 and 2019, the Company recognized total stock-based compensation expense within other operating expenses, net of $25.4 million, $14.5 million and $25.1 million, and a net tax benefit relating to stock-based compensation expense of $2.2 million, $2.0 million and $2.4 million, respectively.
Stock options
Stock options expire ten years after the grant date and generally become exercisable over a three-year period or less, based on continued employment, with annual vesting. The exercise price of a stock option is determined based upon the fair value of the common stock at the time of each grant. Participants have no stockholder rights until the time of exercise.
The following reflects stock option activity under the Plans:

	Number of stock options	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2021	4,254,653	$23.79
Granted	—	—
Exercised	(609,664)	21.95
Forfeited	(354,446)	22.92
Outstanding at December 31, 2021	3,290,543	$24.22
Exercisable at December 31, 2021	2,292,838	$24.93	5.7	$8.1
Expected to vest after December 31, 2021	997,705	$22.60	7.8	$5.7
As of December 31, 2021, the Company has unrecognized stock-based compensation expense related to non-vested stock options of approximately $0.8 million, which will be recognized over a weighted-average period of 0.5 years.

	Year ended December 31,
(in millions)	2021	2020	2019
Total intrinsic value of stock options exercised	$2.3	$0.3	$0.9
Fair value of stock options vested	6.1	7.2	7.9
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
The following table reflects restricted stock activity under the Plans:

	Number of restricted stock	Weighted average grant-date fair value
Non-vested at January 1, 2021	43,135	$13.91
Granted	23,056	24.29
Vested	(43,135)	13.91
Forfeited	—	—
Non-vested at December 31, 2021	23,056	$24.29
As of December 31, 2021, the Company has unrecognized stock-based compensation expense related to non-vested restricted stock awards of approximately $0.2 million, which will be recognized over a weighted-average period of 0.4 years.
The weighted-average grant-date fair value of restricted stock was $13.91 and $21.34 in 2020 and 2019, respectively.

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
The following table reflects RSUs activity under the Plans:

	Number of Restricted Stock Unit	Weighted-average grant-date fair value
Non-vested at January 1, 2021	1,027,148	$22.22
Granted	1,015,633	21.66
Vested	(384,428)	23.40
Forfeited	(104,862)	21.56
Non-vested at December 31, 2021	1,553,491	$21.61
As of December 31, 2021, the Company has unrecognized stock-based compensation expense related to non-vested RSUs awards of approximately $12.7 million, which will be recognized over a weighted-average period of 1.0 years.
Performance-based restricted stock units (PRSUs)
The Company awards performance based shares to certain employees. These awards vest upon the passage of time and the achievement of performance criteria, which is generally over a three year period. The Company reviews progress toward the attainment of the performance criteria each quarter during the vesting period. When it is probable the minimum performance criteria for the award will be achieved, the Company begins recognizing the expense equal to the proportionate share of the total fair value. The total expense recognized over the duration of performance awards will equal the date of grant multiplied by the number of shares ultimately awarded based on the level of attainment of the performance criteria.
For grants with market performance criteria, the fair value is determined on the grant date by using a Monte Carlo simulation model, with a duration of three years. The PRSUs awarded may be subject to a downward or upward adjustment depending on the total shareholder return achieved by the Company during the particular performance period relative to the total shareholder return ranking among peer companies as specified in the respective PSU award agreement. The total expense recognized over the duration of the award will equal the fair value, regardless if the market performance criteria is met.
The following table reflects PRSUs activity under the Plans:

	Number of Performance-Based Restricted Stock Unit	Weighted-average grant-date fair value
Non-vested at January 1, 2021	532,822	$23.66
Granted	307,880	20.36
Vested	(16,797)	27.05
Forfeited	(114,645)	25.97
Non-vested at December 31, 2021	709,260	$21.77
As of December 31, 2021, the Company has unrecognized stock-based compensation expense related to non-vested PRSUs awards of approximately $5.9 million, which will be recognized over a weighted-average period of 1.9 years.
Fair value

	Year ended December 31,
(in millions)	2021	2020	2019
Fair value of restricted stock, RSUs and PRSUs vested	$9.6	$9.2	$8.6
Employee stock purchase plan
The Univar Solutions Inc. Employee Stock Purchase Plan, or ESPP, authorizing the issuances of up to 2.0 million shares of the Company’s common stock allows qualified participants to purchase the Company’s common stock at 95% of its market price during the last day of two offering periods in each calendar year. The first offering period is January through June, and the second from July through December. As of December 31, 2021, the total number of shares issued under the plan for the two offering periods in 2021 was 61,184 shares.

Stock-based compensation fair value assumptions
The fair value of the Company’s stock that is factored into the fair value of stock options and utilized for restricted stock, RSUs and PRSUs with internally developed performance conditions is based on the grant date closing price on the New York Stock Exchange.
The Company uses the Monte Carlo simulation to calculate the fair value of PRSUs with market conditions. The weighted average grant-date fair value of PRSUs with market conditions was $20.36 for the year ended December 31, 2021. The weighted-average assumptions under the Monte Carlo simulation model were as follows:

Year ended December 31,
2021
Risk-free interest rate (1)	0.3%
Expected dividend yield	—
Expected volatility (2)	53.8%

(1)The risk-free interest rate is based on the US Treasury yield for a period in years equal to the remaining performance period from date of grant.
(2)The expected volatility for each grant is determined based on the historical weekly stock price returns of the Company's common stock over a period equal to the remaining term of the performance period from the date of grant.
The Company uses the Black-Scholes-Merton option valuation model to calculate the fair value of stock options granted. No stock options were granted in 2021. The weighted average grant-date fair value of stock options was $6.17 and $6.31 for the years ended December 31, 2020 and 2019, respectively. The weighted-average assumptions used under the Black-Scholes-Merton option valuation model were as follows:

	Year ended December 31,
	2020	2019
Risk-free interest rate (1)	1.4%	2.6%
Expected dividend yield	—	—
Expected volatility (2)	24.4%	23.7%
Expected term (years) (3)	6.0	6.0

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

13. Accumulated other comprehensive loss
The following table presents the changes in accumulated other comprehensive loss by component, net of tax.

(in millions)	Cash flow hedges	Defined benefit pension	Currency translation	Total AOCI
Balance as of January 1, 2019	$8.9	$(1.1)	$(381.0)	$(373.2)
Impact due to adoption of ASU 2018-02 (1)	1.5	—	(4.7)	(3.2)
Other comprehensive (loss) income before reclassifications	(23.6)	—	22.8	(0.8)
Amounts reclassified from accumulated other comprehensive loss	(2.2)	0.1	—	(2.1)
Net current period other comprehensive (loss) income	$(24.3)	$0.1	$18.1	$(6.1)
Balance as of December 31, 2019	$(15.4)	$(1.0)	$(362.9)	$(379.3)
Other comprehensive (loss) income before reclassifications (2)	(45.6)	20.3	(10.7)	(36.0)
Amounts reclassified from accumulated other comprehensive loss	28.3	(0.1)	—	28.2
Net current period other comprehensive (loss) income	$(17.3)	$20.2	$(10.7)	$(7.8)
Balance as of December 31, 2020	$(32.7)	$19.2	$(373.6)	$(387.1)
Other comprehensive income (loss) before reclassifications	29.8	0.4	(13.1)	17.1
Amounts reclassified from accumulated other comprehensive loss	(7.9)	(2.9)	—	(10.8)
Amounts reclassified related to dispositions (3)	—	—	18.1	18.1
Net current period other comprehensive income (loss)	$21.9	$(2.5)	$5.0	$24.4
Balance as of December 31, 2021	$(10.8)	$16.7	$(368.6)	$(362.7)

(1)Adjusted due to the adoption of ASU 2018-02 “Income Statement - Reporting Comprehensive Income” on January 1, 2019.
(2)Defined benefit pension includes $25.0 million pre-tax adjustment related to plan amendment on the UK pension plan.
(3)In conjunction with the sale of the Distrupol business, the Company released the associated cumulative foreign currency translation losses and reported such release as part of the net gain on sale of business.
The following is a summary of the amounts reclassified from accumulated other comprehensive loss to net (loss) income.

	Year ended December 31,			Statement of Operations Classification
(in millions)	2021 (1)	2020 (1)	2019 (1)
Amortization of defined benefit pension items:
Prior service (credits) costs	$(3.5)	$(0.1)	$0.1	Other expense, net
Tax benefit	0.6	—	—	Income tax expense
Net of tax	$(2.9)	$(0.1)	$0.1
Cash flow hedges:
Interest rate swap contracts	$17.9	$12.9	$(8.0)	Interest expense
Cross-currency swap contracts	(28.6)	28.3	5.2	Interest expense and other expense, net
Tax (benefit) expense	2.8	(12.9)	0.6	Income tax expense
Net of tax	$(7.9)	$28.3	$(2.2)
Total reclassifications for the period	$(10.8)	$28.2	$(2.1)

(1)Amounts in parentheses indicate credits to net income in the consolidated statement of operations.

14. Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	December 31,
(in millions)	2021	2020
Land and buildings	$820.3	$827.9
Tank farms	316.7	315.4
Machinery, equipment and other	1,015.3	1,007.7
Less: Accumulated depreciation	(1,207.8)	(1,150.7)
Subtotal	$944.5	$1,000.3
Work in progress	86.5	65.4
Property, plant and equipment, net	$1,031.0	$1,065.7

15. Goodwill and intangible assets
Goodwill
The following is a summary of goodwill activity by segment.

(in millions)	USA	EMEA	Canada	LATAM	Total
Balance, January 1, 2020	$1,802.3	$8.4	$441.1	$29.0	$2,280.8
Additions	—	—	—	3.5	3.5
Purchase price adjustments	7.0	—	—	—	7.0
Dispositions and other adjustments	(4.3)	—	(21.4)	(0.4)	(26.1)
Foreign exchange	—	0.3	8.4	(3.5)	5.2
Balance, December 31, 2020	$1,805.0	$8.7	$428.1	$28.6	$2,270.4
Additions	—	—	—	33.1	33.1
Dispositions and other adjustments	7.6	(1.1)	—	(2.4)	4.1
Foreign exchange	—	(0.2)	3.3	(0.3)	2.8
Balance, December 31, 2021	$1,812.6	$7.4	$431.4	$59.0	$2,310.4
Additions to goodwill in 2020 and 2021 related to the acquisitions of Techi Chem and Sweetmix, respectively.
Purchase price adjustments in 2020 related to the Nexeo acquisition. Other adjustments to goodwill in 2020 primarily related to the dispositions of the industrial spill and emergency response businesses and Canadian Agriculture services business.
Accumulated impairment losses on goodwill were $215.8 million, $263.4 million and $253.9 million at December 31, 2021, 2020 and 2019, respectively. The year-over-year changes primarily relate to dispositions and translation adjustments due to foreign exchange differences.
As of October 1, 2021, the Company performed its annual impairment review and concluded the fair value exceeded the carrying value for all reporting units. There were no events or circumstances from the date of the assessment through December 31, 2021 that would affect this conclusion.
Intangible assets, net
The gross carrying amounts and accumulated amortization of the Company’s intangible assets were as follows:

	December 31, 2021			December 31, 2020
(in millions)	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$940.1	$(732.8)	$207.3	$936.9	$(691.3)	$245.6
Other	168.9	(164.5)	4.4	177.4	(171.1)	6.3
Total intangible assets	$1,109.0	$(897.3)	$211.7	$1,114.3	$(862.4)	$251.9
Other intangible assets consist of intellectual property trademarks, trade names, producer relationships and contracts, non-compete agreements and exclusive distribution rights.

The estimated annual amortization expense in each of the next five years is as follows:

(in millions)
2022	$44.7
2023	42.4
2024	34.0
2025	29.1
2026	24.4

16. Impairment charges
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
Year ended December 31, 2021
Throughout 2021, the Company announced the closure of certain operating facilities in the USA and Canada segments, which resulted in impairment charges related to property, plant and equipment, net of $3.0 million within the consolidated statement of operations.
Year ended December 31, 2020
During 2020, the Company determined there was a more likely than not expectation that the industrial spill and emergency response businesses within the USA segment would be sold. The Company determined this to be an impairment triggering event, requiring the assessment of the recoverability of these long-lived asset groups. The Company tested the recoverability and determined the assets to be impaired. As a result, the Company recorded a non-cash, pretax impairment charge of $15.5 million, consisting of $12.8 million of intangible assets, net and $2.7 million of property, plant and equipment, net within the consolidated statement of operations.
During 2020, the Company decided to cease further investment in, and seek to exit a contract related to certain technology assets, consisting of capitalized software and hardware components. This event represented an impairment triggering event requiring an impairment analysis within the Other segment. As a result, the Company recorded a pretax impairment charge of $21.7 million, inclusive of non-cash and cash components of $19.7 million and $2.0 million, respectively, relating to property, plant and equipment, net within the consolidated statement of operations during the year ended December 31, 2020. The Company finalized the terms of the exit in January 2021, exclusive of additional costs or impairment charges.
Additionally, the Company recorded impairment charges of $3.0 million related to property, plant and equipment, net within the consolidated statement of operations during the year ended December 31, 2020. The impairment charges were in connection with the announced closure of certain operating facilities in the USA segment and the wind down of its Canadian Agriculture wholesale distribution business.
Year ended December 31, 2019
During 2019, the Company announced closure of certain operating facilities in the USA segment and recorded a non-cash, pretax impairment charge of $7.0 million related to property, plant and equipment, net within its consolidated statements of operations.

17. Other accrued expenses
As of December 31, 2021, there were no components within other accrued expenses that were greater than five percent of total current liabilities. As of December 31, 2020, other accrued expenses that were greater than five percent of total current liabilities consisted of current tax liabilities of $73.4 million, respectively, comprised of income, VAT and local indirect taxes payable.

18. Debt
Short-term financing
Short-term financing of $2.1 million, with a weighted average interest rate of 3.6%, consisted of bank overdrafts as of December 31, 2020. The Company had no outstanding balance as of December 31, 2021.
The Company had $141.9 million and $196.0 million of outstanding letters of credits as of December 31, 2021 and 2020, respectively.
Long-term debt
Long-term debt consisted of the following:

	December 31,
(in millions)	2021	2020
Senior Term Loan Facilities:
Term B-3 Loan due 2024, variable interest rate of 2.40% at December 31, 2020	$—	$1,264.1
Term B-5 Loan due 2026, variable interest rate of 2.10% and 2.15% at December 31, 2021 and 2020, respectively	392.0	396.0
Term B-6 Loan due 2028, variable interest rate of 2.10% at December 31, 2021	995.0	—
Asset Backed Loan (ABL) Facilities:
North American ABL Facility due 2024, variable interest rate of 1.43% and 1.71% at December 31, 2021 and 2020, respectively	297.9	265.5
Canadian ABL Term Loan due 2022, variable interest rate of 2.71% at December 31, 2020	—	133.5
Senior Unsecured Notes:
Senior Unsecured Notes due 2027, fixed interest rate of 5.13% at December 31, 2021 and 2020	500.0	500.0
Finance lease obligations	101.9	101.6
Total long-term debt before discount	$2,286.8	$2,660.7
Less: unamortized debt issuance costs and discount on debt	(21.8)	(20.1)
Total long-term debt	$2,265.0	$2,640.6
Less: current maturities	(41.5)	(163.5)
Total long-term debt, excluding current maturities	$2,223.5	$2,477.1
The weighted average interest rate on long-term debt, including the effect of designated and undesignated derivative instruments (refer to “Note 20: Derivatives” for more information), was 3.25% and 3.73% as of December 31, 2021 and 2020, respectively.
As of December 31, 2021, future contractual maturities of long-term debt, excluding finance lease obligations, are as follows:

(in millions)
2022	$14.0
2023	14.0
2024	311.9
2025	14.0
2026	386.0
Thereafter	1,445.0
Total	$2,184.9
Refer to “Note 22: Leasing” for additional information regarding finance lease obligations.

Senior Term Loan Facilities
In 2019, the Company repaid in full the remaining Term B-4 Loan and entered into the Fifth Amendment which provided a new Term B-5 Loan facility in an aggregate principal amount of $400.0 million that matures on July 1, 2026 (“Term B-5 Loan”). The proceeds from the new Term B-5 loan were used to repay in full the remaining EUR Term B-2 Loan. The Term B-5 Loan is payable in quarterly installments of 0.25% of the aggregate initial principal amount. The interest rate applicable to the Term Loan B-5 is based on, at the borrower’s option, (i) a fluctuating rate of interest determined by reference to a base rate plus an applicable margin equal to 1.00% or (ii) a Eurocurrency rate plus an applicable margin equal to 2.00%. The Company can repay the Term B-5 Loan in whole or part without penalty.
In 2020, using the proceeds from the sale of the Environmental Sciences business, the Company repaid $174.0 million of the Term B-3 Loan.
In 2021, to secure favorable market rates of interest and extend principal maturities, the Company entered into the Sixth Amendment (“Sixth Amendment”) to its Credit Agreement, dated July 1, 2015, which provided a new Term B-6 Loan facility in an aggregate principal amount of $1.0 billion that matures on June 3, 2028. The proceeds from the new Term B-6 Loan and an incremental borrowing of $274.2 million under the Company's existing North American ABL facility were used to repay in full the outstanding Term B-3 Loan facility and satisfy related lending and refinancing fees.
The Term B-6 Loan is payable in quarterly installments of 0.25% of the aggregate initial principal amount beginning in September 2021. The interest rate applicable to the Term B-6 Loan is based on, at the borrower’s option, (i) a fluctuating rate of interest determined by reference to a base rate plus an applicable margin equal to 1.00% or (ii) a Eurocurrency rate plus an applicable margin equal to 2.00% (in each case with a 0.25% step down based on the achievement of a specific leverage level). The Company can voluntarily prepay the Term B-6 Loan in whole or part without penalty.
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
The interest rate on the ABL Term Loan is on a quarterly adjusted rate of interest determined by reference to either a prime or BA rate, at the Company's option, plus an applicable margin. In the first quarter of 2021, using the proceeds from the sale of the Canadian Agriculture services business and available cash, the Company repaid $47.1 million Canadian ABL Term Loan debt. In the third quarter of 2021, using available cash, the Company repaid $48.0 million Canadian ABL Term Loan debt. In the fourth quarter of 2021, the Company repaid the remaining Canadian ABL Term loan debt, which resulted in the full extinguishment of the loan.
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
Debt costs
As a result of actions within its debt portfolio, the Company recognized losses on extinguishment of debt of $2.3 million, $1.8 million and $19.8 million during the years ended December 31, 2021, 2020 and 2019, respectively and debt refinancing costs of $7.0 million, $0.1 million and $1.2 million in during the years ended December 31, 2021, 2020 and 2019, respectively.
Borrowing availability and assets pledged as collateral
Availability of the Company's credit facilities is determined based upon available qualifying collateral, as defined in the North American ABL Facility and Euro ABL Facility credit agreement.

Unused line fees are as follows:

	December 31,
	2021	2020
$1.525 billion North American ABL Facility	0.300%	0.300%
€200 million Euro ABL Facility	0.375%	0.375%
The North American ABL Facility is secured by a first priority lien of accounts receivable and inventories of the Company's US and Canadian operating subsidiaries. In addition, 65% of the shares of certain foreign subsidiaries have been pledged as security.
The Euro ABL Facility is primarily secured by accounts receivable and inventories of the Company’s subsidiaries in Belgium, France and the Netherlands.
The Senior Term Loan Facilities are secured by substantially all of the assets of the US operating and management subsidiaries and are secured by a second priority lien on such accounts receivable and inventory.
Assets pledged are as follows:

	December 31,
(in millions)	2021	2020
Cash	$54.6	$91.5
Trade accounts receivable, net	1,310.0	1,069.8
Inventories	668.1	547.4
Prepaid expenses and other current assets	285.9	222.9
Property, plant and equipment, net	830.8	864.3
Total	$3,149.4	$2,795.9
Debt covenants
The Company is in compliance with all debt covenants. The North American ABL Facility is subject to comply with a minimum fixed charge coverage ratio. As of December 31, 2021 and 2020, the Company exceeded the minimum ratio and therefore the financial covenant remains inapplicable.
Other information
The fair values of debt were based on current market quotes for similar borrowings and credit risk adjusted for liquidity, margins, and amortization, as necessary and are classified as level 2 in the fair value hierarchy.

	December 31, 2021		December 31, 2020
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Fair value of debt	$2,265.0	$2,307.8	$2,640.6	$2,687.4
The Company is exposed to credit loss and loss of liquidity availability if the financial institutions or counterparties issuing the debt securities fail to perform. The Company minimizes exposure to these credit risks by dealing with a diversified group of investment grade financial institutions. The Company manages credit risk by monitoring the credit ratings and market indicators of credit risk of its lending counterparties, and does not anticipate any non-performance by any of the counterparties.

19. Fair value measurements
The Company classifies its financial instruments according to the fair value hierarchy described in “Note 2: Significant accounting policies.”
Items measured at fair value on a recurring basis
The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which had consisted of the warrant liability related to the Nexeo acquisition and Techi Chem acquisition contingent consideration liabilities:

	Warrant Liability		Contingent Consideration
(in millions)	2021	2020	2021	2020
Fair value as of January 1	$33.8	$33.0	$2.2	$—
Additions	—	—	—	2.2
Fair value adjustments	(33.8)	0.8	—	—
Transfer from Level 3	—	—	(2.3)	—
Foreign exchange	—	—	0.1	—
Fair value as of December 31	$—	$33.8	$—	$2.2
During 2021, a portion of the outstanding warrants were exercised at a price of $27.80 resulting in the issuance of 973,717 shares of common stock and the receipt of $27.1 million in cash proceeds. All remaining warrants expired unexercised on June 9, 2021 with the write-off of the fair value of such warrants recorded within other income (expense), net in the consolidated statement of operations. As of December 31, 2021, the Company has no outstanding warrants.
The fair value of the Techi Chem contingent consideration was historically based on a real options approach, taking into account management's best estimate of the acquired business performance, as well as achievement risk. As the performance period ended in 2021, and inputs to the liability are no longer unobservable, the Company no longer considers the balance of $2.3 million a Level 3 classification.

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
In June 2021, the Company executed two interest rate swap contracts, both effective June 30, 2023 to replace existing interest rate swap contracts with maturities occurring between June 2023 and June 2024. These interest rate swap contracts contain an initial aggregate notional value of $250.0 million from June 2023 to June 2024 that increase to an aggregate notional value of $500.0 million from June 2024 to May 2028.
In March 2020, the Company executed $250.0 million of interest rate swap contracts effective June 30, 2020 to replace swaps with maturities on June 30, 2020.
In December 2019, the Company terminated $750.0 million of the 2017 swaps resulting in a $1.1 million gain. As the hedge was considered to be effective and the forecasted transaction was considered probable of occurring, part of the gain remained in accumulated other comprehensive loss and was amortized as a reduction to interest expense over the term of the forecasted Term B Loan.
The Company also uses undesignated interest rate swap contracts to manage interest rate variability.

Cross currency swap contracts
Cross currency swap contracts are used to effectively convert the Term B-5 Loan’s principal amount of floating rate US dollar denominated debt, including interest payments, to fixed-rate Euro denominated debt. The cross currency swap contracts mature in November 2024. As of December 31, 2021, approximately 95% of the cross currency swaps are designated as a cash flow hedge.
The Company also uses undesignated cross currency swaps to manage interest rate variability and mitigate foreign exchange exposure.
Notional amounts and fair value of derivative instruments
The following table presents the notional amounts of the Company’s outstanding derivative instruments by type:

	December 31,
(in millions)	2021	2020
Designated Derivatives:
Interest rate swap contracts	$650.0	$1,050.0
Cross currency swap contracts	381.0	381.0
Undesignated Derivatives:
Interest rate swap contracts	$100.0	$200.0
Foreign currency derivatives	179.0	77.2
Cross currency swap contracts	19.0	19.0
The following are the pre-tax effects of derivative instruments on the consolidated statements of operations and the consolidated statements of comprehensive income for the years ended December 31, 2021, 2020 and 2019:

	Statement of Operations Classification	Amount of gain (loss) reclassified from other comprehensive loss into income			Amount of gain (loss) to be reclassified to consolidated statement of operations within the next 12 months
		Year ended December 31,
(in millions)		2021	2020	2019
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	Interest expense	$(17.9)	$(12.9)	$8.0	$(8.1)
Cross currency swap contracts	Interest expense	1.2	3.5	0.7	2.8
Cross currency swap contracts	Other expense, net	27.4	(31.8)	(5.9)	—
Refer to “Note 8: Other income (expense), net” for the gains and losses related to derivatives not designated as hedging instruments.

The following table presents the Company’s gross assets and liabilities measured on a recurring basis and classified as level 2 within the fair value hierarchy:

	Derivative Assets			Derivative Liabilities
		December 31,			December 31,
(in millions)	Balance Sheet Classification	2021	2020	Balance Sheet Classification	2021	2020
Designated Derivatives:
Cross currency swap contracts	Prepaid expenses and other current assets	$2.8	$1.0	Other long-term liabilities	$12.7	$47.4
Interest rate swap contracts	Prepaid expenses and other current assets	—	—	Other accrued expenses	8.1	17.9
Interest rate swap contracts	Other assets	—	—	Other long-term liabilities	7.8	20.7
Total designated derivatives		$2.8	$1.0		$28.6	$86.0

Undesignated Derivatives:
Foreign currency contracts	Prepaid expenses and other current assets	$1.8	$0.2	Other accrued expenses	$0.8	$0.4
Cross currency swap contracts	Prepaid expenses and other current assets	0.1	0.1	Other long-term liabilities	0.6	2.4
Interest rate swap contracts	Prepaid expenses and other current assets	—	—	Other accrued expenses	1.7	2.6
Interest rate swap contracts	Other assets	—	—	Other long-term liabilities	1.1	4.0
Total undesignated derivatives		$1.9	$0.3		$4.2	$9.4

Total derivatives		$4.7	$1.3		$32.8	$95.4
The net amounts by legal entity related to foreign currency contracts included in prepaid and other current assets were $1.7 million and $0.1 million as of December 31, 2021 and 2020, respectively. The net amounts related to foreign currency contracts included in other accrued expenses were $0.7 million and $0.3 million as of December 31, 2021 and 2020, respectively.

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
Asbestos Claims
The Company is subject to liabilities from claims alleging personal injury from exposure to asbestos. The claims result primarily from an indemnification obligation related to Univar Solutions USA Inc.’s (“Univar”) 1986 purchase of McKesson Chemical Company from McKesson Corporation (“McKesson”). Once certain conditions have been met, Univar will have the ability to pursue insurance coverage, if any, that may be available under McKesson's historical insurance coverage to offset the impact of any fees, settlements, or judgments that Univar is obligated to pay because of its obligation to defend and indemnify McKesson. As of December 31, 2021, there were approximately 227 asbestos-related cases for which Univar has the obligation to defend and indemnify; however, this number tends to fluctuate up and down over time. Historically, the vast majority of these asbestos cases have been dismissed without payment or with an immaterial settlement payment. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of these matters will have a material effect on its overall financial position, results of operations, or cash flows.
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

Changes in total environmental liabilities are as follows:

(in millions)	2021	2020
Environmental liabilities as of January 1	$79.6	$78.7
Revised obligation estimates	29.0	16.7
Environmental payments	(20.3)	(16.1)
Foreign exchange	(0.2)	0.3
Environmental liabilities as of December 31	$88.1	$79.6

		December 31,
(in millions)	Balance Sheet Classification	2021	2020
Current environmental liabilities	Other accrued expenses	$39.3	$26.5
Long-term environmental liabilities	Other long-term liabilities	48.8	53.1
The Company manages estimated cash flows by project. These estimates are subject to change if there are modifications to the scope of the remediation plan or if other factors, both external and internal, change the timing of the remediation activities. The Company periodically reviews the status of all existing or potential environmental liabilities and adjusts its accruals based on all available, relevant information. Based on current estimates, the expected payments for environmental remediation for the next five years and thereafter at December 31, 2021 are as follows:

(in millions)
2022	$39.3
2023	12.1
2024	7.1
2025	5.1
2026	4.8
Thereafter	19.7
Total	$88.1
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

22. Leasing
The Company leases certain warehouses and distribution centers, office space, transportation equipment and other machinery and equipment.
Leases

		December 31,
(in millions)	Balance Sheet Classification	2021	2020
Assets
Operating lease assets	Other assets	$164.3	$161.0
Finance lease assets	Property, plant and equipment, net (1)	102.1	100.3
Total lease assets		$266.4	$261.3
Liabilities
Current liabilities:
Current portion of operating lease liabilities	Other accrued expenses	$45.7	$44.9
Current portion of finance lease liabilities	Current portion of long-term debt	27.5	26.0
Noncurrent liabilities:
Operating lease liabilities	Other long-term liabilities	125.5	125.3
Finance lease liabilities	Long-term debt	74.4	75.6
Total lease liabilities		$273.1	$271.8

(1)Finance lease right-of-use assets are recorded net of accumulated depreciation of $75.8 million and $61.2 million as of December 31, 2021 and 2020, respectively.
Lease cost

(in millions)	Year ended December 31, 2021			Year ended December 31, 2020
Statement of Operations Classification	Operating Leases	Finance Leases	Total	Operating Leases	Finance Leases	Total
Cost of goods sold (exclusive of depreciation)	$22.6	$—	$22.6	$18.8	$—	$18.8
Outbound freight and handling	6.6	—	6.6	6.1	—	6.1
Warehousing, selling and administrative	28.3	—	28.3	32.7	—	32.7
Depreciation	—	26.4	26.4	—	24.9	24.9
Interest expense	—	3.7	3.7	—	3.4	3.4
Total gross lease component costs	$57.5	$30.1	$87.6	$57.6	$28.3	$85.9
Variable lease costs			1.7			0.9
Short-term lease costs			6.7			25.7
Total gross lease costs			$96.0			$112.5
Sublease income			2.1			2.5
Total net lease costs			$93.9			$110.0
Maturity of lease liabilities

(in millions)	Operating Leases	Finance Leases	Total
2022	$52.3	$30.5	$82.8
2023	36.7	21.6	58.3
2024	25.8	18.1	43.9
2025	18.1	16.1	34.2
2026	14.5	14.1	28.6
2027 and after	54.5	10.3	64.8
Total lease payments	$201.9	$110.7	$312.6
Less: interest	30.7	8.8	39.5
Present value of lease liabilities	$171.2	$101.9	$273.1

Lease term and discount rate

	December 31,
(in millions)	2021	2020
Weighted-average remaining lease term (years)
Operating leases	6.7	6.0
Finance leases	6.5	6.3
Weighted-average discount rate
Operating leases	3.99%	4.68%
Finance leases	3.59%	3.83%
Other information

	Year ended December 31,
(in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$57.5	$57.1
Operating cash flows from finance leases	3.6	3.4
Financing cash flows from finance leases	27.6	24.3
Sale-leaseback transaction
During 2020, the Company recognized a net gain of $14.4 million associated with a sale-leaseback agreement related to a real estate property. The Company intends to lease the property for a period of 15 years and has classified the agreement as an operating lease.

23. Segments
The Company’s operations are structured into four reportable segments that represent the geographic areas under which it operates and manages the business. Management monitors the operating results of its reportable segments separately for the purpose of making decisions about resource allocation and performance assessment. Management evaluates performance of its reportable segments on the basis of Adjusted EBITDA. Adjusted EBITDA is defined as the sum of consolidated net income (loss), net income from discontinued operations, net interest expense, income tax expense, depreciation, amortization, impairment charges, (gain) loss on sale of business, loss on extinguishment of debt, other operating expenses, net (see “Note 6: Other operating expenses, net”) and other income (expense), net (see “Note 8: Other income (expense), net”). For 2020, Adjusted EBITDA also included an adjustment to remove a Brazil VAT charge. For 2019, Adjusted EBITDA included an adjustment to remove the charge of the inventory fair value step-up recorded in connection with the Nexeo purchase price allocation and to remove the benefit related to a Brazil VAT recovery.
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

Financial information for the Company’s reportable segments is as follows:

(in millions)	USA	EMEA	Canada	LATAM	Other/ Eliminations(1)	Consolidated
Net Sales
Year ended December 31, 2021
External customers	$6,024.0	$1,971.1	$930.0	$610.4	$—	$9,535.5
Inter-segment	92.1	4.3	4.4	0.7	(101.5)	—
Net Sales	$6,116.1	$1,975.4	$934.4	$611.1	$(101.5)	$9,535.5

Year ended December 31, 2020
External customers	$5,006.2	$1,697.1	$1,110.7	$451.0	$—	$8,265.0
Inter-segment	81.2	3.1	2.5	—	(86.8)	—
Net Sales	$5,087.4	$1,700.2	$1,113.2	$451.0	$(86.8)	$8,265.0

Year ended December 31, 2019
External customers	$5,828.5	$1,785.5	$1,217.8	$455.1	$—	$9,286.9
Inter-segment	100.2	3.3	6.2	—	(109.7)	—
Net Sales	$5,928.7	$1,788.8	$1,224.0	$455.1	$(109.7)	$9,286.9

(1) Other/Eliminations represents the elimination of intersegment transactions, as well as unallocated corporate costs consisting of costs specifically related to parent company operations that do not directly benefit segments, either individually or collectively.

	Year ended December 31,
(in millions)	2021	2020	2019
Adjusted EBITDA
USA	$498.2	$393.2	$454.7
EMEA	170.6	142.7	143.3
Canada	104.2	89.7	100.2
LATAM	56.9	43.0	36.1
Other/Eliminations	(32.2)	(32.8)	(30.1)
Consolidated	$797.7	$635.8	$704.2

Long-lived assets (1)
USA	$781.5	$815.6	$853.6
EMEA	191.2	202.0	185.4
Canada	153.3	148.0	197.3
LATAM	38.7	38.0	34.7
Other/Eliminations	30.6	23.1	38.7
Consolidated	$1,195.3	$1,226.7	$1,309.7

(1)Long-lived assets consist of property, plant and equipment, net and operating lease assets.

The following is a reconciliation of net income (loss) to Adjusted EBITDA for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
(in millions)	2021	2020	2019
Net income (loss)	$460.6	$52.9	$(100.2)
Net income from discontinued operations	—	—	(5.4)
Depreciation	150.9	162.9	155.0
Amortization	52.5	60.0	59.7
Interest expense, net	97.2	112.4	139.5
Income tax expense from continuing operations	124.6	6.1	104.5
EBITDA	$885.8	$394.3	$353.1
Other operating expenses, net (1)	107.5	89.4	291.2
Other (income) expense, net (2)	(112.7)	59.2	77.5
Impairment charges	3.0	40.2	7.0
(Gain) loss on sale of business	(88.2)	50.6	(41.4)
Loss on extinguishment of debt	2.3	1.8	19.8
Brazil VAT charge (recovery)	—	0.3	(8.3)
Inventory step-up adjustment	—	—	5.3
Adjusted EBITDA	$797.7	$635.8	$704.2

(1)Refer to “Note 6: Other operating expenses, net” for more information.
(2)Refer to “Note 8: Other income (expense), net” for more information.
Business line information
The Company’s net sales from external customers primarily relate to its chemical distribution business. Other sales to external customers primarily relate to services for collecting and arranging for the transportation of hazardous and non-hazardous waste.
Risks and Concentrations
No single customer accounted for more than 10% of net sales in any of the years presented.
The Company has portions of its labor force that are a part of collective bargaining agreements. A work stoppage or other limitation on operations could occur as a result of disputes under existing collective bargaining agreements with labor unions or government based work counsels or in connection with negotiations of new collective bargaining agreements. As of December 31, 2021, approximately 24% of the Company’s labor force is covered by a collective bargaining agreement. As of December 31, 2021, approximately 2% of the Company’s labor force is covered by a collective bargaining agreement that will expire within one year.
Other segment information
Information on segment assets is not disclosed, as the Company's chief operating decision maker does not evaluate reportable segments using asset information.
Schedule II - Valuation and qualifying accounts

		Additions
(in millions)	Balance at beginning of period	Charged to costs and other expenses	Charged to other accounts	Deductions	Balance at end of period
Year ended December 31, 2021
Income tax valuation allowance	$19.9	$0.7	$(0.3)	$(11.7)	$8.6
Year ended December 31, 2020
Income tax valuation allowance	$87.5	$3.0	$1.0	$(71.6)	$19.9
Year ended December 31, 2019
Income tax valuation allowance	$106.3	$4.9	$0.1	$(23.8)	$87.5

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
All information required by this Item will be included in our Proxy Statement relating to our 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2021 (“2022 Proxy Statement”) and is incorporated herein by reference.*
ITEM 11. EXECUTIVE COMPENSATION
All information required by this Item will be included in our 2022 Proxy Statement and is incorporated herein by reference.*
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
All information required by this Item will be included in our 2022 Proxy Statement and is incorporated herein by reference.*
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
All information required by this Item will be included in our 2022 Proxy Statement and is incorporated herein by reference.*
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
All information required by this Item will be included in our 2022 Proxy Statement and is incorporated herein by reference.*
*Except for information or data specifically incorporated herein by reference under Items 10 through 14, other information and data appearing in our 2022 Proxy Statement are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the SEC as part of this report.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)(2) Financial Statements and Financial Statement Schedules
Reference is made to the information set forth in Part II, Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.
(a)(3) Exhibits

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated September 17, 2018, by and among Nexeo, Univar, Pilates Merger Sub I Corp and Pilates Merger Sub II LLC, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company, filed on September 18, 2018.

2.2	Purchase and Sale Agreement, by and among Nexeo Solutions, Inc., Neon Holdings, Inc. and Univar Inc., dated as of February 8, 2019, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on March 1, 2019.

3.1*	Restated Third Amended and Restated Certificate of Incorporation of the Company.

3.2	Fourth Amended and Restated Bylaws of the Company effective May 6, 2021, incorporated by reference to Exhibit 3.5 to the Form 10-Q of the Company filed on August 3, 2021.

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of the Company, filed on June 8, 2015.

4.2*	Description of Univar Solutions Inc. Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

4.3	Indenture, dated as of November 22, 2019, between Univar Solutions USA Inc., Univar Solutions Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed on November 22, 2019.

4.4	First Supplemental Indenture, dated as of November 22, 2019, between Univar Solutions USA Inc., Univar Solutions Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed on November 22, 2019.

4.5	Form of 5.125% Senior Notes due 2027 (included in Exhibit 4.4 hereto), incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of the Company filed on November 22, 2019.

10.1	European ABL Facility Agreement, dated as of March 24, 2014, as amended and restated on December 19, 2018, by and among Univar B.V., the other borrowers from time to time party thereto, Univar Inc., as guarantor, JPMorgan Chase Bank, N.A., as sole lead arranger and joint bookrunner, Bank of America, N.A., as joint bookrunner and syndication agent, and J.P. Morgan Europe Limited, as administrative agent and collateral agent, incorporated by reference to Exhibit 10.1 to the Form 10-K of the Company, filed on February 21, 2019.

10.2*
Deed of Amendment and Restatement, dated as of 10 December 2021, relating to a Credit Agreement dated 24 March 2014, as amended and restated on 19 December 2018, by and among Univar Solutions B.V. and the other borrowers listed in Schedule 1, Part 1, the guarantors listed in Schedule 1, Part 2, J.P. Morgan AG as administrative agent, and J.P. Morgan Europe Limited as collateral agent.

10.3	Credit Agreement, dated as of July 1, 2015 between Univar USA Inc., Univar Inc., the several banks and financial institutions from time to time party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on July 7, 2015.

10.4	First Amendment to Credit Agreement, dated as of January 19, 2017 between Univar USA Inc., Univar Inc., the several banks and financial institutions from time to time party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on January 20, 2017.

10.5	Second Amendment to Credit Agreement, dated as of November 28, 2017 between Univar USA Inc., Univar Inc., the several banks and financial institutions from time to time party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed November 29, 2017.

10.6	Third Amendment, dated as of February 23, 2019, to Credit Agreement between Univar USA Inc., Univar Inc., the several banks and financial institutions from time to time party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.5 to the Form 10-K of the Company, filed on February 25, 2020.

10.7	Fourth Amendment to Credit Agreement, dated as of February 28, 2019 between Univar USA Inc., Univar Inc., the several banks and financial institutions from time to time party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed on March 1, 2019.

10.8	Fifth Amendment, dated November 22, 2019, among Univar Solutions USA Inc., Univar Solutions Inc., Univar Netherlands Holding B.V, the several banks and financial institutions from time to time party thereto, Goldman Sachs Bank USA and Bank of America, N.A., to the Credit Agreement dated July 1, 2015, between Univar Solutions USA Inc., Univar Solutions Inc., Univar Netherlands Holding B.V., the several banks and financial institutions from time to time party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on November 22, 2019.

10.9
Amendment No. 6, dated June 3, 2021, among Univar Solutions USA Inc., Univar Solutions Inc., Univar Netherlands Holding B.V., the several banks and financial institutions from time to time party thereto, JPMorgan Chase Bank, N.A. and Bank of America, N.A., to the Credit Agreement dated July 1, 2015, between Univar Solutions USA Inc., Univar Solutions Inc., Univar Netherlands Holding B.V., the several banks and financial institutions from time to time party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Univar Solutions Inc., filed on June 9, 2021.

10.10	Term Loan Guarantee and Collateral Agreement, dated as of July 1, 2015, made by Univar Inc., Univar USA Inc. and the guarantors listed on the signature pages thereto in favor of Bank of America, N.A, as collateral agent for the banks and other financial institutions that are parties to the Credit Agreement, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed on July 7, 2015.

10.11	Amendment No. 1 to Term Loan Guarantee and Collateral Agreement, dated as of November 22, 2019, made by Univar Solutions Inc., Univar Solutions USA Inc. and the guarantors listed on the signature pages thereto in favor of Bank of America, N.A, as collateral agent, incorporated by reference to Exhibit 10.9 to the Form 10-K of the Company, filed on February 25, 2020.

10.12	Amended and Restated ABL Credit Agreement, dated as of February 28, 2019 between Univar Inc. and certain of its subsidiaries, the several banks and financial institutions from time to time party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on March 1, 2019.

10.13	First Amendment dated November 22, 2019, among Univar Solutions Inc. and certain of its subsidiaries, the several banks and financial institutions from time to time party thereto and Bank of America, N.A., to the Amended and Restated ABL Credit Agreement, dated as of February 28, 2019, between Univar Solutions Inc. and certain of its subsidiaries, the several banks and financial institutions from time to time party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed on November 22, 2019.

10.14	Amended and Restated ABL Guarantee and Collateral Agreement, dated as of February 28, 2019, made by the Company and certain of its Domestic Subsidiaries in favor of Bank of America, N.A, as collateral agent, incorporated by reference to Exhibit 10.12 to the Form 10-K of the Company, filed on February 25, 2020.

10.15†	Form of Director Indemnification Agreement, incorporated by reference to Exhibit 10.56 to the Registration Statement on Form S-1 of the Company, filed on June 8, 2015.

10.16†	Form of Employee Stock Option Agreement, incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-1 of the Company, filed on August 14, 2014.

10.17†	2014 Form of Employee Stock Option Agreement, incorporated by reference to Exhibit 10.62 to the Registration Statement on Form S-1 of the Company, filed on May 26, 2015.

10.18†	Form of Employee Stock Option Agreement for awards granted between June 23, 2015 and February 1, 2017, 2015 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-8 of the Company, filed June 23, 2015.

10.19†	Form of Employee Stock Option Agreement for awards granted after February 1, 2017, 2015 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.67 to the Form 10-K of the Company filed on February 28, 2017.

10.20†	Form of Employee Stock Option Agreement for awards granted after April 13, 2017, 2015 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company filed on May 5, 2017.

10.21†	Form of Employee Stock Option Agreement, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Company filed on May 5, 2017.

10.22†	Form of Employee Stock Option Agreement for awards granted on or after February 7, 2018, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Company, filed on May 10, 2018.

10.23†	Stock Option Agreement, dated as of February 7, 2018, by and between Univar Inc. and Stephen D. Newlin. 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Company, filed on May 10, 2018.

10.24†	Form of Employee Stock Option Agreement for awards granted on or after February 6, 2019, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q of the Company, filed on May 9, 2019.

10.25†	Form of Employee Stock Option Agreement for awards granted on or after February 21, 2020, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.23 to the Form 10-K of the Company, filed on February 25, 2020.

10.26†
Form of Employee Stock Option Agreement for awards granted on or after June 26, 2020, 2020 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company, filed on August 7, 2020.

10.27†
Form of Employee Restricted Stock Unit Agreement for awards granted on or after February 6, 2019, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to the Form 10-Q of the Company, filed on May 9, 2019.

10.28†
Form of Employee Restricted Stock Unit Agreement for awards granted on or after February 21, 2020, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.31 to the Form 10-K of the Company, filed on February 25, 2020.

10.29†	Form of Employee Restricted Stock Unit Agreement for awards granted on or after June 26, 2020, 2020 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Company, filed on August 7, 2020.

10.30†	Univar Solutions Supplemental Savings Plan (previously named Univar USA Inc. Supplemental Valued Investment Plan), effective June 1, 2017, incorporated by reference to Exhibit 10.32 to the Form 10-K of the Company, filed on February 25, 2020.

10.31†	First Amendment to the Univar Solutions Supplemental Savings Plan, dated October 9, 2018, incorporated by reference to Exhibit 10.33 to the Form 10-K of the Company, filed on February 25, 2020.

10.32†	Second Amendment to the Univar Solutions Supplemental Savings Plan, dated December 30, 2019, incorporated by reference to Exhibit 10.34 to the Form 10-K of the Company, filed on February 25, 2020.

10.33†	Univar USA Inc. Supplemental Benefits Retirement Plan, dated as of July 1, 2004, incorporated by reference to Exhibit 10.45 to the Registration Statement on Form S-1 of the Company, filed on August 14, 2014.

10.34†	First Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of May 17, 2005, incorporated by reference to Exhibit 10.30 to the Form 10-K of the Company, filed on March 3, 2016.

10.35†	Second Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of August 24, 2006, incorporated by reference to Exhibit 10.31 to the Form 10-K of the Company, filed on March 3, 2016.

10.36†	Third Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of June 11, 2007, incorporated by reference to Exhibit 10.32 to the Form 10-K of the Company, filed on March 3, 2016.

10.37†
Fourth Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of December 6, 2007, incorporated by reference to Exhibit 10.46 to the Registration Statement on Form S-1 of the Company, filed on August 14, 2014.

10.38†	Fifth Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of December 6, 2007, incorporated by reference to Exhibit 10.34 to the Form 10-K of the Company, filed on March 3, 2016.

10.39†	Sixth Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of December 19, 2007, incorporated by reference to Exhibit 10.35 to the Form 10-K of the Company, filed on March 3, 2016.

10.40†	Seventh Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of June 19, 2008, incorporated by reference to Exhibit 10.36 to the Form 10-K of the Company, filed on March 3, 2016.

10.41†	Eighth Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of December 23, 2008, incorporated by reference to Exhibit 10.37 to the Form 10-K of the Company, filed on March 3, 2016.

10.42†	Ninth Amendment to the Univar USA Inc. Supplemental Retirement Plan, dated as of December 21, 2009, incorporated by reference to Exhibit 10.38 to the Form 10-K of the Company, filed on March 3, 2016.

10.43†	Univar Inc. 2011 Stock Incentive Plan, effective as of March 28, 2011, incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1 of the Company, filed on August 14, 2014.

10.44†	Amendment No. 1 to the Univar Inc. 2011 Stock Incentive Plan, dated as of November 30, 2012, incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1 of the Company, filed on August 14, 2014.

10.45†	Univar Inc. 2015 Omnibus Equity Incentive Plan is incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 of the Company, filed June 23, 2015.

10.46†	Univar Inc. 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.6 to the Form 10-Q of the Company filed on May 5, 2017.

10.47†	First Amendment to Univar Inc. 2017 Omnibus Equity Incentive Plan dated as of December 6, 2019, incorporated by reference to Exhibit 10.50 to the Form 10-K of the Company, filed on February 25, 2020.

10.48†	Univar Solutions Inc. 2020 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 of the Company, filed on May 7, 2020.

10.49†	Letter Agreement, by and between Nick Powell and Univar Inc., dated as of February 27, 2019, incorporated by reference to Exhibit 5.1 to the Current Report on Form 8-K of the Company filed on March 1, 2019.

10.50†	Letter Agreement between the Company and Nicholas Powell, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on September 17, 2021.

10.51†	Letter Agreement between the Company and Jennifer McIntyre, incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Company, filed on November 2, 2021.

10.52†	Form of Severance and Change in Control Agreement by and Between Univar Inc. and Certain Executives, incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Company, filed on November 6, 2018.

10.53†	Severance and Change of Control Agreement, dated as of January 6, 2020, between the Company and Nicholas W. Alexos, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on December 16, 2019.

10.54†
Form of Severance and Change in Control Agreement by and Between Univar Solutions Inc. and Certain Executives, incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company, filed on November 5, 2020.

10.55†
Addendum to Severance and Change in Control Agreement, dated as of January 18, 2021, between the Company and Kimberly L. Dickens, incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Company, filed on May 10, 2021.

10.56†
Alternative Release and Amendment to Severance and Change in Control Agreement, dated as of August 5, 2020, by and between the Company and Mark Fisher, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Univar Solutions Inc., filed on August 6, 2020.

10.57†	Letter Agreement between the Company and Mike Hildebrand dated as of January 27, 2020, incorporated by reference to Exhibit 10.50 to the Form 10-K of the Company, filed on February 25, 2021.

10.58†	Amended and Restated Univar Solutions Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.51 to the Form 10-K of the Company, filed on February 25, 2021.

10.59†	First Amendment to Univar Solutions Inc. Employee Stock Purchase Plan dated as of December 6, 2019, incorporated by reference to Exhibit 10.56 to the Form 10-K of the Company, filed on February 25, 2020.

10.60†
Second Amendment to Univar Solutions Inc. Employee Stock Purchase Plan executed as of October 28, 2020, incorporated by reference to Exhibit 10.53 to the Form 10-K of the Company, filed on February 25, 2021.

10.61†	Form of Employee Performance Based Restricted Stock Unit Agreement for awards granted on or after February 6, 2019, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.6 to the Form 10-Q of the Company, filed on May 9, 2019.

10.62†
Form of Amended and Restated Employee Performance-Based Restricted Stock Unit Agreement for awards granted on or after February 6, 2019, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company, filed on November 5, 2019.

10.63†
Form of Employee Performance Based Restricted Stock Unit Agreement for awards granted on or after February 21, 2020, incorporated by reference to Exhibit 10.7 to the Form 10-Q of the Company, filed on August 7, 2020.

10.64†
Form of Employee Performance Based Restricted Stock Unit Agreement for awards granted on or after March 10, 2021, 2020 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company, filed on May 10, 2021.

10.65†
Form of Director Deferred Share Unit Agreement for awards granted on or after February 7, 2018, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.8 to the Form 10-Q of the Company, filed on May 10, 2018.

10.66†
Form of Director Deferred Share Unit Agreement for awards granted on or after February 7, 2019, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to the Form 10-Q of the Company, filed on May 9, 2019.

10.67†	Form of Director Deferred Share Unit Agreement for cash retainer granted on or after February 21, 2020, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.64 to the Form 10-K of the Company, filed on February 25, 2020.

10.68†	Form of Director Deferred Share Unit Agreement for equity awards granted on or after February 21, 2020, 2017 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.65 to the Form 10-K of the Company, filed on February 25, 2020.

10.69†
Form of Director Deferred Share Unit Agreement for cash retainer granted on or after June 26, 2020, 2020 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Company, filed on August 7, 2020.

10.70†
Form of Director Deferred Share Unit Agreement for equity awards granted on or after June 26, 2020, 2020 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q of the Company, filed on August 7, 2020.

10.71†	Form of Director Restricted Stock Agreement for awards granted on or after June 26, 2020, 2020 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.5 to the Form 10-Q of the Company, filed on August 7, 2020.

10.72†
Form of Director Restricted Stock Unit Agreement for awards granted on or after June 26, 2020, 2020 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.6 to the Form 10-Q of the Company, filed on August 7, 2020.

10.73†	Univar Inc. Omnibus Waiver regarding Whistleblower Protections, dated as of May 3, 2017, incorporated by reference to Exhibit 10.8 to the Form 10-Q of the Company filed on May 5, 2017.

10.74†	Form of Indemnification Agreement by and Between Univar Solutions Inc. and Certain Executives, incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Company, filed on November 5, 2020.

10.75*†	Form of Employee Restricted Stock Unit Agreement for awards granted on or after February 7, 2022, 2020 Omnibus Incentive Plan.

10.76*†	Form of Employee Performance-Based Restricted Stock Unit Agreement for awards granted on or after February 7, 2022, 2020 Omnibus Incentive Plan.

21.1*	List of Subsidiaries

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Identifies each management compensation plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Univar Solutions Inc.

By: /s/ NICHOLAS W. ALEXOS
Nicholas W. Alexos, Executive Vice President and Chief Financial Officer
Dated February 25, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By: /s/ DAVID C. JUKES	By: /s/ NICHOLAS W. ALEXOS
David C. Jukes, President and Chief Executive Officer (Principal Executive Officer)	Nicholas W. Alexos, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
By: /s/ CHRISTOPHER D. PAPPAS
Christopher D. Pappas, Chairman of the Board
By: /s/ JOAN BRACA	By: /s/ MARK J. BYRNE
Joan Braca, Director	Mark J. Byrne, Director
By: /s/ DANIEL P. DOHENY	By: /s/ RICHARD P. FOX
Daniel P. Doheny, Director	Richard P. Fox, Director
By: /s/ RHONDA GERMANY	By: /s/ STEPHEN D. NEWLIN
Rhonda Germany, Director	Stephen D. Newlin, Director
By: /s/ KERRY PREETE	By: /s/ ROBERT L. WOOD
Kerry Preete, Director	Robert L. Wood, Director