Form 10-Q
period 2022-03-31
Univar Solutions Inc.
filed 2022-05-10
CIK 1494319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 29, 2022, 169,231,806 shares of the registrant’s common stock, $0.01 par value, were outstanding.

Univar Solutions Inc.
Form 10-Q
For the quarterly period ended March 31, 2022

PART I.
FINANCIAL INFORMATION

Item 1.    Financial Statements
Univar Solutions Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
(in millions, except per share data)	2022	2021
Net sales	$2,882.6	$2,155.4
Cost of goods sold (exclusive of depreciation)	2,153.1	1,613.0
Operating expenses:
Outbound freight and handling	$115.9	$91.4
Warehousing, selling and administrative	294.3	268.8
Other operating expenses, net	15.7	44.2
Depreciation	32.9	43.8
Amortization	11.8	13.1
Total operating expenses	$470.6	$461.3
Operating income	$258.9	$81.1
Other (expense) income:
Interest income	$1.1	$0.4
Interest expense	(22.2)	(27.0)
Gain on sale of business	—	0.6
Other income, net	7.7	28.7
Total other (expense) income	$(13.4)	$2.7
Income before income taxes	$245.5	$83.8
Income tax expense	64.7	17.6
Net income	$180.8	$66.2

Income per common share:
Basic income per common share	$1.07	$0.39
Diluted income per common share	$1.06	$0.39

Weighted average common shares outstanding:
Basic	169.6	169.3
Diluted	171.3	170.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
(in millions)	2022	2021
Net income	$180.8	$66.2
Other comprehensive income, net of tax:
Foreign currency translation	$17.2	$0.8
Pension and other postretirement benefits adjustment, net of tax of $— and $0.5	(0.1)	(2.4)
Derivative financial instruments, net of tax of $(12.5) and $(2.2)	36.4	6.6
Total other comprehensive income, net of tax	$53.5	$5.0
Comprehensive income	$234.3	$71.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$245.4	$251.5
Trade accounts receivable, net of allowance for doubtful accounts of $15.0 and $15.8 at March 31, 2022 and December 31, 2021, respectively	1,806.0	1,539.5
Inventories	1,105.5	932.2
Prepaid expenses and other current assets	198.2	169.1
Total current assets	$3,355.1	$2,892.3
Property, plant and equipment, net	$1,028.1	$1,031.0
Goodwill	2,321.8	2,310.4
Intangible assets, net	203.9	211.7
Deferred tax assets	26.5	29.4
Other assets	337.3	303.0
Total assets	$7,272.7	$6,777.8
Liabilities and stockholders’ equity
Current liabilities:
Short-term financing	$10.0	$—
Trade accounts payable	1,149.0	1,009.3
Current portion of long-term debt	40.4	41.5
Accrued compensation	92.3	196.4
Other accrued expenses	430.6	420.4
Total current liabilities	$1,722.3	$1,667.6
Long-term debt	$2,416.9	$2,223.5
Pension and other postretirement benefit liabilities	207.2	211.7
Deferred tax liabilities	86.3	56.1
Other long-term liabilities	323.2	326.4
Total liabilities	$4,755.9	$4,485.3
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized, no shares issued or outstanding at March 31, 2022 and December 31, 2021	$—	$—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 172,037,131 and 171,199,938 shares issued at March 31, 2022 and December 31, 2021, respectively	1.7	1.7
Additional paid-in capital	3,062.5	3,048.5
Treasury stock at cost, 2,563,449 and 1,832,385 shares at March 31, 2022 and December 31, 2021, respectively	(74.0)	(50.0)
Accumulated deficit	(164.2)	(345.0)
Accumulated other comprehensive loss	(309.2)	(362.7)
Total stockholders’ equity	$2,516.8	$2,292.5
Total liabilities and stockholders’ equity	$7,272.7	$6,777.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(in millions)	2022	2021
Operating activities:
Net income	$180.8	$66.2
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	44.7	56.9
Amortization of deferred financing fees and debt discount	1.4	1.8
Gain on sale of business	—	(0.6)
Gain on sale of property, plant and equipment	(0.9)	(1.1)
Deferred income taxes	19.1	2.0
Stock-based compensation expense	13.9	5.9
Fair value adjustment for warrants	—	(25.6)
Other	2.6	(1.5)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(270.5)	(220.9)
Inventories	(168.9)	(70.8)
Prepaid expenses and other current assets	(15.9)	(34.3)
Trade accounts payable	140.3	138.1
Other, net	(81.0)	(8.4)
Net cash used by operating activities	$(134.4)	$(92.3)
Investing activities:
Purchases of property, plant and equipment	$(32.5)	$(16.3)
Purchases of businesses, net of cash acquired	(3.8)	—
Proceeds from sale of property, plant and equipment and other assets	1.8	5.3
Other	—	(1.2)
Net cash used by investing activities	$(34.5)	$(12.2)
Financing activities:
Payments on long-term debt and finance lease obligations	(12.0)	(56.2)
Proceeds under revolving credit facilities	491.4	603.0
Payments under revolving credit facilities	(294.3)	(684.0)
Taxes paid related to net share settlements of stock-based compensation awards	(7.2)	(2.1)
Purchases of treasury stock	(24.0)	—
Stock option exercises	8.4	1.5
Other	8.5	4.1
Net cash provided (used) by financing activities	$170.8	$(133.7)
Effect of exchange rate changes on cash and cash equivalents	$(8.0)	$(7.0)
Net decrease in cash and cash equivalents	(6.1)	(245.2)
Cash and cash equivalents at beginning of period	251.5	386.6
Cash and cash equivalents at end of period	$245.4	$141.4
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$17.3	$15.5
Interest, net of capitalized interest	11.9	18.6
Non-cash activities:
Additions of property, plant and equipment included in trade accounts payable and other accrued expenses	$2.5	$4.7
Additions of property, plant and equipment under a finance lease obligation	5.4	4.9
Additions of assets under an operating lease obligation	33.3	16.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(in millions)	Common stock outstanding (shares)	Common stock	Additional paid-in capital	Treasury Stock	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, January 1, 2022	169.4	$1.7	$3,048.5	$(50.0)	$(345.0)	$(362.7)	$2,292.5
Net income	—	—	—	—	180.8	—	180.8
Other comprehensive income, net of tax	—	—	—	—	—	53.5	53.5
Restricted stock units vested	0.8	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.3)	—	(7.2)	—	—	—	(7.2)
Stock option exercises	0.3	—	8.4	—	—	—	8.4
Stock-based compensation expense	—	—	13.9	—	—	—	13.9
Purchases of treasury stock	(0.7)	—	—	(24.0)	—	—	(24.0)
Other	—	—	(1.1)	—	—	—	(1.1)
Balance, March 31, 2022	169.5	$1.7	$3,062.5	$(74.0)	$(164.2)	$(309.2)	$2,516.8

(in millions)	Common stock outstanding (shares)	Common stock	Additional paid-in capital	Treasury Stock	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, January 1, 2021	169.3	$1.7	$2,983.3	$—	$(805.6)	$(387.1)	$1,792.3
Net income	—	—	—	—	66.2	—	66.2
Other comprehensive income, net of tax	—	—	—	—	—	5.0	5.0
Restricted stock units vested	0.3	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.1)	—	(2.1)	—	—	—	(2.1)
Stock option exercises	0.1	—	1.5	—	—	—	1.5
Stock-based compensation	—	—	5.9	—	—	—	5.9
Other	—	—	0.2	—	—	—	0.2
Balance, March 31, 2021	169.6	$1.7	$2,988.8	$—	$(739.4)	$(382.1)	$1,869.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Nature of operations
Headquartered in Downers Grove, Illinois, Univar Solutions Inc. (“Univar Solutions,” “Company,” “we,” “our” and “us”) is a leading global commodity and specialty chemical and ingredient distributor and provider of value-added services to customers across a wide range of diverse industries. The Company’s operations are structured into four reportable segments that represent the geographic areas under which the Company operates and manages its business:
•Univar Solutions USA (“USA”)
•Univar Solutions Europe and the Middle East and Africa (“EMEA”)
•Univar Solutions Canada (“Canada”)
•Univar Solutions Latin America (“LATAM”)
LATAM includes certain developing businesses in Latin America and the Asia-Pacific region.
2. Significant accounting policies
Basis of consolidation and presentation
The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) as applicable to interim financial reporting. These condensed consolidated financial statements, in the Company’s opinion, include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, comprehensive income, cash flows and changes in stockholders’ equity. The results of operations for the periods presented are not necessarily indicative of the operating results that may be expected for the full year. The accompanying condensed consolidated financial statements of Univar Solutions include the combined results of all directly and indirectly controlled companies, which have been adjusted to account for the elimination of intercompany balances and transactions.
The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ materially from these estimates. These condensed consolidated financial statements and related footnotes are unaudited and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Proceeds and repayments under the revolving credit facilities for 2021, previously reported net in our condensed consolidated statement of cash flows, are now presented separately to conform to the current period’s presentation. Additionally, certain other immaterial amounts in the prior period’s condensed consolidated financial statements and notes have been reclassified to conform to the current period’s presentation.
Accounting pronouncements issued and not yet adopted
In October 2021, the FASB issued ASU 2021-08 “Business Combinations” (Topic 805) – “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 (Revenue from Contracts with Customers). The Company expects to adopt this guidance effective January 1, 2023 and is currently determining the impacts of the guidance on its consolidated financial statements.
In November 2021, the FASB issued ASU 2021-10 “Government Assistance” (Topic 832) – “Disclosures by Business Entities about Government Assistance,” which aims to increase the transparency of government assistance and grants. The ASU requires additional annual disclosures pertaining to the types of received government assistance, accounting for the transactions and the related impacts on the reported financial results. The Company expects to adopt this guidance effective December 31, 2022 and is currently determining the impacts of the guidance on its consolidated financial statements and disclosures.
3. Business combinations
Sweetmix Distribuidora de Materias Primas Industriais Ltda (“Sweetmix”)
On December 1, 2021, the Company acquired Sweetmix, a food ingredients and coatings, adhesives, sealants and elastomers (“CASE”) specialty chemical distribution company in Brazil. The acquisition price, including 2022 measurement period adjustments, was $53.0 million, inclusive of $32.5 million of cash paid (net of cash acquired of $1.2 million) upon closing, with the remaining $19.3 million to be paid over the next five years. The acquisition of Sweetmix significantly enhances the

Company’s specialty food ingredients offering in Latin America and also enhances the Company’s position in the local CASE market.
As of March 31, 2022, the Company updated the purchase price allocation to reflect intangible asset fair value adjustments, purchase price adjustments and the deferred tax impacts of the recognized adjustments. The preliminary values and measurement period adjustments related to the significant assets and liabilities are shown below:

(in millions)	December 1, 2021	Measurement Period Adjustments	March 31, 2022
Cash and cash equivalents	$1.2	$—	$1.2
Trade accounts receivable, net	15.6	$—	$15.6
Inventories	8.5	—	8.5
Prepaid expenses and other current assets	2.6	—	2.6
Goodwill	33.8	(1.0)	32.8
Intangible assets, net	13.3	1.7	15.0
Trade accounts payable	(16.6)	—	(16.6)
Deferred tax liabilities	(4.5)	(0.6)	(5.1)
Other non-significant assets and liabilities, net	(1.0)	—	(1.0)
Purchase consideration	$52.9	$0.1	$53.0
Less: Cash and cash equivalents	(1.2)	—	(1.2)
Purchase consideration, net of cash	$51.7	$0.1	$51.8
The goodwill is included in the LATAM segment and is not deductible for income tax purposes. The identified intangible assets relate to customer relationships and will be amortized over a period of eight years. The initial accounting for this acquisition is preliminary and subject to additional measurement period adjustments related to taxes.
4. Goodwill and intangibles, net
Goodwill
The following is a summary of the activity in goodwill by segment.

(in millions)	USA	EMEA	Canada	LATAM	Total
Balance, January 1, 2022	$1,812.6	$7.4	$431.4	$59.0	$2,310.4
Purchase price adjustments	—	—	—	(1.0)	(1.0)
Foreign exchange	—	(0.1)	4.5	8.0	12.4
Balance, March 31, 2022	$1,812.6	$7.3	$435.9	$66.0	$2,321.8
Intangible assets, net

	March 31, 2022			December 31, 2021
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$945.6	$(745.7)	$199.9	$940.1	$(732.8)	$207.3
Other	169.2	(165.2)	4.0	168.9	(164.5)	4.4
Total intangible assets	$1,114.8	$(910.9)	$203.9	$1,109.0	$(897.3)	$211.7
Other intangible assets consist of intellectual property trademarks, trade names, producer relationships and contracts, non-compete agreements and exclusive distribution rights.

The estimated annual amortization expense in each of the next five years is as follows:

(in millions)
2022	$47.9
2023	42.6
2024	33.3
2025	29.5
2026	24.5
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
The following tables disaggregate external customer net sales by major stream:

	Three months ended March 31,
(in millions)	2022	2021
USA
Chemical distribution	$1,777.1	$1,222.2
Services	66.1	70.8
Total external customer net sales	$1,843.2	$1,293.0
EMEA
Chemical distribution	$562.2	$505.7
Services	—	0.2
Total external customer net sales	$562.2	$505.9
Canada
Chemical distribution	$293.4	$218.7
Services	—	4.0
Total external customer net sales	$293.4	$222.7
LATAM
Chemical distribution	$180.7	$132.0
Services	3.1	1.8
Total external customer net sales	$183.8	$133.8
Consolidated
Chemical distribution	$2,813.4	$2,078.6
Services	69.2	76.8
Total external customer net sales	$2,882.6	$2,155.4
Deferred revenue
Deferred revenues are recognized as contract liabilities when customers provide the Company with consideration prior to the Company satisfying the performance obligations and are recognized in revenue when the performance obligations are met. Deferred revenues relate to revenues that are expected to be recognized within one year and are recorded within the other accrued expenses line items of the condensed consolidated balance sheets. Deferred revenues as of March 31, 2022 and December 31, 2021 were $6.4 million and $17.6 million, respectively.
Revenue recognized through the three months ended March 31, 2022 and 2021 from amounts included in contract liabilities at the beginning of the period were $3.4 million and $4.3 million, respectively.

6. Supplemental financial information
Other operating expenses, net
Other operating expenses, net consisted of the following:

	Three months ended March 31,
(in millions)	2022	2021
Acquisition and integration related expenses	$—	$16.4
Stock-based compensation expense	13.9	5.9
Other employee severance costs	—	2.9
Multi-employer pension plan exit liability	—	18.4
Gain on sale of property, plant and equipment	(0.9)	(1.1)
Other	2.7	1.7
Total other operating expenses, net	$15.7	$44.2
Other income, net
Other income, net consisted of the following:

	Three months ended March 31,
(in millions)	2022	2021
Foreign currency transactions	$4.3	$(1.8)
Foreign currency denominated loan revaluations	(3.8)	(0.1)
Undesignated foreign currency derivative instruments	0.9	(1.7)
Undesignated interest rate and cross currency swap contracts	4.1	1.3
Non-operating retirement benefits	2.6	6.7
Fair value adjustment for warrants	—	25.6
Other	(0.4)	(1.3)
Total other income, net	$7.7	$28.7
Cash and cash equivalents
Certain of the Company’s subsidiaries participate in a multi-currency, notional cash pooling arrangement with a third-party bank provider in order to help manage global liquidity requirements (the “Notional Cash Pool”). Under the Notional Cash Pool, cash deposited by participating subsidiaries is pledged as security against the overdraft balances of other participating subsidiaries, providing legal rights of offset. As a result, the balances are presented on a net basis within cash and cash equivalents in the condensed consolidated balance sheets. As of March 31, 2022, the net cash position of the Notional Cash Pool was $78.0 million, which consisted of a gross cash balance of $120.6 million less a bank overdraft balance of $42.6 million. As of December 31, 2021, the net cash position of the Notional Cash Pool was $43.2 million, which consisted of a gross cash balance of $146.0 million less a bank overdraft balance of $102.8 million.
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

(in millions)
Balance, January 1, 2022	$15.8
Provision for credit losses	(0.1)
Write-offs	(0.9)
Foreign exchange	0.2
Balance, March 31, 2022	$15.0

Property, plant and equipment, net

(in millions)	March 31, 2022	December 31, 2021
Property, plant and equipment, at cost	$2,262.0	$2,238.8
Less: accumulated depreciation	(1,233.9)	(1,207.8)
Property, plant and equipment, net	$1,028.1	$1,031.0
Other accrued expenses
As of March 31, 2022, other accrued expenses that were greater than five percent of total current liabilities consisted of current tax liabilities of $119.5 million, comprised primarily of VAT, income and local indirect taxes payable. As of December 31, 2021, there were no other components within other accrued expenses that were greater than five percent of total current liabilities.
7. Employee benefit plans
The following table summarizes the components of net periodic benefit (income) cost recognized in the condensed consolidated statements of operations related to defined benefit plans:

	Domestic		Foreign
	Three months ended March 31,		Three months ended March 31,
(in millions)	2022	2021	2022	2021
Service cost (1)	$—	$—	$0.3	$0.5
Interest cost (2)	5.2	4.8	2.9	2.5
Expected return on plan assets (2)	(7.6)	(7.3)	(3.0)	(3.8)
Prior service (credit) cost (2)	—	—	(0.1)	(2.9)
Net periodic benefit (income) cost	$(2.4)	$(2.5)	$0.1	$(3.7)

(1)Service cost is included in warehouse, selling and administrative expenses.
(2)These amounts are included in other income, net, and represent non-operating retirement benefits.
Multi-employer pension plan withdrawal liability
As of December 31, 2021, the Company recognized its best estimate of a withdrawal liability of $31.2 million, related to triggering events at all eight sites of the Central States, Southeast and Southwest Areas Pension Plan (“Central States Pension Fund”), culminating in the Company ceasing to participate in the Central States Pension Fund. Upon an agreed final funding assessment with the Central States Pension Fund, the Company will recognize any differences between the estimated and actual withdrawal liability. The Company estimates its cash obligation to be approximately $1.9 million annually for each of the next 20 years. The net present value of the withdrawal liability was determined using a risk-free interest rate. Amounts associated with the withdrawal liability are included in other operating expenses, net in the condensed consolidated statements of operations and other accrued expenses and other long-term liabilities in the condensed consolidated balance sheets.
8. Income taxes
The income tax expense and effective income tax rate for the three months ended March 31, 2022 and 2021 were as follows:

	Three months ended March 31,
(dollars in millions)	2022	2021
Income tax expense	$64.7	$17.6
Effective income tax rate	26.4%	21.0%
The Company’s 2022 effective income tax rate was higher than the US federal statutory rate of 21.0%, primarily due to higher rates on foreign earnings, US tax on foreign earnings, US state income taxes and non-deductible employee costs. The Company’s 2021 effective income tax rate was also impacted by these items but offset by the impact of other discrete tax items.

9. Earnings per share
The following table presents the basic and diluted earnings per share computations:

	Three months ended March 31,
(in millions, except per share data)	2022	2021
Net income	$180.8	$66.2

Weighted average common shares outstanding
Basic	169.6	169.3
Effect of dilutive securities: stock compensation plans	1.7	0.8
Diluted	171.3	170.1

Income per common share
Basic	$1.07	$0.39
Diluted	$1.06	$0.39
The shares that were not included in the computation of diluted earnings per share for those periods because their inclusion would be anti-dilutive were as follows:

	Three months ended March 31,
(in millions, common shares)	2022	2021
Stock options	—	3.8
Restricted stock	—	0.2
Warrants	—	7.6

10. Accumulated other comprehensive income (loss)
The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax:

(in millions)	Cash flow hedges	Defined benefit pension	Currency translation	Total AOCI
Balance, December 31, 2021	$(10.8)	$16.7	$(368.6)	$(362.7)
Other comprehensive income before reclassifications	42.5	—	17.2	59.7
Amounts reclassified from accumulated other comprehensive loss	(6.1)	(0.1)	—	(6.2)
Net current period other comprehensive income (loss)	$36.4	$(0.1)	$17.2	$53.5
Balance, March 31, 2022	$25.6	$16.6	$(351.4)	$(309.2)

Balance, December 31, 2020	$(32.7)	$19.2	$(373.6)	$(387.1)
Other comprehensive income before reclassifications	14.9	—	0.8	15.7
Amounts reclassified from accumulated other comprehensive loss	(8.3)	(2.4)	—	(10.7)
Net current period other comprehensive income (loss)	$6.6	$(2.4)	$0.8	$5.0
Balance, March 31, 2021	$(26.1)	$16.8	$(372.8)	$(382.1)

The following is a summary of the amounts reclassified from accumulated other comprehensive income (loss) to net income:

	Statement of Operations Classification	Three months ended March 31,
(in millions)		2022 (1)	2021 (1)
Amortization of defined benefit pension items:
Prior service credit	Other income, net	$(0.1)	$(2.9)
Tax expense	Income tax expense	—	0.5
Net of tax		$(0.1)	$(2.4)
Cash flow hedges:
Interest rate swap contracts	Interest expense	$2.6	$4.8
Cross-currency swap contracts	Interest expense and other income, net	(10.7)	(15.9)
Tax expense	Income tax expense	2.0	2.8
Net of tax		$(6.1)	$(8.3)
Total reclassifications for the period, net of tax		$(6.2)	$(10.7)

(1)Amounts in parentheses indicate credits to net income in the condensed consolidated statements of operations.
11. Debt
Short-term financing
As of March 31, 2022, the Company had $10.0 million outstanding in short-term financing facilities. The Company had no outstanding balance as of December 31, 2021.
The Company had $138.5 million and $141.9 million of outstanding letters of credits as of March 31, 2022 and December 31, 2021, respectively.
Long-term debt
Long-term debt consisted of the following:

(in millions)	March 31, 2022	December 31, 2021
Senior Term Loan Facilities:
Term B-5 Loan due 2026, variable interest rate of 2.46% and 2.10% at March 31, 2022 and December 31, 2021, respectively	$391.0	$392.0
Term B-6 Loan due 2028, variable interest rate of 2.21% and 2.10% at March 31, 2022 and December 31, 2021, respectively	992.5	995.0
Asset Backed Loan (“ABL”) Facilities:
North American ABL Facility due 2024, variable interest rate of 1.64% and 1.43% at March 31, 2022 and December 31, 2021, respectively	495.0	297.9
Senior Unsecured Notes:
Senior Unsecured Notes due 2027, fixed interest rate of 5.13% at March 31, 2022 and December 31, 2021	500.0	500.0
Finance lease obligations	99.6	101.9
Total long-term debt before discount	$2,478.1	$2,286.8
Less: unamortized debt issuance costs and discount on debt	(20.8)	(21.8)
Total long-term debt	$2,457.3	$2,265.0
Less: current maturities	(40.4)	(41.5)
Total long-term debt, excluding current maturities	$2,416.9	$2,223.5
The weighted average interest rate on long-term debt, including the effect of designated and undesignated derivative instruments (refer to “Note 13: Derivatives” for more information), was 3.08% and 3.25% as of March 31, 2022 and December 31, 2021, respectively.

Other Information

	March 31, 2022		December 31, 2021
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Fair value of debt	$2,457.3	$2,469.4	$2,265.0	$2,307.8
The fair values of debt were based on current market quotes for similar borrowings and credit risk adjusted for liquidity, margins and amortization, as necessary and are classified as Level 2 in the fair value hierarchy.
12. Equity and stock-based compensation
Share repurchase program
In November 2021, the Company announced that the Board of Directors had approved a share repurchase program of up to $500.0 million of our outstanding common stock, which expires on October 27, 2026. The program does not require the repurchase of any minimum number of shares and can be suspended, modified or discontinued at any time at the Company’s discretion. Under the share repurchase program, the Company may purchase shares from time-to-time at the discretion of management through open market purchases, privately negotiated transactions, block trades, accelerated or other structured share repurchase programs, or other means.
The Company repurchased 731,064 shares of our common stock pursuant to the share repurchase program for $24.0 million during the three months ended March 31, 2022. The Company’s remaining stock repurchase authorization under this program was approximately $426.0 million as of March 31, 2022.
Stock-based compensation
The Company grants stock-based compensation to employees and non-employee directors under the Univar Solutions Inc. 2020 Omnibus Incentive Plan. Most of the Company’s stock-based compensation awards to employees are granted in the first quarter of each year.
In the first quarter of 2022, the Company granted the following stock-based awards to employees:
•704,466 of restricted stock units (RSUs) with a weighted-average fair value of $28.36 per share; and
•243,750 of performance-based restricted stock units (PRSUs) with a weighted-average fair value of $27.94 per share.
As of March 31, 2022, the Company has unrecognized stock-based compensation expense related to non-vested RSUs of $25.0 million, which will be recognized over a weighted-average period of 1.5 years, and non-vested PRSUs of $11.4 million, which will be recognized over a weighted-average period of 2.0 years.
13. Derivatives
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
Interest rate swap contracts
The objective of the Company’s designated interest rate swap contracts is to offset the variability of cash flows in LIBOR indexed debt interest payments attributable to changes in the benchmark interest rate related to the Term B-6 Loan and a portion of debt outstanding under the North American ABL Facility.
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
Cross currency swap contracts
Cross currency swap contracts are used to effectively convert the Term B-5 Loan’s principal amount of floating rate US dollar-denominated debt, including interest payments, to fixed-rate Euro-denominated debt. The cross currency swap contracts mature in November 2024. As of March 31, 2022, approximately 95% of the cross currency swap contracts are designated as a cash flow hedge.
The Company also uses undesignated cross currency swap contracts to manage interest rate variability and mitigate foreign exchange exposure.
Notional amounts and fair value of derivative instruments
The following table presents the notional amounts of the Company’s outstanding derivative instruments by type:

(in millions)	March 31, 2022	December 31, 2021
Designated Derivatives:
Interest rate swap contracts	$650.0	$650.0
Cross currency swap contracts	381.0	381.0
Undesignated Derivatives:
Interest rate swap contracts	$100.0	$100.0
Foreign currency derivatives	186.3	179.0
Cross currency swap contracts	19.0	19.0
The following are the pre-tax effects of derivative instruments on the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2022 and 2021:

	Statement of Operations Classification	Amount of (loss) gain reclassified from other comprehensive loss into income		Amount of (loss) gain to be reclassified to consolidated statement of operations within the next 12 months
		Three months ended March 31,
(in millions)		2022	2021
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	Interest expense	$(2.6)	$(4.8)	$0.6
Cross currency swap contracts	Interest expense	0.4	0.3	8.0
Cross currency swap contracts	Other income, net	10.3	15.6	—
Refer to “Note 6: Supplemental financial information” for the gains and losses related to derivatives not designated as hedging instruments.

The following table presents the Company’s gross assets and liabilities measured on a recurring basis and classified as Level 2 within the fair value hierarchy:

	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Classification	March 31, 2022	December 31, 2021	Balance Sheet Classification	March 31, 2022	December 31, 2021
Designated Derivatives:
Cross currency swap contracts	Prepaid expenses and other current assets	$8.0	$2.8	Other accrued expenses	$—	$—
Cross currency swap contracts	Other assets	6.4	—	Other long-term liabilities	—	12.7
Interest rate swap contracts	Prepaid expenses and other current assets	3.2	—	Other accrued expenses	2.6	8.1
Interest rate swap contracts	Other assets	18.3	—	Other long-term liabilities	—	7.8
Total designated derivatives		$35.9	$2.8		$2.6	$28.6

Undesignated Derivatives:
Foreign currency contracts	Prepaid expenses and other current assets	$0.8	$1.8	Other accrued expenses	$0.7	$0.8
Cross currency swap contracts	Prepaid expenses and other current assets	0.4	0.1	Other accrued expenses	—	—
Cross currency swap contracts	Other assets	0.3	—	Other long-term liabilities	—	0.6
Interest rate swap contracts	Prepaid expenses and other current assets	—	—	Other accrued expenses	0.4	1.7
Interest rate swap contracts	Other assets	0.9	—	Other long-term liabilities	—	1.1
Total undesignated derivatives		$2.4	$1.9		$1.1	$4.2

Total derivatives		$38.3	$4.7		$3.7	$32.8
The net amounts by legal entity related to forward currency contracts included in prepaid and other current assets were $0.7 million and $1.7 million as of March 31, 2022 and December 31, 2021, respectively. The net amounts related to forward currency contracts included in other accrued expenses were $0.6 million and $0.7 million as of March 31, 2022 and December 31, 2021, respectively.
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
14. Commitments and contingencies
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
Asbestos Claims
The Company is subject to liabilities from claims alleging personal injury from exposure to asbestos. The claims result primarily from an indemnification obligation related to Univar Solutions USA Inc.’s (“Univar”) 1986 purchase of McKesson Chemical Company from McKesson Corporation (“McKesson”). Once certain conditions have been met, Univar will have the ability to pursue insurance coverage, if any, that may be available under McKesson's historical insurance coverage to offset the impact of any fees, settlements, or judgments that Univar is obligated to pay because of its obligation to defend and indemnify McKesson. As of March 31, 2022, there were approximately 235 asbestos-related cases for which Univar has the obligation to defend and indemnify; however, this number tends to fluctuate up and down over time. Historically, the vast majority of these asbestos cases have been dismissed without payment or with a nominal payment. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of these matters will have a material effect on its overall financial position, results of operations, or cash flows.
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
Environmental
The Company is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively “environmental remediation work”) and from time to time becomes aware of compliance matters regarding possible or alleged violations of these laws or regulations. For example, over the years, the Company has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act and/or similar state laws that impose liability for costs relating to environmental remediation work at various sites. As a PRP, the Company may be required to pay a share of the costs of investigation and cleanup of certain sites. The Company is currently engaged in environmental remediation work at approximately 128 locations, some that are now or were previously Company-owned/occupied and some that were never Company-owned/occupied (“non-owned sites”).
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
In determining the appropriate level of environmental reserves, the Company considers several factors such as information obtained from investigatory studies; the scope of remediation (including any changes over time); the interpretation, application and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of the Company’s involvement at various sites for which the Company is allegedly associated. The level of annual expenditures for remedial, monitoring and investigatory activities will change in the future as major components of planned remediation activities are completed and the scope, timing and costs of existing activities are changed. Project lives, and therefore cash flows, range from 2 to 30 years, depending on the specific site and type of remediation project.
Although the Company believes that its reserves are adequate for environmental contingencies, it is possible, due to the uncertainties noted above, that additional reserves could be required in the future that could have a material effect on the overall financial position, results of operations, or cash flows in a particular period.

Changes in total environmental liabilities are as follows:

(in millions)
Environmental liabilities at December 31, 2021	$88.1
Revised obligation estimates	3.3
Environmental payments	(6.1)
Foreign exchange	(0.1)
Environmental liabilities at March 31, 2022	$85.2

(in millions)	Balance Sheet Classification	March 31, 2022	December 31, 2021
Current environmental liabilities	Other accrued expenses	$34.3	$39.3
Long-term environmental liabilities	Other long-term liabilities	50.9	48.8

15. Leasing
The Company leases certain warehouses and distribution centers, office space, transportation equipment and other machinery and equipment.

(in millions)	Balance Sheet Classification	March 31, 2022	December 31, 2021
Assets
Operating lease assets	Other assets	$180.6	$164.3
Finance lease assets	Property, plant and equipment, net (1)	100.3	102.1
Total lease assets		$280.9	$266.4
Liabilities
Current liabilities:
Current portion of operating lease liabilities	Other accrued expenses	$45.7	$45.7
Current portion of finance lease liabilities	Current portion of long-term debt	26.4	27.5
Noncurrent liabilities:
Operating lease liabilities	Other long-term liabilities	141.1	125.5
Finance lease liabilities	Long-term debt	73.2	74.4
Total lease liabilities		$286.4	$273.1

(1)Finance lease right-of-use assets are recorded net of accumulated depreciation of $80.1 million and $75.8 million as of March 31, 2022 and December 31, 2021, respectively.

Lease cost

(in millions)	Three months ended March 31, 2022			Three months ended March 31, 2021
Statement of Operations Classification	Operating Leases	Finance Leases	Total	Operating Leases	Finance Leases	Total
Cost of goods sold (exclusive of depreciation)	$5.5	$—	$5.5	$5.6	$—	$5.6
Outbound freight and handling	1.6	—	1.6	2.0	—	2.0
Warehousing, selling and administrative	6.8	—	6.8	7.4	—	7.4
Depreciation	—	6.9	6.9	—	6.4	6.4
Interest expense	—	0.9	0.9	—	1.0	1.0
Total gross lease component costs	$13.9	$7.8	$21.7	$15.0	$7.4	$22.4
Variable lease costs			0.3			0.3
Short-term lease costs			1.9			3.9
Total gross lease costs			$23.9			$26.6
Less: sublease income			0.2			0.6
Total net lease costs			$23.7			$26.0

Maturity of lease liabilities

(in millions)	Operating Leases	Finance Leases	Total
Remainder of 2022	$41.3	$23.2	$64.5
2023	40.7	22.7	63.4
2024	28.1	19.2	47.3
2025	19.7	17.3	37.0
2026	16.2	15.1	31.3
2027 and after	78.1	10.4	88.5
Total lease payments	$224.1	$107.9	$332.0
Less: interest	37.3	8.3	45.6
Present value of lease liabilities	$186.8	$99.6	$286.4
Lease term and discount rate

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	7.9	6.7
Finance leases	6.4	6.5
Weighted-average discount rate
Operating leases	3.91%	3.99%
Finance leases	3.57%	3.59%
Other information

	Three months ended March 31,
(in millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$14.5	$14.5
Operating cash flows from finance leases	0.9	1.0
Financing cash flows from finance leases	7.6	6.8

16. Segments
The Company’s operations are structured into four reportable segments that represent the geographic areas under which it operates and manages the business. Management monitors the operating results of its reportable segments separately for the purpose of making decisions about resource allocation and performance assessment. Management evaluates performance of its reportable segments on the basis of Adjusted EBITDA. Adjusted EBITDA is defined as the sum of consolidated net income; depreciation; amortization; net interest expense; income tax expense; impairment charges; gain on sale of business; other operating expenses, net and other income, net (for both, see “Note 6: Supplemental financial information”).
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
Financial information for the Company’s reportable segments is as follows:

(in millions)	USA	EMEA	Canada	LATAM	Other/ Eliminations(1)	Consolidated
Net Sales
Three months ended March 31, 2022
External customers	$1,843.2	$562.2	$293.4	$183.8	$—	$2,882.6
Inter-segment	28.5	0.7	1.8	—	(31.0)	—
Net Sales	$1,871.7	$562.9	$295.2	$183.8	$(31.0)	$2,882.6

Three months ended March 31, 2021
External customers	$1,293.0	$505.9	$222.7	$133.8	$—	$2,155.4
Inter-segment	17.4	0.8	0.7	—	(18.9)	—
Net Sales	$1,310.4	$506.7	$223.4	$133.8	$(18.9)	$2,155.4

(1)Other/Eliminations represents the elimination of intersegment transactions.

	Three months ended March 31,
(in millions)	2022	2021
Adjusted EBITDA
USA	$209.2	$101.8
EMEA	63.8	50.6
Canada	36.7	26.3
LATAM	16.2	15.6
Other/Eliminations (1)	(6.6)	(12.1)
Consolidated	$319.3	$182.2

(1)Other/Eliminations represents unallocated corporate costs and/or assets consisting of items specifically related to parent company operations that do not directly benefit segments, either individually or collectively.

The following is a reconciliation of net income to Adjusted EBITDA for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(in millions)	2022	2021
Net income	$180.8	$66.2
Depreciation	32.9	43.8
Amortization	11.8	13.1
Interest expense, net	21.1	26.6
Income tax expense	64.7	17.6
EBITDA	$311.3	$167.3
Other operating expenses, net	15.7	44.2
Other income, net	(7.7)	(28.7)
Gain on sale of business	—	(0.6)
Adjusted EBITDA	$319.3	$182.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is based on financial data derived from the financial statements prepared in accordance with US GAAP and certain other financial data that is prepared using non-GAAP financial measures. For a reconciliation of each non-GAAP financial measure to its most comparable GAAP measure, see “Analysis of Segment Results” within this Item and “Note 16: Segments” to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q. Refer to “Non-GAAP Financial Measures” within this Item for more information about our use of non-GAAP financial measures.
Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flow. The MD&A should be read in conjunction with both the unaudited consolidated financial information and related notes included in this Form 10-Q and the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Overview
Univar Solutions is a leading global commodity and specialty chemical and ingredient distributor and provider of value-added services to customers across a wide range of diverse industries. We purchase chemicals and ingredients from thousands of producers worldwide and warehouse, repackage, blend, dilute, transport and sell them to more than 100,000 customer locations across approximately 115 countries.
Our operations are structured into four reportable segments that represent the geographic areas under which we operate and manage our business. These segments are USA, EMEA, Canada and LATAM, which includes developing businesses in Latin America and the Asia-Pacific region.
Comparability of Results
Acquisitions and Divestitures
On April 1, 2021, we sold our Distrupol business within the EMEA segment. The sale of this business did not meet the criteria to be classified as discontinued operations in our condensed consolidated financial statements.
In December 2021, we acquired Sweetmix, a food ingredients and CASE specialty chemical distribution company in Brazil.
Constant Currency
We believe providing non-GAAP constant currency offers valuable supplemental information regarding our results of operations, consistent with how we evaluate our performance. Currency impacts on consolidated and segment results have been derived by translating current period financial results in local currency using the average exchange rate for the prior period to which the financial information is being compared.
Market Conditions
We sell commodity and specialty chemicals and ingredients that are used in manufacturing processes and as components in other products. Our sales are correlated with and affected by seasonal fluctuations and cycles in the levels of industrial production, manufacturing output and general economic activity.
The current business environment in the markets in which we operate consists of complex dynamics. A combination of factors such as supplier shut-downs, port congestion, acute COVID-19 pandemic recovery demand and the Russia-Ukraine conflict has stressed already existing sustained supply chain constraints, product shortages and chemical price inflation that continue to be atypical in magnitude and unknown in duration.
These market factors have also impacted the transportation market and coupled with rising fuel prices, driver shortages and inflation, have resulted in higher operating costs. Additionally, shortages across a range of chemicals and ingredients have generally led to fluctuations in chemical prices globally, with corresponding impacts to sales and interim profits.
In such a dynamic environment, we believe remaining connected with our customers to understand demand and supply impacts on their operations is critical to our success. We believe our value as a distributor is heightened in the current environment as we work to meet demand requirements through our extensive network, installed asset base, transportation and digital assets, and supplier partnerships, supported by our network of Solutions Centers and technically trained professionals with deep industry knowledge.

A summary of our sales channel and underlying end market performance as of March 31, 2022, with corresponding impacts from the current environment are as follows (percentages represent 2022 first quarter Consolidated Net Sales):
Chemicals and Services (63%) - Ongoing supply tightness and market demand outstripping current capacity, together with healthy growth in various industrial end markets, have contributed to price inflation, positively impacting our results. We are seeing particularly robust demand in chemical manufacturing, water and mining chemistries. Strong chemical demand in energy as higher oil prices have accelerated reinvestment, with increased customer demand for more sustainable solutions in this sector.
Ingredients and Specialties (37%) - Beauty and personal care revenue growth has accelerated with ongoing product shortages impacting price, particularly within the skin and hair care industries. Pharmaceuticals continue to deliver strong results from new product authorizations and increased demand within high-purity solvents, excipients and active pharmaceutical ingredients. Within CASE we saw persistent demand within paints and coatings, and construction related chemistries, supported by our extensive line card and technical capabilities. Specialty surfactants within homecare & industrial cleaning along with our enzyme portfolio are supporting year-over-year growth. Our lubricants and food businesses both enjoyed strong demand and year-over-year growth.
Results of Operations
The following tables set forth, for the periods indicated, certain statements of operations data, on the basis of reported data for the relevant period.
Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

	Three months ended March 31,		Favorable (unfavorable)	% Change
(in millions)	2022	2021
Net sales	$2,882.6	$2,155.4	$727.2	33.7%
Cost of goods sold (exclusive of depreciation)	2,153.1	1,613.0	(540.1)	33.5%
Operating expenses:
Outbound freight and handling	$115.9	$91.4	$(24.5)	26.8%
Warehousing, selling and administrative	294.3	268.8	(25.5)	9.5%
Other operating expenses, net	15.7	44.2	28.5	(64.5)%
Depreciation	32.9	43.8	10.9	(24.9)%
Amortization	11.8	13.1	1.3	(9.9)%
Total operating expenses	$470.6	$461.3	$(9.3)	2.0%
Operating income	$258.9	$81.1	$177.8	219.2%
Other (expense) income:
Interest income	$1.1	$0.4	$0.7	175.0%
Interest expense	(22.2)	(27.0)	4.8	(17.8)%
Gain on sale of business	—	0.6	(0.6)	(100.0)%
Other income, net	7.7	28.7	(21.0)	(73.2)%
Total other (expense) income	$(13.4)	$2.7	$(16.1)	N/M
Income before income taxes	$245.5	$83.8	$161.7	193.0%
Income tax expense	64.7	17.6	(47.1)	267.6%
Net income	$180.8	$66.2	$114.6	173.1%

Net sales
Net sales increased $727.2 million, or 33.7%, for the three months ended March 31, 2022. On a constant currency basis, net sales increased $788.9 million, or 36.6%. The increase is primarily due to chemical price inflation, higher industrial demand and market share gains. Refer to the “Analysis of Segment Results” for the three months ended March 31, 2022 for additional information.
Gross profit (exclusive of depreciation)
Gross profit (exclusive of depreciation) increased $187.1 million, or 34.5%, to $729.5 million for the three months ended March 31, 2022. On a constant currency basis, gross profit (exclusive of depreciation) increased $202.0 million or 37.2%. The increase in gross profit (exclusive of depreciation) was attributable to chemical price inflation, higher industrial demand, operational execution and market share gains, partially offset by higher input costs. Refer to the “Analysis of Segment Results” for the three months ended March 31, 2022 and “Non-GAAP Financial Measures” for additional information.
Operating Expenses
Outbound freight and handling
Outbound freight and handling expenses increased $24.5 million, or 26.8%, for the three months ended March 31, 2022, primarily due to higher costs to deliver caused by supply chain constraints. On a constant currency basis, outbound freight and handling expenses increased $25.8 million, or 28.2%. Refer to the “Analysis of Segment Results” for the three months ended March 31, 2022 for additional information.
Warehousing, selling and administrative
Warehousing, selling and administrative expenses (“WS&A”) increased $25.5 million, or 9.5%, for the three months ended March 31, 2022. On a constant currency basis, WS&A increased $31.1 million, or 11.6%, attributable to higher operating and variable compensation costs, partially offset by an environmental recovery and net synergies. Refer to the “Analysis of Segment Results” for the three months ended March 31, 2022 for additional information.
Other operating expenses, net
Other operating expenses, net decreased $28.5 million for the three months ended March 31, 2022. Refer to “Note 6: Supplemental financial information” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Depreciation and amortization
Depreciation expense decreased $10.9 million, or 24.9%, for the three months ended March 31, 2022, primarily due to certain assets reaching the end of their depreciable lives.
Amortization expense decreased $1.3 million, or 9.9%, for the three months ended March 31, 2022, primarily due to certain intangibles reaching the end of their amortizable lives.
Other (expense) income
Interest expense
Interest expense decreased $4.8 million, or 17.8%, for the three months ended March 31, 2022 primarily due to lower average outstanding borrowings as well as lower interest rates on fixed debt. Refer to “Note 11: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other income, net
Other income, net decreased $21.0 million, or 73.2% for the three months ended March 31, 2022. Refer to “Note 6: Supplemental financial information” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Income tax expense
Income tax expense was $64.7 million for the three months ended March 31, 2022, resulting in an effective income tax rate of 26.4%. Income tax expense was $17.6 million for the three months ended March 31, 2021, resulting in an effective income tax rate of 21.0%.
Our 2022 effective income tax rate was higher than the US federal statutory rate of 21.0%, primarily due to higher rates on foreign earnings, US tax on foreign earnings, US state income taxes and non-deductible employee costs. Our 2021 effective income tax rate was also impacted by these items but offset by the impact of other discrete tax items.

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
We believe certain other financial measures that are not calculated in accordance with US GAAP provide relevant and meaningful information concerning the ongoing operating results of the Company. These financial measures include gross profit (exclusive of depreciation), gross margin and Adjusted EBITDA margin. Such non-GAAP financial measures are referred to from time to time in this report, but should not be viewed as a substitute for GAAP measures of performance and should be considered along with the comparable US GAAP measures. See “Note 16: Segments” to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, “Analysis of Segment Results” within this Item and “Non-GAAP Financial Measures” within this Item for additional information.
Analysis of Segment Results
USA

	Three months ended March 31,		Favorable (unfavorable)	% Change
(in millions)	2022	2021
Net sales:
External customers	$1,843.2	$1,293.0	$550.2	42.6%
Inter-segment	28.5	17.4	11.1	63.8%
Total net sales	$1,871.7	$1,310.4	$561.3	42.8%
Cost of goods sold (exclusive of depreciation)	1,398.8	984.7	(414.1)	42.1%
Outbound freight and handling	85.8	63.3	(22.5)	35.5%
Warehousing, selling and administrative	177.9	160.6	(17.3)	10.8%
Adjusted EBITDA	$209.2	$101.8	$107.4	105.5%

	Three months ended March 31,		Favorable (unfavorable)	% Change
(in millions)	2022	2021
Gross profit (exclusive of depreciation):
Net sales	$1,871.7	$1,310.4	$561.3	42.8%
Cost of goods sold (exclusive of depreciation)	1,398.8	984.7	(414.1)	42.1%
Gross profit (exclusive of depreciation)	$472.9	$325.7	$147.2	45.2%
External sales increased $550.2 million, or 42.6%, for the three months ended March 31, 2022. The increase in external net sales was primarily due to chemical price inflation, higher industrial demand and market share gains.
Gross profit (exclusive of depreciation) increased $147.2 million, or 45.2%, for the three months ended March 31, 2022, primarily due to chemical price inflation, higher industrial demand, operational execution and market share gains. Gross margin increased from 25.2% for the three months ended March 31, 2021 to 25.7% for the three months ended March 31, 2022, primarily due to chemical price inflation partially offset by input cost inflation.
Outbound freight and handling expenses increased $22.5 million, or 35.5%, for the three months ended March 31, 2022, primarily due to higher costs to deliver caused by supply chain constraints and higher sales volumes.
WS&A increased $17.3 million, or 10.8%, for the three months ended March 31, 2022, primarily due to higher operating and variable compensation costs, partially offset by an environmental recovery and net synergies. As a percentage of external sales, WS&A decreased from 12.4% for the three months ended March 31, 2021 to 9.7% for the three months ended March 31, 2022.
Adjusted EBITDA increased by $107.4 million, or 105.5%, for the three months ended March 31, 2022, due to higher gross profit (exclusive of depreciation), partially offset by increased WS&A and outbound freight and handling expenses. Adjusted EBITDA margin increased from 7.9% in the three months ended March 31, 2021 to 11.3% for the three months ended March 31, 2022, primarily due to operating leverage as well as higher gross margin.

EMEA

	Three months ended March 31,		Favorable (unfavorable)	% Change
(in millions)	2022	2021
Net sales:
External customers	$562.2	$505.9	$56.3	11.1%
Inter-segment	0.7	0.8	(0.1)	(12.5)%
Total net sales	$562.9	$506.7	$56.2	11.1%
Cost of goods sold (exclusive of depreciation)	421.3	378.5	(42.8)	11.3%
Outbound freight and handling	17.0	15.9	(1.1)	6.9%
Warehousing, selling and administrative	60.8	61.7	0.9	(1.5)%
Adjusted EBITDA	$63.8	$50.6	$13.2	26.1%

	Three months ended March 31,		Favorable (unfavorable)	% Change
(in millions)	2022	2021
Gross profit (exclusive of depreciation):
Net sales	$562.9	$506.7	$56.2	11.1%
Cost of goods sold (exclusive of depreciation)	421.3	378.5	(42.8)	11.3%
Gross profit (exclusive of depreciation)	$141.6	$128.2	$13.4	10.5%
External sales increased $56.3 million, or 11.1%, for the three months ended March 31, 2022. On a constant currency basis, external net sales increased $120.5 million, or 23.8%, primarily due to chemical price inflation and market share gains, partially offset by the effects of the Distrupol divestiture.
Gross profit (exclusive of depreciation) increased $13.4 million, or 10.5%, for the three months ended March 31, 2022. On a constant currency basis, gross profit (exclusive of depreciation) increased $29.0 million, or 22.6%, primarily due to chemical price inflation, operational execution and market share gains, partially offset by the effects of the Distrupol divestiture. Gross margin decreased from 25.3% for the three months ended March 31, 2021 to 25.2% for the three months ended March 31, 2022.
Outbound freight and handling expenses increased $1.1 million, or 6.9%, for the three months ended March 31, 2022, primarily due to higher costs to deliver caused by supply chain constraints.
WS&A decreased $0.9 million, or 1.5%, for the three months ended March 31, 2022. On a constant currency basis, WS&A increased $5.0 million, or 8.1%, primarily due to higher variable compensation and operating costs. As a percentage of external sales, WS&A decreased from 12.2% for the three months ended March 31, 2021 to 10.8% for the three months ended March 31, 2022.
Adjusted EBITDA increased by $13.2 million, or 26.1%, for the three months ended March 31, 2022. On a constant currency basis, Adjusted EBITDA increased $21.5 million, or 42.5%, due to higher gross profit (exclusive of depreciation), partially offset by the effects of the Distrupol divestiture. Adjusted EBITDA margin increased from 10.0% for the three months ended March 31, 2021 to 11.3% for the three months ended March 31, 2022, primarily due to operating leverage.

Canada

	Three months ended March 31,		Favorable (unfavorable)	% Change
(in millions)	2022	2021
Net sales:
External customers	$293.4	$222.7	$70.7	31.7%
Inter-segment	1.8	0.7	1.1	157.1%
Total net sales	$295.2	$223.4	$71.8	32.1%
Cost of goods sold (exclusive of depreciation)	220.7	167.1	(53.6)	32.1%
Outbound freight and handling	9.9	9.2	(0.7)	7.6%
Warehousing, selling and administrative	27.9	20.8	(7.1)	34.1%
Adjusted EBITDA	$36.7	$26.3	$10.4	39.5%

	Three months ended March 31,		Favorable (unfavorable)	% Change
(in millions)	2022	2021
Gross profit (exclusive of depreciation):
Net sales	$295.2	$223.4	$71.8	32.1%
Cost of goods sold (exclusive of depreciation)	220.7	167.1	(53.6)	32.1%
Gross profit (exclusive of depreciation)	$74.5	$56.3	$18.2	32.3%
External sales increased $70.7 million, or 31.7%, for the three months ended March 31, 2022. On a constant currency basis, external net sales increased $70.8 million, or 31.8%, primarily due to chemical price inflation and market share gains.
Gross profit (exclusive of depreciation) increased $18.2 million, or 32.3%, on both a reported and constant currency basis for the three months ended March 31, 2022. The increase is primarily due to chemical price inflation, operational execution and market share gains. Gross margin increased from 25.3% for the three months ended March 31, 2021 to 25.4% for the three months ended March 31, 2022.
Outbound freight and handling expenses increased $0.7 million, or 7.6%, for the three months ended March 31, 2022.
WS&A increased by $7.1 million, or 34.1%, on both a reported and constant currency basis for the three months ended March 31, 2022. The increase is primarily due to higher operating costs and variable compensation costs. As a percentage of external sales, WS&A increased from 9.3% for the three months ended March 31, 2021 to 9.5% for the three months ended March 31, 2022.
Adjusted EBITDA increased by $10.4 million, or 39.5%, on both a reported and constant currency basis for the three months ended March 31, 2022. The increase is primarily due to higher gross profit (exclusive of depreciation), partially offset by increased WS&A. Adjusted EBITDA margin increased from 11.8% for the three months ended March 31, 2021 to 12.5% for the three months ended March 31, 2022, primarily due to operating leverage.

LATAM

	Three months ended March 31,		Favorable (unfavorable)	% Change
(in millions)	2022	2021
Net sales:
External customers	$183.8	$133.8	$50.0	37.4%
Total net sales	$183.8	$133.8	$50.0	37.4%
Cost of goods sold (exclusive of depreciation)	143.3	101.6	(41.7)	41.0%
Outbound freight and handling	3.2	3.0	(0.2)	6.7%
Warehousing, selling and administrative	21.1	13.6	(7.5)	55.1%
Adjusted EBITDA	$16.2	$15.6	$0.6	3.8%

	Three months ended March 31,		Favorable (unfavorable)	% Change
(in millions)	2022	2021
Gross profit (exclusive of depreciation):
Net sales	$183.8	$133.8	$50.0	37.4%
Cost of goods sold (exclusive of depreciation)	143.3	101.6	(41.7)	41.0%
Gross profit (exclusive of depreciation)	$40.5	$32.2	$8.3	25.8%
External sales in the LATAM segment increased $50.0 million, or 37.4%, for the three months ended March 31, 2022. On a constant currency basis, external net sales increased $47.3 million, or 35.4%, primarily due to chemical price inflation and the Sweetmix acquisition, which contributed 11.5% of the increase.
Gross profit (exclusive of depreciation) increased $8.3 million, or 25.8%, for the three months ended March 31, 2022. On a constant currency basis, gross profit (exclusive of depreciation) increased $7.5 million, or 23.3%, primarily due chemical price inflation and the Sweetmix acquisition, which contributed 11.8% of the increase. Gross margin decreased from 24.1% for the three months ended March 31, 2021 to 22.0% for the three months ended March 31, 2022, primarily due to changes in product mix.
Outbound freight and handling expenses increased $0.2 million, or 6.7%, for the three months ended March 31, 2022.
WS&A increased $7.5 million, or 55.1%, for the three months ended March 31, 2022. On a constant currency basis, WS&A increased $7.1 million, or 52.2%, primarily due to increased corporate cost allocation as a result of the SAP implementation and higher operating costs. As a percentage of external sales, WS&A increased from 10.2% for the three months ended March 31, 2021 to 11.5% for the three months ended March 31, 2022.
Adjusted EBITDA increased by $0.6 million, or 3.8%, for the three months ended March 31, 2022. On a constant currency basis, Adjusted EBITDA increased $0.3 million, or 1.9%. Adjusted EBITDA margin decreased from 11.7% for the three months ended March 31, 2021 to 8.8% for the three months ended March 31, 2022, primarily from lower gross margin and increased WS&A as a percentage of sales.

Liquidity and Capital Resources
The Company’s primary sources of liquidity are cash generated from its operations and borrowings under its committed North American and European credit facilities (“credit facilities”). As of March 31, 2022, liquidity for the Company was $1,098.6 million, comprised of $245.4 million of cash and cash equivalents and $853.2 million of available borrowings under our credit facilities. These credit facilities are guaranteed by certain significant subsidiaries and secured by such parties’ eligible trade receivables and inventory with the maximum borrowing capacity under these credit facilities of $1.5 billion and €200 million. Significant reductions in our trade receivables and inventory would reduce our availability to access liquidity under these credit facilities. We have no active financial maintenance covenants in our credit agreements, however, there is a springing fixed charge coverage ratio (“FCCR”) under the revolving credit facilities of 1.0x, applicable only if availability is less than or equal to 10% of the borrowing capacity. If the FCCR was applicable, the calculation would have been 7.6x as of March 31, 2022.
Our primary short-term liquidity and capital resource needs are to finance operating expenses, working capital, capital expenditures, other liabilities including environmental remediation and interest, possible business acquisitions, share repurchases and general corporate purposes. The majority of our debt obligations mature in 2026 and beyond. To the extent that our cash balances from time to time exceed amounts that are needed to fund our immediate liquidity requirements, we will consider alternative uses of some or all of such excess cash. Such alternatives may include, among others, the redemption or repurchase of debt securities or other borrowings through open market purchases, privately negotiated transactions or otherwise. Refer to “Note 11: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information related to our debt obligations. Management continues to balance its focus on sales and earnings growth with continuing efforts in cost control and working capital management.
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
Cash Flows
The following table presents a summary of our cash flows:

	Three months ended March 31,		Change
(in millions)	2022	2021
Net cash used by operating activities	$(134.4)	$(92.3)	$(42.1)
Net cash used by investing activities	(34.5)	(12.2)	(22.3)
Net cash provided (used) by financing activities	170.8	(133.7)	304.5
Cash Used by Operating Activities
Cash used by operating activities increased $42.1 million for the three months ended March 31, 2022. The increase in operating cash usage is primarily due to changes in trade working capital and other, net, partially offset by higher net income, exclusive of non-cash items.
Cash used by trade working capital, which includes trade accounts receivable, net, inventories and trade accounts payable, increased $145.5 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The year-over-year increase in cash used by trade working capital is due to higher trade accounts receivable from increased sales and increased inventory purchase costs.
The change in net income, exclusive of non-cash items, increased $157.6 million from $104.0 million for the three months ended March 31, 2021 to $261.6 million for the three months ended March 31, 2022. Cash used by other, net increased $72.6 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily attributable to timing differences related to accrued compensation and other assets and liabilities.

Cash Used by Investing Activities
Investing cash flows for the three months ended March 31, 2022 included capital expenditures of $32.5 million, cash paid of $3.8 million for purchase price adjustments for the Sweetmix acquisition and proceeds of $1.8 million from the sale of property, plant and equipment. Investing cash flows for the three months ended March 31, 2021 included capital expenditures of $16.3 million and proceeds of $5.3 million from the sale of property, plant and equipment.
Cash Provided (Used) by Financing Activities
Financing cash flows for the three months ended March 31, 2022 included proceeds under revolving credit facilities of $491.4 million, payments under revolving credit facilities of $294.3 million, long-term debt repayments of $12.0 million and share repurchases of $24.0 million. Financing cash flows for the three months ended March 31, 2021 included proceeds under revolving credit facilities of $603.0 million, payments under revolving credit facilities of $684.0 million and long-term debt repayments of $56.2 million.
Off-Balance Sheet Arrangements
There were no material changes in the Company’s off-balance sheet arrangements since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Contractual Obligations and Commitments
There were no material changes in the Company’s contractual obligations and commitments since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, other than as disclosed in “Note 11: Debt” to the interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as the “Liquidity and Capital Resources” included in Item 2 of this Quarterly Report on Form 10-Q.
Critical Accounting Estimates
There were no material changes in the Company’s critical accounting estimates since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
Any forward-looking statements represent our views only as of the date of this report and should not be relied upon as representing our views as of any subsequent date, and we undertake no obligation, other than as may be required by law, to update any forward-looking statement. We caution you that forward-looking statements are not guarantees of future performance and that our actual performance may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Forward-looking statements include, but are not limited to, statements about:
•the impact of general economic conditions, supplier shut-downs, port congestion, acute COVID-19 pandemic recovery demand, the Russia-Ukraine conflict and weather events on our end markets, operations, financial condition and operating results;
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
•our ability to attract or retain a qualified and diverse workforce; and
•the other factors described in the Company’s filings with the Securities and Exchange Commission.
The Quarterly Report on Form 10-Q, including the uncertainties and factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 should be read in full and with the understanding that actual future results may be materially different from expectations expressed or implied by any forward-looking statement. All forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise and changes in future operating results over time or otherwise.
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
We define Adjusted EBITDA as the sum of consolidated net income; depreciation; amortization; net interest expense; income tax expense; impairment charges; (gain) loss on sale of business; other operating expenses, net and other income, net (for both, see “Note 6: Supplemental financial information” in Item 1 of this Quarterly Report on Form 10-Q for additional information). For a reconciliation of the non-GAAP financial measures to its most comparable GAAP measure, see “Analysis of Segment Results” within this Item and for a reconciliation of net income to Adjusted EBITDA, the most comparable measure calculated in accordance with GAAP, see “Note 16: Segments” to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

We believe other financial measures, as defined below, that do not comply with US GAAP provide relevant and meaningful information concerning the ongoing operating results of the Company.
•Gross profit (exclusive of depreciation): net sales less cost of goods sold (exclusive of depreciation);
•Gross margin: gross profit (exclusive of depreciation) divided by external sales on a segment level and by net sales on a consolidated level; and
•Adjusted EBITDA margin: Adjusted EBITDA divided by external sales on a segment level and by net sales on a consolidated level.
We evaluate our results of operations on both an as reported and a constant currency basis. The constant currency presentation is a non-GAAP financial measure, which excludes the impact of fluctuations in foreign currency exchange rates. We believe providing information on a constant currency basis provides valuable supplemental information regarding our results of operations, consistent with how we evaluate our performance. We calculate constant currency percentages and other information by converting our financial results in local currency for a period using the average exchange rate for the prior period to which we are comparing.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There were no material changes from the “Quantitative and Qualitative Disclosure about Market Risk” disclosed in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation as of March 31, 2022 of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer concluded the Company’s disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
Item 1.    Legal Proceedings
Information pertaining to legal proceedings can be found in Note 14 to the interim condensed consolidated financial statements included in Part I, Financial Statements of this report.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Information on our common stock share repurchases during the first quarter of 2022 is provided below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(1)	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (millions)(1)
January 1-31, 2022	—	$—	—	$450.0
February 1-28, 2022	—	—	—	450.0
March 1-31, 2022	731,064	32.83	731,064	426.0
Total	731,064	$32.83	731,064

(1)As announced on November 1, 2021, our Board of Directors authorized the repurchase of up to $500.0 million of our outstanding common stock, which expires on October 27, 2026.
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
Date: May 10, 2022

By:	/s/ Nicholas W. Alexos
Nicholas W. Alexos Executive Vice President and Chief Financial Officer
Date: May 10, 2022