Form 10-Q
period 2022-06-30
Univar Solutions Inc.
filed 2022-08-02
CIK 1494319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 21, 2022, 166,794,124 shares of the registrant’s common stock, $0.01 par value, were outstanding.

Univar Solutions Inc.
Form 10-Q
For the quarterly period ended June 30, 2022

PART I.
FINANCIAL INFORMATION

Item 1.    Financial Statements
Univar Solutions Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
Net sales	$3,016.6	$2,394.1	$5,899.2	$4,549.5
Cost of goods sold (exclusive of depreciation)	2,280.6	1,791.6	4,433.7	3,404.6
Operating expenses:
Outbound freight and handling	$125.7	$97.8	$241.6	$189.2
Warehousing, selling and administrative	318.7	307.2	613.0	576.0
Other operating expenses, net	5.3	29.9	21.0	74.1
Depreciation	32.2	37.3	65.1	81.1
Amortization	12.0	13.2	23.8	26.3
Impairment charges	—	2.1	—	2.1
Total operating expenses	$493.9	$487.5	$964.5	$948.8
Operating income	$242.1	$115.0	$501.0	$196.1
Other (expense) income:
Interest income	$1.0	$0.7	$2.1	$1.1
Interest expense	(24.3)	(26.4)	(46.5)	(53.4)
Gain on sale of business	—	87.6	—	88.2
Other income, net	2.7	3.3	10.4	32.0
Total other (expense) income	$(20.6)	$65.2	$(34.0)	$67.9
Income before income taxes	$221.5	$180.2	$467.0	$264.0
Income tax expense	58.6	27.0	123.3	44.6
Net income	$162.9	$153.2	$343.7	$219.4

Income per common share:
Basic income per common share	$0.97	$0.90	$2.03	$1.29
Diluted income per common share	$0.96	$0.90	$2.02	$1.29

Weighted average common shares outstanding:
Basic	168.4	169.9	169.0	169.6
Diluted	169.7	170.9	170.5	170.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Net income	$162.9	$153.2	$343.7	$219.4
Other comprehensive (loss) income, net of tax:
Foreign currency translation	$(55.3)	$38.1	$(38.1)	$38.9
Pension and other postretirement benefits adjustment, net of tax of $0.1 for the three months ended and $0.1 for the six months ended June 30, 2022 and $0.0 for the three months ended and $0.5 for the six months ended June 30, 2021	(0.2)	(0.2)	(0.3)	(2.6)
Derivative financial instruments, net of tax of $(6.7) for the three months ended and $(19.2) for the six months ended June 30, 2022 and $(0.5) for the three months ended and $(2.7) for the six months ended June 30, 2021	19.3	1.5	55.7	8.1
Total other comprehensive (loss) income, net of tax	$(36.2)	$39.4	$17.3	$44.4
Comprehensive income	$126.7	$192.6	$361.0	$263.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$234.8	$251.5
Trade accounts receivable, net of allowance for doubtful accounts of $13.5 and $15.8 at June 30, 2022 and December 31, 2021, respectively	1,824.6	1,539.5
Inventories	1,205.7	932.2
Prepaid expenses and other current assets	223.0	169.1
Total current assets	$3,488.1	$2,892.3
Property, plant and equipment, net	$1,018.0	$1,031.0
Goodwill	2,303.3	2,310.4
Intangible assets, net	188.4	211.7
Deferred tax assets	25.3	29.4
Other assets	353.5	303.0
Total assets	$7,376.6	$6,777.8
Liabilities and stockholders’ equity
Current liabilities:
Short-term financing	$3.3	$—
Trade accounts payable	1,145.3	1,009.3
Current portion of long-term debt	38.7	41.5
Accrued compensation	132.3	196.4
Other accrued expenses	394.4	420.4
Total current liabilities	$1,714.0	$1,667.6
Long-term debt	$2,484.2	$2,223.5
Pension and other postretirement benefit liabilities	200.1	211.7
Deferred tax liabilities	83.7	56.1
Other long-term liabilities	315.6	326.4
Total liabilities	$4,797.6	$4,485.3
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized, no shares issued or outstanding at June 30, 2022 and December 31, 2021	$—	$—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 172,453,073 and 171,199,938 shares issued at June 30, 2022 and December 31, 2021, respectively	1.7	1.7
Additional paid-in capital	3,078.7	3,048.5
Treasury stock at cost, 5,319,870 and 1,832,385 shares at June 30, 2022 and December 31, 2021, respectively	(154.6)	(50.0)
Accumulated deficit	(1.3)	(345.0)
Accumulated other comprehensive loss	(345.5)	(362.7)
Total stockholders’ equity	$2,579.0	$2,292.5
Total liabilities and stockholders’ equity	$7,376.6	$6,777.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(in millions)	2022	2021
Operating activities:
Net income	$343.7	$219.4
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	88.9	107.4
Impairment charges	—	2.1
Amortization of deferred financing fees and debt discount	2.9	3.4
Gain on sale of business	—	(88.2)
Gain on sale of property, plant and equipment	(2.2)	(3.1)
Deferred income taxes	12.5	(2.0)
Stock-based compensation expense	21.7	9.2
Fair value adjustment for warrants	—	(33.8)
Other	0.8	1.4
Changes in operating assets and liabilities:
Trade accounts receivable, net	(317.4)	(321.0)
Inventories	(288.4)	(122.6)
Prepaid expenses and other current assets	(37.4)	(42.7)
Trade accounts payable	157.5	207.4
Other, net	(68.8)	54.5
Net cash used by operating activities	$(86.2)	$(8.6)
Investing activities:
Purchases of property, plant and equipment	$(64.8)	$(38.9)
Purchases of businesses, net of cash acquired	(3.8)	—
Proceeds from sale of property, plant and equipment and other assets	3.2	8.5
Proceeds from sale of business	—	136.3
Other	—	(2.3)
Net cash (used) provided by investing activities	$(65.4)	$103.6
Financing activities:
Proceeds from issuance of long-term debt, net	$—	$995.0
Payments on long-term debt and finance lease obligations	(68.0)	(1,330.0)
Proceeds under revolving credit facilities	925.6	1,352.2
Payments under revolving credit facilities	(609.5)	(1,326.7)
Taxes paid related to net share settlements of stock-based compensation awards	(7.5)	(2.5)
Purchases of treasury stock	(104.6)	—
Stock option exercises	16.0	7.8
Proceeds from the exercise of warrants	—	27.1
Other	2.7	7.4
Net cash provided (used) by financing activities	$154.7	$(269.7)
Effect of exchange rate changes on cash and cash equivalents	$(19.8)	$(4.9)
Net decrease in cash and cash equivalents	(16.7)	(179.6)
Cash and cash equivalents at beginning of period	251.5	386.6
Cash and cash equivalents at end of period	$234.8	$207.0
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$120.3	$35.2
Interest, net of capitalized interest	37.5	46.0
Non-cash activities:
Additions of property, plant and equipment included in trade accounts payable and other accrued expenses	$3.0	$5.3
Additions of property, plant and equipment under a finance lease obligation	9.3	8.0
Additions of assets under an operating lease obligation	42.1	25.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(in millions)	Common stock outstanding (shares)	Common stock	Additional paid-in capital	Treasury Stock	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, January 1, 2022	169.4	$1.7	$3,048.5	$(50.0)	$(345.0)	$(362.7)	$2,292.5
Net income	—	—	—	—	343.7	—	343.7
Other comprehensive income, net of tax	—	—	—	—	—	17.3	17.3
Restricted stock units vested	0.8	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.3)	—	(7.5)	—	—	—	(7.5)
Stock option exercises	0.7	—	16.0	—	—	—	16.0
Employee stock purchase plan	—	—	0.8	—	—	—	0.8
Stock-based compensation expense	—	—	21.7	—	—	—	21.7
Purchases of treasury stock	(3.5)	—	—	(104.6)	—	—	(104.6)
Other	—	—	(0.9)	—	—	—	(0.9)
Balance, June 30, 2022	167.1	$1.7	$3,078.6	$(154.6)	$(1.3)	$(345.4)	$2,579.0

(in millions)	Common stock outstanding (shares)	Common stock	Additional paid-in capital	Treasury Stock	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, April 1, 2022	169.5	$1.7	$3,062.5	$(74.0)	$(164.2)	$(309.2)	$2,516.8
Net income	—	—	—	—	162.9	—	162.9
Other comprehensive income, net of tax	—	—	—	—	—	(36.2)	(36.2)
Restricted stock units vested	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(0.3)	—	—	—	(0.3)
Stock option exercises	0.4	—	7.6	—	—	—	7.6
Employee stock purchase plan	—	—	0.8	—	—	—	0.8
Stock-based compensation expense	—	—	7.8	—	—	—	7.8
Purchases of treasury stock	(2.8)	—	—	(80.6)	—	—	(80.6)
Other	—	—	0.2	—	—	—	0.2
Balance, June 30, 2022	167.1	$1.7	$3,078.6	$(154.6)	$(1.3)	$(345.4)	$2,579.0

(in millions)	Common stock outstanding (shares)	Common stock	Additional paid-in capital	Treasury Stock	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, January 1, 2021	169.3	$1.7	$2,983.3	$—	$(805.6)	$(387.1)	$1,792.3
Net income	—	—	—	—	219.4	—	219.4
Other comprehensive income, net of tax	—	—	—	—	—	44.4	44.4
Common stock issued upon the exercise of warrants	1.0	—	26.8	—	—	—	26.8
Restricted stock units vested	0.4	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.1)	—	(2.5)	—	—	—	(2.5)
Stock option exercises	0.3	—	7.8	—	—	—	7.8
Employee stock purchase plan	—	—	0.8	—	—	—	0.8
Stock-based compensation expense	—	—	9.2	—	—	—	9.2
Other	—	—	0.4	—	—	—	0.4
Balance, June 30, 2021	170.9	$1.7	$3,025.8	$—	$(586.2)	$(342.7)	$2,098.6

(in millions)	Common stock outstanding (shares)	Common stock	Additional paid-in capital	Treasury Stock	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, April 1, 2021	169.6	$1.7	$2,988.8	$—	$(739.4)	$(382.1)	$1,869.0
Net income	—	—	—	—	153.2	—	153.2
Other comprehensive income, net of tax	—	—	—	—	—	39.4	39.4
Common stock issued upon the exercise of warrants	1.0	—	26.8	—	—	—	26.8
Restricted stock units vested	0.1	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(0.4)	—	—	—	(0.4)
Stock option exercises	0.2	—	6.3	—	—	—	6.3
Employee stock purchase plan	—	—	0.8	—	—	—	0.8
Stock-based compensation expense	—	—	3.3	—	—	—	3.3
Other	—	—	0.2	—	—	—	0.2
Balance, June 30, 2021	170.9	$1.7	$3,025.8	$—	$(586.2)	$(342.7)	$2,098.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Significant accounting policies
Basis of presentation
The unaudited interim condensed consolidated financial statements of Univar Solutions Inc. (the “Company,” “we,” “our” and “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
In the opinion of management, the unaudited interim condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year.
Proceeds and repayments under the revolving credit facilities for 2021, previously reported net in our interim condensed consolidated statement of cash flows, are now presented separately to conform to the current period presentation. Additionally, certain other immaterial amounts in the prior period interim condensed consolidated financial statements and notes have been reclassified to conform to the current period presentation.
Accounting pronouncements issued and not yet adopted
In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-08 “Business Combinations” (Topic 805) – “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 (Revenue from Contracts with Customers). The Company expects to adopt this guidance effective January 1, 2023 and it is not expected to have a material impact upon the Company's consolidated financial statements.
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

2. Business combinations
Sweetmix Distribuidora de Materias Primas Industriais Ltda (“Sweetmix”)
On December 1, 2021, the Company acquired Sweetmix, a food ingredients and coatings, adhesives, sealants and elastomers (“CASE”) specialty chemical distribution company in Brazil. The acquisition price, including 2022 measurement period adjustments, was $53.0 million, with $32.5 million of which was paid in cash (net of cash acquired of $1.2 million) upon closing, with the remaining $19.3 million to be paid over the next five years. The Company believes that the acquisition of Sweetmix significantly enhances the Company’s specialty food ingredients product offering in Latin America and also enhances the Company's position in the local CASE market.
During the first six months of 2022, the Company updated the purchase price allocation to reflect intangible asset fair value adjustments, purchase price adjustments and the deferred tax impacts of the recognized adjustments. The preliminary values and measurement period adjustments related to the significant assets and liabilities are shown below:

(in millions)	December 1, 2021	Measurement Period Adjustments	June 30, 2022
Cash and cash equivalents	$1.2	$—	$1.2
Trade accounts receivable, net	15.6	—	15.6
Inventories	8.5	—	8.5
Prepaid expenses and other current assets	2.6	—	2.6
Goodwill	33.8	(1.0)	32.8
Intangible assets, net	13.3	1.7	15.0
Trade accounts payable	(16.6)	—	(16.6)
Deferred tax liabilities	(4.5)	(0.6)	(5.1)
Other non-significant assets and liabilities, net	(1.0)	—	(1.0)
Purchase consideration	$52.9	$0.1	$53.0
Less: Cash and cash equivalents	(1.2)	—	(1.2)
Purchase consideration, net of cash	$51.7	$0.1	$51.8
The goodwill is included in the Latin America (“LATAM”) segment and is not deductible for income tax purposes. The identified intangible assets relate to customer relationships and will be amortized over a period of eight years. The initial accounting for this acquisition is preliminary and subject to additional measurement period adjustments related to taxes.
3. Dispositions
On April 1, 2021, the Company completed the sale of its Distrupol business within the Europe and the Middle East and Africa (“EMEA”) segment for total cash proceeds of $136.7 million. In the second quarter of 2021, the Company recorded a $87.6 million pre-tax gain on sale of business in the condensed consolidated statement of operations, net of a release of cumulative foreign currency translation losses of $18.1 million. The Company recorded $3.9 million income before income taxes for the six months ended June 30, 2021 attributable to Distrupol.
4. Goodwill and intangibles, net
Goodwill
The following is a summary of the activity in goodwill by segment.

(in millions)	USA	EMEA	Canada	LATAM	Total
Balance, January 1, 2022	$1,812.6	$7.4	$431.4	$59.0	$2,310.4
Purchase price adjustments	—	—	—	(1.0)	(1.0)
Foreign exchange	—	(0.7)	(7.9)	2.5	(6.1)
Balance, June 30, 2022	$1,812.6	$6.7	$423.5	$60.5	$2,303.3

Intangible assets, net

	June 30, 2022			December 31, 2021
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$933.6	$(748.6)	$185.0	$940.1	$(732.8)	$207.3
Other	167.3	(163.9)	3.4	168.9	(164.5)	4.4
Total intangible assets	$1,100.9	$(912.5)	$188.4	$1,109.0	$(897.3)	$211.7
Other intangible assets consist of intellectual property trademarks, trade names, producer relationships and contracts, non-compete agreements and exclusive distribution rights.
The estimated annual amortization expense in each of the next five years is as follows:

(in millions)
2022	$47.4
2023	42.3
2024	32.3
2025	28.9
2026	24.0
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

The following tables disaggregate external customer net sales by major stream:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
USA
Chemical distribution	$1,900.2	$1,428.7	$3,677.3	$2,650.9
Services	70.0	71.5	136.1	142.3
Total external customer net sales	$1,970.2	$1,500.2	$3,813.4	$2,793.2
EMEA
Chemical distribution	$547.1	$504.0	$1,109.3	$1,009.7
Services	0.1	—	0.1	0.2
Total external customer net sales	$547.2	$504.0	$1,109.4	$1,009.9
Canada
Chemical distribution	$298.2	$233.9	$591.6	$452.6
Services	—	4.7	—	8.7
Total external customer net sales	$298.2	$238.6	$591.6	$461.3
LATAM
Chemical distribution	$196.8	$148.8	$377.5	$280.8
Services	4.2	2.5	7.3	4.3
Total external customer net sales	$201.0	$151.3	$384.8	$285.1
Consolidated
Chemical distribution	$2,942.3	$2,315.4	$5,755.7	$4,394.0
Services	74.3	78.7	143.5	155.5
Total external customer net sales	$3,016.6	$2,394.1	$5,899.2	$4,549.5
Deferred revenue
Deferred revenues are recognized as contract liabilities when customers provide the Company with consideration prior to the Company satisfying the performance obligations and are recognized in revenue when the performance obligations are met. Deferred revenues relate to revenues that are expected to be recognized within one year and are recorded within the other accrued expenses line items of the condensed consolidated balance sheets. Deferred revenues as of June 30, 2022 and December 31, 2021 were $5.7 million and $17.6 million, respectively.
Revenue recognized through the six months ended June 30, 2022 and 2021 from amounts included in contract liabilities at the beginning of the period were $16.4 million and $4.6 million, respectively.

6. Supplemental financial information
Other operating expenses, net
Other operating expenses, net consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Acquisition and integration related expenses	$—	$16.4	$—	$32.8
Stock-based compensation expense	7.8	3.3	21.7	9.2
Other employee severance costs	—	2.0	—	4.9
Multi-employer pension plan exit liability	—	12.8	—	31.2
Gain on sale of property, plant and equipment	(1.3)	(2.0)	(2.2)	(3.1)
Other	(1.2)	(2.6)	1.5	(0.9)
Total other operating expenses, net	$5.3	$29.9	$21.0	$74.1
Other income, net
Other income, net consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Foreign currency loss, net	$(4.4)	$(3.5)	$(3.9)	$(5.4)
Undesignated foreign currency derivative instruments	1.0	(0.1)	1.9	(1.8)
Undesignated interest rate and cross currency swap contracts	2.5	(0.3)	6.6	1.0
Non-operating retirement benefits	2.9	4.0	5.5	10.7
Debt refinancing costs	—	(6.9)	—	(6.9)
Fair value adjustment for warrants	—	8.2	—	33.8
Other	0.7	1.9	0.3	0.6
Total other income, net	$2.7	$3.3	$10.4	$32.0
Cash and cash equivalents
Certain of the Company’s subsidiaries participate in a multi-currency, notional cash pooling arrangement with a third-party bank provider to manage global liquidity requirements (the “Notional Cash Pool”). Under the Notional Cash Pool, cash deposited by participating subsidiaries is pledged as security against the overdraft balances of other participating subsidiaries, providing legal rights of offset. As a result, the balances are presented on a net basis within cash and cash equivalents in the condensed consolidated balance sheets. As of June 30, 2022, the net cash position of the Notional Cash Pool was $48.3 million, which consisted of a gross cash balance of $86.5 million less a bank overdraft balance of $38.2 million. As of December 31, 2021, the net cash position of the Notional Cash Pool was $43.2 million, which consisted of a gross cash balance of $146.0 million less a bank overdraft balance of $102.8 million.
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

(in millions)
Balance, January 1, 2022	$15.8
Provision for credit losses	3.0
Write-offs	(5.1)
Foreign exchange	(0.2)
Balance, June 30, 2022	$13.5

Property, plant and equipment, net

(in millions)	June 30, 2022	December 31, 2021
Property, plant and equipment, at cost	$2,264.7	$2,238.8
Less: accumulated depreciation	(1,246.7)	(1,207.8)
Property, plant and equipment, net	$1,018.0	$1,031.0
Other accrued expenses
As of June 30, 2022 and December 31, 2021, there were no components within other accrued expenses that were greater than five percent of total current liabilities.
7. Employee benefit plans
The following table summarizes the components of net periodic benefit (income) cost recognized in the condensed consolidated statements of operations related to defined benefit plans:

	Domestic				Foreign
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Service cost (1)	$—	$—	$—	$—	$0.4	$0.4	$0.7	$0.9
Interest cost (2)	5.1	4.8	10.3	9.6	2.7	2.5	5.6	5.0
Expected return on plan assets (2)	(7.6)	(7.3)	(15.2)	(14.6)	(2.8)	(3.8)	(5.8)	(7.6)
Prior service credit (2)	—	—	—	—	(0.3)	(0.2)	(0.4)	(3.1)
Net periodic benefit (income) cost	$(2.5)	$(2.5)	$(4.9)	$(5.0)	$—	$(1.1)	$0.1	$(4.8)

(1)Service cost is included in warehouse, selling and administrative expenses.
(2)These amounts are included in other income, net, and represent non-operating retirement benefits.
Multi-employer pension plan withdrawal liability
As of December 31, 2021, the Company recognized its best estimate of a withdrawal liability of $31.2 million, related to triggering events at all eight sites of the Central States, Southeast and Southwest Areas Pension Plan (“Central States Pension Fund”), culminating in the Company ceasing to participate in the Central States Pension Fund. Upon an agreed final funding assessment with the Central States Pension Fund, the Company will recognize any differences between the estimated and actual withdrawal liability. As of June 30, 2022 this balance is unchanged.
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
8. Income taxes
The income tax expense and effective income tax rate for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in millions)	2022	2021	2022	2021
Income tax expense	$58.6	$27.0	$123.3	$44.6
Effective income tax rate	26.5%	15.0%	26.4%	16.9%
The Company’s 2022 effective income tax rate was higher than the US federal statutory rate of 21.0%, primarily due to higher rates on foreign earnings, US tax on foreign earnings, US state income taxes and non-deductible employee costs. The Company’s 2021 effective income tax rate was also impacted by these items but offset by the impact of other discrete tax items.

9. Earnings per share
The following table presents the basic and diluted earnings per share computations:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
Net income	$162.9	$153.2	$343.7	$219.4

Weighted average common shares outstanding
Basic	168.4	169.9	169.0	169.6
Effect of dilutive securities: stock compensation plans	1.3	1.0	1.5	0.8
Diluted	169.7	170.9	170.5	170.4

Income per common share
Basic	$0.97	$0.90	$2.03	$1.29
Diluted	$0.96	$0.90	$2.02	$1.29
The shares that were not included in the computation of diluted earnings per share for those periods because their inclusion would be anti-dilutive were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions, common shares)	2022	2021	2022	2021
Stock options	—	1.3	—	2.7

10. Accumulated other comprehensive income (loss)
The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax:

(in millions)	Cash flow hedges	Defined benefit pension	Currency translation	Total AOCI
Balance, December 31, 2021	$(10.8)	$16.7	$(368.6)	$(362.7)
Other comprehensive income before reclassifications	77.0	—	(38.1)	38.9
Amounts reclassified from accumulated other comprehensive loss	(21.3)	(0.3)	—	(21.6)
Net current period other comprehensive income (loss)	$55.7	$(0.3)	$(38.1)	$17.3
Balance, June 30, 2022	$44.9	$16.4	$(406.7)	$(345.4)

Balance as of April 1, 2022	$25.6	$16.6	$(351.4)	$(309.2)
Other comprehensive income (loss) before reclassifications	34.5	—	(55.3)	(20.8)
Amounts reclassified from accumulated other comprehensive loss	(15.2)	(0.2)	—	(15.4)
Net current period other comprehensive income (loss)	$19.3	$(0.2)	$(55.3)	$(36.2)
Balance as of June 30, 2022	$44.9	$16.4	$(406.7)	$(345.4)

Balance, December 31, 2020	$(32.7)	$19.2	$(373.6)	$(387.1)
Other comprehensive income before reclassifications	10.2	—	20.8	31.0
Amounts reclassified from accumulated other comprehensive loss	(2.1)	(2.6)	—	(4.7)
Amounts reclassified related to dispositions	—	—	18.1	18.1
Net current period other comprehensive income (loss)	$8.1	$(2.6)	$38.9	$44.4
Balance, June 30, 2021	$(24.6)	$16.6	$(334.7)	$(342.7)

Balance as of April 1, 2021	$(26.1)	$16.8	$(372.8)	$(382.1)
Other comprehensive (loss) income before reclassifications	(4.7)	—	20.0	15.3
Amounts reclassified from accumulated other comprehensive loss	6.2	(0.2)	—	6.0
Amounts reclassified related to dispositions	—	—	18.1	$18.1
Net current period other comprehensive income (loss)	$1.5	$(0.2)	$38.1	$39.4
Balance as of June 30, 2021	$(24.6)	$16.6	$(334.7)	$(342.7)

The following is a summary of the amounts reclassified from accumulated other comprehensive income (loss) to net income:

	Statement of Operations Classification	Three months ended June 30,		Six months ended June 30,
(in millions)		2022 (1)	2021 (1)	2022 (1)	2021 (1)
Amortization of defined benefit pension items:
Prior service credit	Other income, net	$(0.3)	$(0.2)	$(0.4)	$(3.1)
Tax expense	Income tax expense	0.1	—	0.1	0.5
Net of tax		$(0.2)	$(0.2)	$(0.3)	$(2.6)
Cash flow hedges:
Interest rate swap contracts	Interest expense	$1.3	$4.3	$3.9	$9.1
Cross-currency swap contracts	Interest expense and other income, net	(21.9)	4.0	(32.6)	(11.9)
Tax expense (benefit)	Income tax expense	5.4	(2.1)	7.4	0.7
Net of tax		$(15.2)	$6.2	$(21.3)	$(2.1)
Total reclassifications for the period, net of tax		$(15.4)	$6.0	$(21.6)	$(4.7)

(1)Amounts in parentheses represents income in the condensed consolidated statements of operations.

11. Debt
Short-term financing
As of June 30, 2022, the Company had $3.3 million outstanding in short-term financing facilities which consisted of bank overdrafts. The Company had no outstanding balance as of December 31, 2021.
The Company had $138.3 million and $141.9 million of outstanding letters of credits as of June 30, 2022 and December 31, 2021, respectively.
Long-term debt
Long-term debt consisted of the following:

(in millions)	June 30, 2022	December 31, 2021
Senior Term Loan Facilities:
Term B-5 Loan due 2026, variable interest rate of 3.67% and 2.10% at June 30, 2022 and December 31, 2021, respectively	$390.0	$392.0
Term B-6 Loan due 2028, variable interest rate of 3.42% and 2.10% at June 30, 2022 and December 31, 2021, respectively	990.0	995.0
Asset Backed Loan (“ABL”) Facilities:
North American ABL Facility due 2024, variable interest rate of 2.72% and 1.43% at June 30, 2022 and December 31, 2021, respectively	614.0	297.9
Senior Unsecured Notes:
Senior Unsecured Notes due 2027, fixed interest rate of 5.13% at June 30, 2022 and December 31, 2021	454.0	500.0
Finance lease obligations	94.4	101.9
Total long-term debt before discount	$2,542.4	$2,286.8
Less: unamortized debt issuance costs and discount on debt	(19.5)	(21.8)
Total long-term debt	$2,522.9	$2,265.0
Less: current maturities	(38.7)	(41.5)
Total long-term debt, excluding current maturities	$2,484.2	$2,223.5
The weighted average interest rate on long-term debt, including the effect of designated and undesignated derivative instruments (refer to “Note 13: Derivatives” for more information), was 3.35% and 3.25% as of June 30, 2022 and December 31, 2021, respectively.
Senior Unsecured Notes
During the second quarter of 2022, the Company repaid $46.0 million of its Senior Unsecured Notes due 2027, resulting in a gain on extinguishment of debt of $1.5 million which is included in other income, net in the condensed consolidated statements of operations.
Senior Term Loan Facilities
During the second quarter of 2021, the Company entered into the Sixth Amendment (“Sixth Amendment”) to its Credit Agreement, dated July 1, 2015, which provided a new Term B-6 Loan facility in an aggregate principal amount of $1.0 billion that matures on June 3, 2028 (“Term B-6 Loan”). The proceeds from the new Term B-6 Loan and an incremental borrowing of $274.2 million under the Company's existing North American ABL facility were used to repay in full the outstanding Term B-3 Loan facility and satisfy related lending and refinancing fees.
As a result of the issuance of the Term B-6 Loan and the Sixth Amendment, and the repayment of the Term B-3 Loan, the Company recognized a loss on extinguishment of debt of $2.0 million and debt refinancing costs of $6.9 million during the three and six months ended June 30, 2021, both of which are included in other income, net in the condensed consolidated statements of operations.

Other Information

	June 30, 2022		December 31, 2021
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Fair value of debt	$2,522.9	$2,490.9	$2,265.0	$2,307.8
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
The Company repurchased 3,487,485 shares for $104.6 million during the six months ended June 30, 2022, which includes the repurchase of 2,756,421 shares of its common stock for $80.6 million during the three months ended June 30, 2022. The Company’s remaining stock repurchase authorization under this program was approximately $345.4 million as of June 30, 2022.
Stock-based compensation
The Company grants stock-based compensation to employees and non-employee directors under the Univar Solutions Inc. 2020 Omnibus Incentive Plan. Most of the Company’s stock-based compensation awards to employees are granted in the first quarter of each year.
During the second quarter of 2022, the Company granted the following stock-based awards to employees:
•57,034 of restricted stock units (“RSUs”) with a weighted-average fair value of $30.30 per share; and
•19,526 of restricted stock awards (“RSAs”) with a weighted-average fair value of $29.96 per share.
During the first quarter of 2022, the Company granted the following stock-based awards to employees:
•704,466 of RSUs with a weighted-average fair value of $28.36 per share; and
•243,750 of performance-based restricted stock units (“PRSUs”) with a weighted-average fair value of $27.94 per share.
As of June 30, 2022, the Company has unrecognized stock-based compensation expense related to non-vested RSUs of $21.7 million, which will be recognized over a weighted-average period of 1.3 years, and non-vested PRSUs of $11.1 million, which will be recognized over a weighted-average period of 1.8 years.
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
Cross currency swap contracts
Cross currency swap contracts are used to effectively convert the Term B-5 Loan’s principal amount of floating rate US dollar-denominated debt, including interest payments, to fixed-rate Euro-denominated debt. The cross currency swap contracts mature in November 2024. As of June 30, 2022, approximately 95% of the cross currency swap contracts are designated as a cash flow hedge.
The Company also uses undesignated cross currency swap contracts to manage interest rate variability and mitigate foreign exchange exposure.
Notional amounts and fair value of derivative instruments
The following table presents the notional amounts of the Company’s outstanding derivative instruments by type:

(in millions)	June 30, 2022	December 31, 2021
Designated Derivatives:
Interest rate swap contracts	$650.0	$650.0
Cross currency swap contracts	381.0	381.0
Undesignated Derivatives:
Interest rate swap contracts	$100.0	$100.0
Foreign currency derivatives	198.8	179.0
Cross currency swap contracts	19.0	19.0
The following are the pre-tax effects of derivative instruments on the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2022 and 2021:

	Statement of Operations Classification	Amount of (loss) gain reclassified from other comprehensive loss into income				Amount of (loss) gain to be reclassified to consolidated statement of operations within the next 12 months
		Three months ended June 30,		Six months ended June 30,
(in millions)		2022	2021	2022	2021
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	Interest expense	$(1.3)	$(4.3)	$(3.9)	$(9.1)	$9.0
Cross currency swap contracts	Interest expense	1.3	0.3	1.7	0.6	13.2
Cross currency swap contracts	Other income, net	20.6	(4.3)	30.9	11.3	—
Refer to “Note 6: Supplemental financial information” for the gains and losses related to derivatives not designated as hedging instruments.

The following table presents the Company’s gross assets and liabilities measured on a recurring basis and classified as Level 2 within the fair value hierarchy:

	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Classification	June 30, 2022	December 31, 2021	Balance Sheet Classification	June 30, 2022	December 31, 2021
Designated Derivatives:
Cross currency swap contracts	Prepaid expenses and other current assets	$13.2	$2.8	Other accrued expenses	$—	$—
Cross currency swap contracts	Other assets	31.7	—	Other long-term liabilities	—	12.7
Interest rate swap contracts	Prepaid expenses and other current assets	9.0	—	Other accrued expenses	—	8.1
Interest rate swap contracts	Other assets	24.6	—	Other long-term liabilities	—	7.8
Total designated derivatives		$78.5	$2.8		$—	$28.6

Undesignated Derivatives:
Foreign currency contracts	Prepaid expenses and other current assets	$0.1	$1.8	Other accrued expenses	$1.1	$0.8
Cross currency swap contracts	Prepaid expenses and other current assets	0.7	0.1	Other accrued expenses	—	—
Cross currency swap contracts	Other assets	1.6	—	Other long-term liabilities	—	0.6
Interest rate swap contracts	Prepaid expenses and other current assets	0.9	—	Other accrued expenses	—	1.7
Interest rate swap contracts	Other assets	0.7	—	Other long-term liabilities	—	1.1
Total undesignated derivatives		$4.0	$1.9		$1.1	$4.2

Total derivatives		$82.5	$4.7		$1.1	$32.8
The net amounts by legal entity related to forward currency contracts included in prepaid and other current assets were $0.1 million and $1.7 million as of June 30, 2022 and December 31, 2021, respectively. The net amounts related to forward currency contracts included in other accrued expenses were $1.1 million and $0.7 million as of June 30, 2022 and December 31, 2021, respectively.
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
Asbestos Claims
The Company is subject to liabilities from claims alleging personal injury from exposure to asbestos. The claims result primarily from an indemnification obligation related to Univar Solutions USA Inc.’s (“Univar”) 1986 purchase of McKesson Chemical Company from McKesson Corporation (“McKesson”). Once certain conditions have been met, Univar will have the ability to pursue insurance coverage, if any, that may be available under McKesson's historical insurance coverage to offset the impact of any fees, settlements, or judgments that Univar is obligated to pay because of its obligation to defend and indemnify McKesson. As of June 30, 2022, there were approximately 220 asbestos-related cases for which Univar has the obligation to defend and indemnify; however, this number tends to fluctuate up and down over time. Historically, the vast majority of these asbestos cases have been dismissed without payment or with a nominal payment. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of these matters will have a material effect on its overall financial position, results of operations, or cash flows.
Unclaimed Property Audit
The Company and its subsidiaries were the subject of an unclaimed property audit request issued by the State of Delaware in 2015. On June 29, 2022, the State of Delaware notified the Company that it was closing its examination with a $0 finding.
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
Changes in total environmental liabilities are as follows:

(in millions)
Environmental liabilities at December 31, 2021	$88.1
Revised obligation estimates	6.8
Environmental payments	(11.2)
Foreign exchange	(0.5)
Environmental liabilities at June 30, 2022	$83.2

(in millions)	Balance Sheet Classification	June 30, 2022	December 31, 2021
Current environmental liabilities	Other accrued expenses	$32.8	$39.3
Long-term environmental liabilities	Other long-term liabilities	50.4	48.8

15. Leasing
The Company leases certain warehouses and distribution centers, office space, transportation equipment and other machinery and equipment.

(in millions)	Balance Sheet Classification	June 30, 2022	December 31, 2021
Assets
Operating lease assets	Other assets	$173.3	$164.3
Finance lease assets	Property, plant and equipment, net (1)	96.1	102.1
Total lease assets		$269.4	$266.4
Liabilities
Current liabilities:
Current portion of operating lease liabilities	Other accrued expenses	$44.2	$45.7
Current portion of finance lease liabilities	Current portion of long-term debt	24.7	27.5
Noncurrent liabilities:
Operating lease liabilities	Other long-term liabilities	135.0	125.5
Finance lease liabilities	Long-term debt	69.7	74.4
Total lease liabilities		$273.6	$273.1

(1)Finance lease right-of-use assets are recorded net of accumulated depreciation of $82.9 million and $75.8 million as of June 30, 2022 and December 31, 2021, respectively.

Lease cost

(in millions)	Three months ended June 30, 2022			Three months ended June 30, 2021
Statement of Operations Classification	Operating Leases	Finance Leases	Total	Operating Leases	Finance Leases	Total
Cost of goods sold (exclusive of depreciation)	$5.7	$—	$5.7	$6.3	$—	$6.3
Outbound freight and handling	1.7	—	1.7	2.6	—	2.6
Warehousing, selling and administrative	6.7	—	6.7	7.3	—	7.3
Depreciation	—	6.7	6.7	—	7.0	7.0
Interest expense	—	0.9	0.9	—	0.9	0.9
Total gross lease component costs	$14.1	$7.6	$21.7	$16.2	$7.9	$24.1
Variable lease costs			0.4			0.6
Short-term lease costs			1.9			1.6
Total gross lease costs			$24.0			$26.3
Less: sublease income			0.2			0.5
Total net lease costs			$23.8			$25.8

(in millions)	Six months ended June 30, 2022			Six months ended June 30, 2021
Statement of Operations Classification	Operating Leases	Finance Leases	Total	Operating Leases	Finance Leases	Total
Cost of goods sold (exclusive of depreciation)	$11.2	$—	$11.2	$11.1	$—	$11.1
Outbound freight and handling	3.3	—	3.3	3.8	—	3.8
Warehousing, selling and administrative	13.5	—	13.5	14.6	—	14.6
Depreciation	—	13.6	13.6	—	13.4	13.4
Interest expense	—	1.8	1.8	—	1.9	1.9
Total gross lease component costs	$28.0	$15.4	$43.4	$29.5	$15.3	$44.8
Variable lease costs			0.7			0.9
Short-term lease costs			3.8			3.3
Total gross lease costs			$47.9			$49.0
Less: sublease income			0.4			1.1
Total net lease costs			$47.5			$47.9

Maturity of lease liabilities

(in millions)	Operating Leases	Finance Leases	Total
Remainder of 2022	$28.2	$15.2	$43.4
2023	42.6	23.3	65.9
2024	29.4	19.8	49.2
2025	20.9	18.0	38.9
2026	17.5	15.4	32.9
2027 and after	76.0	10.4	86.4
Total lease payments	$214.6	$102.1	$316.7
Less: interest	35.4	7.7	43.1
Present value of lease liabilities	$179.2	$94.4	$273.6

Lease term and discount rate

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	7.8	6.7
Finance leases	6.3	6.5
Weighted-average discount rate
Operating leases	3.92%	3.99%
Finance leases	3.57%	3.59%
Other information

	Six months ended June 30,
(in millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$28.5	$28.1
Operating cash flows from finance leases	1.8	1.9
Financing cash flows from finance leases	15.1	13.6

16. Segments
The Company’s operations are structured into four reportable segments that represent the geographic areas under which it operates and manages the business. Management, including the Chief Operating Decision Maker, monitors the operating results of its reportable segments separately for the purpose of making decisions about resource allocation and performance assessment. Management evaluates performance of its reportable segments on the basis of Adjusted EBITDA. Adjusted EBITDA is defined as the sum of consolidated net income; depreciation; amortization; net interest expense; income tax expense; impairment charges; gain on sale of business; other operating expenses, net and other income, net (for both, see “Note 6: Supplemental financial information”).
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

Financial information for the Company’s reportable segments is as follows:

(in millions)	USA	EMEA	Canada	LATAM	Other/ Eliminations(1)	Consolidated
Net Sales
Three months ended June 30, 2022
External customers	$1,970.2	$547.2	$298.2	$201.0	$—	$3,016.6
Inter-segment	43.8	3.0	2.5	0.1	(49.4)	—
Net Sales	$2,014.0	$550.2	$300.7	$201.1	$(49.4)	$3,016.6

Three months ended June 30, 2021
External customers	$1,500.2	$504.0	$238.6	$151.3	$—	$2,394.1
Inter-segment	19.5	1.9	1.3	—	(22.7)	—
Net Sales	$1,519.7	$505.9	$239.9	$151.3	$(22.7)	$2,394.1

Six months ended June 30, 2022
External customers	$3,813.4	$1,109.4	$591.6	$384.8	$—	$5,899.2
Inter-segment	72.3	3.7	4.3	0.1	(80.4)	—
Net Sales	$3,885.7	$1,113.1	$595.9	$384.9	$(80.4)	$5,899.2

Six months ended June 30, 2021
External customers	$2,793.2	$1,009.9	$461.3	$285.1	$—	$4,549.5
Inter-segment	36.9	2.7	2.0	—	(41.6)	—
Net Sales	$2,830.1	$1,012.6	$463.3	$285.1	$(41.6)	$4,549.5

(1)Other/Eliminations represents the elimination of intersegment transactions.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Adjusted EBITDA
USA	$198.6	$125.6	$407.8	$227.4
EMEA	50.4	47.8	114.2	98.4
Canada	32.0	25.0	68.7	51.3
LATAM	16.2	13.3	32.4	28.9
Other/Eliminations (1)	(5.6)	(14.2)	(12.2)	(26.3)
Consolidated	$291.6	$197.5	$610.9	$379.7

(1)Other/Eliminations represents unallocated corporate costs consisting of items specifically related to parent company operations that do not directly benefit segments, either individually or collectively.

The following is a reconciliation of net income to Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Net income	$162.9	$153.2	$343.7	$219.4
Depreciation	32.2	37.3	65.1	81.1
Amortization	12.0	13.2	23.8	26.3
Interest expense, net	23.3	25.7	44.4	52.3
Income tax expense	58.6	27.0	123.3	44.6
EBITDA	$289.0	$256.4	$600.3	$423.7
Other operating expenses, net	5.3	29.9	21.0	74.1
Other income, net	(2.7)	(3.3)	(10.4)	(32.0)
Impairment charges	—	2.1	—	2.1
Gain on sale of business	—	(87.6)	—	(88.2)
Adjusted EBITDA	$291.6	$197.5	$610.9	$379.7

17. Subsequent events
On July 29, 2022, the Company acquired Vicom Distribución Productos Quimicos, S.L., a leading regional specialty chemicals distributor in Spain and Portugal, for approximately $14 million.

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
Overview
Univar Solutions is a leading global solutions provider to users of specialty ingredients and chemicals and provider of value-added services to customers across a wide range of diverse industries. We purchase chemicals and ingredients from thousands of producers worldwide and warehouse, repackage, blend, dilute, transport and sell them to more than 100,000 customer locations across approximately 115 countries.
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
In December 2021, we acquired Sweetmix, a food ingredients and coatings, adhesives, sealants and elastomers (“CASE”) specialty chemical distribution company in Brazil.
Constant Currency
We believe providing non-GAAP constant currency basis offers valuable supplemental information regarding our results of operations, consistent with how we evaluate our performance. Currency impacts on consolidated and segment results have been derived by translating current period financial results in local currency using the average exchange rate for the prior period to which the financial information is being compared.
Market Conditions
We sell commodity and specialty chemicals and ingredients that are used in manufacturing processes and as components in other products. Our sales are correlated with and affected by seasonal fluctuations and cycles in the levels of industrial production, manufacturing output and general economic activity. The current business environment in the markets in which we operate consists of complex dynamics. A combination of global factors such as supplier shut-downs, port congestion, acute COVID-19 pandemic recovery demand and the Russia-Ukraine conflict has stressed already existing sustained supply chain constraints, product shortages and our pricing discipline in inflationary markets that continue to be atypical in magnitude and unknown in duration.
These market factors have also impacted the transportation market and coupled with continued energy price pressure, driver shortages and inflation, have resulted in higher operating costs. Additionally, shortages across a range of chemicals and ingredients have generally led to fluctuations in chemical prices globally, with corresponding impacts to sales and interim profits.
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

A summary of our sales channel and underlying end market performance as of June 30, 2022, with corresponding impacts from the current environment are as follows (percentages represent 2022 second quarter Consolidated Net Sales):
Chemicals and Services (65%) - We are leveraging our owned distribution assets to provide continuous supply to our customers in especially vital industries such as Chemical Manufacturing, Energy and Water Treatment. We have seen increased opportunities and growth in demand within traditional energy and clean energy technologies as higher oil prices have accelerated production and increased demand for sustainable solutions. Our ability to work with the largest global customers to de-risk their supply chain issues has driven especially strong results in the US and Canadian segments. Our industrial end markets are winning new business and better servicing existing business through our integrated supply chain, enhancing our value proposition of having the right material available in the right location for whenever our customers need it.
Ingredients and Specialties (35%) - Our global Consumer Solutions business has benefited new authorizations and effective our pricing discipline in inflationary markets. With our numerous new supplier authorizations, we are leveraging our technically trained salesforce to formulate new solutions for our customers in Personal Care and Pharmaceuticals. In Food, we repositioned in the market as Foodology and recently opened a new super innovation kitchen to help our customers innovate recipes to meet and create the latest trends in the marketplace. Within Industrial Solutions, we have seen tremendous growth in our Lubricants and Metalworking business as we combine our solvents capabilities with our technical formulations to service this market. Our CASE products have seen ongoing supply shortages; however, we are encouraged by the loyalty of many of our customers who have come to rely on our supply position to ensure they have the product they need. Household & Industrial Cleaning has seen ongoing growth from our specialty surfactants and enzymes portfolio.
Results of Operations
The following tables set forth, for the periods indicated, certain statements of operations data, on the basis of reported data for the relevant period.

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
(in millions)	2022	2021		2022	2021
Net sales	$3,016.6	$2,394.1	26.0%	$5,899.2	$4,549.5	29.7%
Cost of goods sold (exclusive of depreciation)	2,280.6	1,791.6	27.3%	4,433.7	3,404.6	30.2%
Operating expenses:
Outbound freight and handling	$125.7	$97.8	28.5%	$241.6	$189.2	27.7%
Warehousing, selling and administrative	318.7	307.2	3.7%	613.0	576.0	6.4%
Other operating expenses, net	5.3	29.9	(82.3)%	21.0	74.1	(71.7)%
Depreciation	32.2	37.3	(13.7)%	65.1	81.1	(19.7)%
Amortization	12.0	13.2	(9.1)%	23.8	26.3	(9.5)%
Impairment charges	—	2.1	(100.0)%	—	2.1	(100.0)%
Total operating expenses	$493.9	$487.5	1.3%	$964.5	$948.8	1.7%
Operating income	$242.1	$115.0	110.5%	$501.0	$196.1	155.5%
Other (expense) income:
Interest income	$1.0	$0.7	42.9%	$2.1	$1.1	90.9%
Interest expense	(24.3)	(26.4)	(8.0)%	(46.5)	(53.4)	(12.9)%
Gain on sale of business	—	87.6	(100.0)%	—	88.2	(100.0)%
Other income, net	2.7	3.3	(18.2)%	10.4	32.0	(67.5)%
Total other (expense) income	$(20.6)	$65.2	N/M	$(34.0)	$67.9	N/M
Income before income taxes	$221.5	$180.2	22.9%	$467.0	$264.0	76.9%
Income tax expense	58.6	27.0	117.0%	123.3	44.6	176.5%
Net income	$162.9	$153.2	6.3%	$343.7	$219.4	56.7%

Net sales
Net sales increased $622.5 million, or 26.0%, and increased $1,349.7 million, or 29.7%, for the three and six months ended June 30, 2022, respectively. On a constant currency basis, net sales increased $722.4 million, or 30.2%, and increased $1,511.4 million, or 33.2%, for the three and six months ended June 30, 2022, respectively. The increase is primarily due to our pricing discipline in inflationary markets and market share gains. Refer to the “Analysis of Segment Results” for the three and six months ended June 30, 2022 for additional information.
Gross profit (exclusive of depreciation)
Gross profit (exclusive of depreciation) increased $133.5 million, or 22.2%, to $736.0 million and increased $320.6 million, or 28.0%, to $1,465.5 million for the three and six months ended June 30, 2022, respectively. On a constant currency basis, gross profit (exclusive of depreciation) increased $156.4 million, or 26.0%, and increased $358.4 million, or 31.3%, for the three and six months ended June 30, 2022, respectively. The increase in gross profit (exclusive of depreciation) was primarily attributable to our pricing discipline in inflationary markets, operational execution and market share gains, partially offset by higher input costs. Refer to the “Analysis of Segment Results” for the three and six months ended June 30, 2022 and “Non-GAAP Financial Measures” for additional information.
Operating Expenses
Outbound freight and handling
Outbound freight and handling expenses increased $27.9 million, or 28.5%, and increased $52.4 million, or 27.7%, for the three and six months ended June 30, 2022, respectively. On a constant currency basis, outbound freight and handling expenses increased $30.7 million, or 31.4%, and increased $56.6 million, or 29.9%, for the three and six months ended June 30, 2022. Refer to the “Analysis of Segment Results” for the three and six months ended June 30, 2022 for additional information.
Warehousing, selling and administrative
Warehousing, selling and administrative expenses (“WS&A”) increased $11.5 million, or 3.7%, and increased $37.0 million, or 6.4%, for the three and six months ended June 30, 2022, respectively. On a constant currency basis, WS&A increased $21.5 million, or 7.0%, and increased $52.6 million, or 9.1%, for the three and six months ended June 30, 2022, respectively, primarily attributable to higher operating costs and variable compensation, partially offset by net synergies. Additionally, the six months ended June 30, 2022 was further offset by an environmental recovery. Refer to the “Analysis of Segment Results” for the three and six months ended June 30, 2022 for additional information.
Other operating expenses, net
Other operating expenses, net decreased $24.6 million for the three months ended June 30, 2022 and decreased $53.1 million for the six months ended June 30, 2022. Refer to “Note 6: Supplemental financial information” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Depreciation and amortization
Depreciation expense decreased $5.1 million, or 13.7%, and decreased $16.0 million, or 19.7%, for the three and six months ended June 30, 2022, respectively, primarily due to certain assets reaching the end of their depreciable lives. On a constant currency basis, depreciation expense decreased $4.3 million, or 11.5%, and $14.8 million, or 18.2%, for the three and six months ended June 30, 2022, respectively, due to certain assets reaching the end of their depreciable lives.
Amortization expense decreased $1.2 million, or 9.1%, and decreased $2.5 million, or 9.5%, for the three and six months ended June 30, 2022, respectively, primarily due to certain intangibles reaching the end of their amortizable lives.
Interest expense
Interest expense decreased $2.1 million, or 8.0%, and decreased $6.9 million, or 12.9%, for the three and six months ended June 30, 2022, respectively, primarily due to lower average outstanding borrowings as well as lower interest rates on fixed debt. Refer to “Note 11: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Gain on sale of business
Gain on sale of business was $87.6 million and $88.2 million for the three and six months ended June 30, 2021, respectively, related to the sale of the Distrupol business. The six months ended June 30, 2021 also included adjustments to the sale price of the Canadian Agriculture services business
Other income, net
Other income, net decreased $0.6 million, or 18.2%, and increased $21.6 million, or 67.5%, for the three and six months ended June 30, 2022, respectively. Refer to “Note 6: Supplemental financial information” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Income tax expense
Income tax expense was $58.6 million and $27.0 million for the three months ended June 30, 2022 and 2021, respectively, resulting in effective income tax rates of 26.5% and 15.0% for the respective periods. Income tax expense was $123.3 million and $44.6 million for the six months ended June 30, 2022 and 2021, respectively, resulting in effective income tax rates of 26.4% and 16.9% for the respective periods.
Our 2022 effective income tax rate was higher than the US federal statutory rate of 21.0%, primarily due to higher rates on foreign earnings, US tax on foreign earnings, US state income taxes and non-deductible employee costs. Our 2021 effective income tax rate was also impacted by these items but offset by other discrete tax items.
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
Analysis of Segment Results
USA

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
(in millions)	2022	2021		2022	2021
Net sales:
External customers	$1,970.2	$1,500.2	31.3%	$3,813.4	$2,793.2	36.5%
Inter-segment	43.8	19.5	124.6%	72.3	36.9	95.9%
Total net sales	$2,014.0	$1,519.7	32.5%	$3,885.7	$2,830.1	37.3%
Cost of goods sold (exclusive of depreciation)	1,518.8	1,137.8	33.5%	2,917.6	2,122.5	37.5%
Outbound freight and handling	94.4	68.8	37.2%	180.2	132.1	36.4%
Warehousing, selling and administrative	202.2	187.5	7.8%	380.1	348.1	9.2%
Adjusted EBITDA	$198.6	$125.6	58.1%	$407.8	$227.4	79.3%

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
(in millions)	2022	2021		2022	2021
Gross profit (exclusive of depreciation):
Net sales	$2,014.0	$1,519.7	32.5%	$3,885.7	$2,830.1	37.3%
Cost of goods sold (exclusive of depreciation)	1,518.8	1,137.8	33.5%	2,917.6	2,122.5	37.5%
Gross profit (exclusive of depreciation)	$495.2	$381.9	29.7%	$968.1	$707.6	36.8%
External sales increased $470.0 million, or 31.3%, and increased $1,020.2 million, or 36.5%, for the three and six months ended June 30, 2022, respectively, primarily due to our pricing discipline in inflationary markets and market share gains.
Gross profit (exclusive of depreciation) increased $113.3 million, or 29.7%, and increased $260.5 million, or 36.8%, for the three and six months ended June 30, 2022, respectively, primarily due to our pricing discipline in inflationary markets, operational execution and market share gains, partially offset by input cost inflation. Gross margin decreased from 25.5% for the three months ended June 30, 2021 to 25.1% for the three months ended June 30, 2022 and increased from 25.3% for the six months ended June 30, 2021 to 25.4% for the six months ended June 30, 2022, with both comparable periods impacted by our pricing discipline in inflationary markets and input cost inflation.
Outbound freight and handling expenses increased $25.6 million, or 37.2%, and increased $48.1 million, or 36.4%, for the three and six months ended June 30, 2022, respectively, primarily due to higher costs to deliver caused by supply chain constraints.
WS&A increased $14.7 million, or 7.8%, and increased $32.0 million, or 9.2%, for the three and six months ended June 30, 2022, respectively, primarily due to higher operating costs and variable compensation, partially offset by net synergies. An environmental recovery in 2022 also favorably impacted the six month comparable periods. As a percentage of external sales,

WS&A decreased from 12.5% for the three months ended June 30, 2021 to 10.3% for the three months ended June 30, 2022 and decreased from 12.5% for the six months ended June 30, 2021 to 10.0% for the six months ended June 30, 2022.
Adjusted EBITDA increased $73.0 million, or 58.1%, and increased $180.4 million, or 79.3%, for the three and six months ended June 30, 2022, respectively, primarily driven by higher gross profit (exclusive of depreciation), partially offset by higher outbound freight and handling expenses as well as higher WS&A. Adjusted EBITDA margin increased from 8.4% in the three months ended June 30, 2021 to 10.1% for the three months ended June 30, 2022 and increased from 8.1% in the six months ended June 30, 2021 to 10.7% for the six months ended June 30, 2022, reflecting the business operating leverage.
EMEA

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
(in millions)	2022	2021		2022	2021
Net sales:
External customers	$547.2	$504.0	8.6%	$1,109.4	$1,009.9	9.9%
Inter-segment	3.0	1.9	57.9%	3.7	2.7	37.0%
Total net sales	$550.2	$505.9	8.8%	$1,113.1	$1,012.6	9.9%
Cost of goods sold (exclusive of depreciation)	419.7	377.8	11.1%	841.0	756.3	11.2%
Outbound freight and handling	17.8	16.1	10.6%	34.8	32.0	8.8%
Warehousing, selling and administrative	62.3	64.2	(3.0)%	123.1	125.9	(2.2)%
Adjusted EBITDA	$50.4	$47.8	5.4%	$114.2	$98.4	16.1%

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
(in millions)	2022	2021		2022	2021
Gross profit (exclusive of depreciation):
Net sales	$550.2	$505.9	8.8%	$1,113.1	$1,012.6	9.9%
Cost of goods sold (exclusive of depreciation)	419.7	377.8	11.1%	841.0	756.3	11.2%
Gross profit (exclusive of depreciation)	$130.5	$128.1	1.9%	$272.1	$256.3	6.2%
External sales increased $43.2 million, or 8.6%, and increased $99.5 million, or 9.9%, for the three and six months ended June 30, 2022, respectively. On a constant currency basis, external sales increased $135.7 million, or 26.9%, and increased $256.1 million, or 25.4%, for the three and six months ended June 30, 2022, respectively. The increase was primarily due to our pricing discipline in inflationary markets and market share gains, with the six month comparison period partially offset by the effects of the Distrupol divestiture.
Gross profit (exclusive of depreciation) increased $2.4 million, or 1.9%, and increased $15.8 million, or 6.2%, for the three and six months ended June 30, 2022, respectively. On a constant currency basis, gross profit (exclusive of depreciation) increased $23.7 million, or 18.5%, and increased $52.7 million, or 20.6%, for the three and six months ended June 30, 2022, respectively. The increase was primarily due to our pricing discipline in inflationary markets, operational execution and market share gains, with the six month comparison period partially offset by the effects of the Distrupol divestiture. Gross margin decreased from 25.4% for the three months ended June 30, 2021 to 23.8% for the three months ended June 30, 2022 and decreased from 25.4% for the six months ended June 30, 2021 to 24.5% for the six months ended June 30, 2022, with both comparable periods negatively impacted by input cost inflation, partially offset by our pricing discipline in inflationary markets.
Outbound freight and handling expenses increased $1.7 million, or 10.6%, and increased $2.8 million, or 8.8%, for the three and six months ended June 30, 2022, respectively. On a constant currency basis, outbound freight and handling expenses increased $4.2 million, or 26.1%, and increased $6.7 million, or 20.9%, for the three and six months ended June 30, 2022, respectively, primarily due to higher costs to deliver caused by supply chain constraints.
WS&A decreased $1.9 million, or 3.0%, and decreased $2.8 million, or 2.2%, for the three and six months ended June 30, 2022, respectively. On a constant currency basis, WS&A increased $7.7 million, or 12.0% and increased $12.8 million, or 10.2%, for the three and six months ended June 30, 2022, respectively, primarily due to higher operating costs and variable compensation. As a percentage of external sales, WS&A decreased from 12.7% for the three months ended June 30, 2021 to 11.4% for the three months ended June 30, 2022 and decreased from 12.5% for the six months ended June 30, 2021 to 11.1% for the six months ended June 30, 2022.

Adjusted EBITDA increased $2.6 million, or 5.4%, and increased $15.8 million, or 16.1%, for the three and six months ended June 30, 2022, respectively. On a constant currency basis, adjusted EBITDA increased $11.8 million, or 24.7%, and increased $33.3 million, or 33.8%, for the three and six months ended June 30, 2022, respectively, primarily due to higher gross profit (exclusive of depreciation), partially offset by increased WS&A and by the effects of the Distrupol divestiture for the six month comparable periods. Adjusted EBITDA margin decreased from 9.5% for the three months ended June 30, 2021 to 9.2% for the three months ended June 30, 2022 primarily due to lower gross margin, partially offset by the business operating leverage. Adjusted EBITDA margin increased from 9.7% for the six months ended June 30, 2021 to 10.3% for the six months ended June 30, 2022, reflecting the business operating leverage for the full six month period.
Canada

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
(in millions)	2022	2021		2022	2021
Net sales:
External customers	$298.2	$238.6	25.0%	$591.6	$461.3	28.2%
Inter-segment	2.5	1.3	92.3%	4.3	2.0	115.0%
Total net sales	$300.7	$239.9	25.3%	$595.9	$463.3	28.6%
Cost of goods sold (exclusive of depreciation)	231.2	181.0	27.7%	451.9	348.1	29.8%
Outbound freight and handling	10.2	9.9	3.0%	20.1	19.1	5.2%
Warehousing, selling and administrative	27.3	24.0	13.8%	55.2	44.8	23.2%
Adjusted EBITDA	$32.0	$25.0	28.0%	$68.7	$51.3	33.9%

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
(in millions)	2022	2021		2022	2021
Gross profit (exclusive of depreciation):
Net sales	$300.7	$239.9	25.3%	$595.9	$463.3	28.6%
Cost of goods sold (exclusive of depreciation)	231.2	181.0	27.7%	451.9	348.1	29.8%
Gross profit (exclusive of depreciation)	$69.5	$58.9	18.0%	$144.0	$115.2	25.0%
External sales increased $59.6 million, or 25.0%, and increased $130.3 million, or 28.2%, for the three and six months ended June 30, 2022, respectively. On a constant currency basis, external sales increased $71.2 million, or 29.8%, and increased $142.0 million, or 30.8%, for the three and six months ended June 30, 2022, respectively. The increase was primarily due to our pricing discipline in inflationary markets and market share gains.
Gross profit (exclusive of depreciation) increased $10.6 million, or 18.0%, and increased $28.8 million, or 25.0%, for the three and six months ended June 30, 2022, respectively. On a constant currency basis, gross profit (exclusive of depreciation) increased $13.5 million, or 22.9%, and increased $31.7 million, or 27.5%, for the three and six months ended June 30, 2022, respectively. The increase is primarily due to our pricing discipline in inflationary markets, operational execution and market share gains, partially offset by input cost inflation. Gross margin decreased from 24.7% for the three months ended June 30, 2021 to 23.3% for the three months ended June 30, 2022 and decreased from 25.0% for the six months ended June 30, 2021 to 24.3% for the six months ended June 30, 2022, with both comparable periods impacted by our pricing discipline in inflationary markets and input cost inflation.
Outbound freight and handling expenses increased $0.3 million, or 3.0%, and increased $1.0 million, or 5.2%, for the three and six months ended June 30, 2022, respectively. On a constant currency basis, outbound freight and handling expenses increased $0.7 million, or 7.1%, and increased $1.4 million, or 7.3%, for the three and six months ended June 30, 2022, respectively.
WS&A increased $3.3 million, or 13.8%, and increased $10.4 million, or 23.2%, for the three and six months ended June 30, 2022, respectively. On a constant currency basis, WS&A increased by $4.4 million, or 18.3%, and increased $11.5 million, or 25.7%, for the three and six months ended June 30, 2022, respectively. The increase is primarily due to higher operating costs and variable compensation. As a percentage of external sales, WS&A decreased from 10.1% for the three months ended June 30, 2021 to 9.2% for the three months ended June 30, 2022 and decreased from 9.7% for the six months ended June 30, 2021 to 9.3% for the six months ended June 30, 2022.

Adjusted EBITDA increased $7.0 million, or 28.0%, and increased $17.4 million, or 33.9%, for the three and six months ended June 30, 2022, respectively. On a constant currency basis, Adjusted EBITDA increased $8.4 million, or 33.6%, and increased $18.8 million, or 36.6%, for the three and six months ended June 30, 2022, respectively. The increase is primarily due to higher gross profit (exclusive of depreciation), partially offset by increased WS&A. Adjusted EBITDA margin increased from 10.5% for the three months ended June 30, 2021 to 10.7% for the three months ended June 30, 2022 and increased from 11.1% for the six months ended June 30, 2021 to 11.6% for the six months ended June 30, 2022, reflecting the business operating leverage.
LATAM

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
(in millions)	2022	2021		2022	2021
Net sales:
External customers	$201.0	$151.3	32.8%	$384.8	$285.1	35.0%
Inter-segment	0.1	—		0.1	—
Total net sales	$201.1	$151.3	32.9%	$384.9	$285.1	35.0%
Cost of goods sold (exclusive of depreciation)	160.3	117.7	36.2%	303.6	219.3	38.4%
Outbound freight and handling	3.3	3.0	10.0%	6.5	6.0	8.3%
Warehousing, selling and administrative	21.3	17.3	23.1%	42.4	30.9	37.2%
Adjusted EBITDA	$16.2	$13.3	21.8%	$32.4	$28.9	12.1%

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
(in millions)	2022	2021		2022	2021
Gross profit (exclusive of depreciation):
Net sales	$201.1	$151.3	32.9%	$384.9	$285.1	35.0%
Cost of goods sold (exclusive of depreciation)	160.3	117.7	36.2%	303.6	219.3	38.4%
Gross profit (exclusive of depreciation)	$40.8	$33.6	21.4%	$81.3	$65.8	23.6%
External sales increased $49.7 million, or 32.8%, and increased $99.7 million, or 35.0%, for the three and six months ended June 30, 2022, respectively. On a constant currency basis, external net sales increased $45.6 million, or 30.1%, and increased $93.0 million, or 32.6%, for the three and six months ended June 30, 2022, respectively, primarily due to our pricing discipline in inflationary markets and the Sweetmix acquisition, which contributed 10.4% and 10.9% of the increase for the three and six months ended June 30, 2022, respectively.
Gross profit (exclusive of depreciation) increased $7.2 million, or 21.4%, and increased $15.5 million, or 23.6%, for the three and six months ended June 30, 2022, respectively. On a constant currency basis, gross profit (exclusive of depreciation) increased $6.0 million, or 17.9%, and increased $13.5 million, or 20.5%, for the three and six months ended June 30, 2022, respectively, primarily due to our pricing discipline in inflationary markets and the Sweetmix acquisition, which contributed 8.6% and 10.2% of the increase for the three and six months ended June 30, 2022, respectively. Both comparable periods were also negatively impacted by input cost inflation. Gross margin decreased from 22.2% for the three months ended June 30, 2021 to 20.3% for the three months ended June 30, 2022 and decreased from 23.1% for the six months ended June 30, 2021 to 21.1% for the six months ended June 30, 2022, with both comparable periods impacted by our pricing discipline in inflationary markets and input cost inflation.
Outbound freight and handling expenses increased $0.3 million, or 10.0%, and increased $0.5 million, or 8.3%, for the three and six months ended June 30, 2022, respectively. On a constant currency basis, outbound freight and handling expenses increased $0.3 million, or 10.0%, and increased $0.4 million, or 6.7%, for the three and six months ended June 30, 2022, respectively.
WS&A increased $4.0 million, or 23.1%, and increased $11.5 million, or 37.2%, for the three and six months ended June 30, 2022, respectively. On a constant currency basis, WS&A increased $3.3 million, or 19.1%, and increased $10.5 million, or 34.0%, for the three and six months ended June 30, 2022, respectively, primarily due to increased corporate cost allocation as a result of the SAP implementation and higher operating costs. As a percentage of external sales, WS&A decreased from 11.4% for the three months ended June 30, 2021 to 10.6% for the three months ended June 30, 2022 and increased from 10.8% for the six months ended June 30, 2021 to 11.0% for the six months ended June 30, 2022.

Adjusted EBITDA increased $2.9 million, or 21.8%, and increased $3.5 million, or 12.1%, for the three and six months ended June 30, 2022, respectively. On a constant currency basis, Adjusted EBITDA increased $2.4 million, or 18.0%, and increased $2.6 million, or 9.0%, for the three and six months ended June 30, 2022. Adjusted EBITDA margin decreased from 8.8% for the three months ended June 30, 2021 to 8.1% for the three months ended June 30, 2022 and decreased from 10.1% for the six months ended June 30, 2021 to 8.4% for the six months ended June 30, 2022, primarily from lower gross margin, partially offset by the business operating leverage.

Liquidity and Capital Resources
The Company’s primary sources of liquidity are cash generated from its operations and borrowings under its committed North American and European credit facilities (“credit facilities”). As of June 30, 2022, liquidity for the Company was $1,011.8 million, comprised of $234.8 million of cash and cash equivalents and $777.0 million of available borrowings under our credit facilities. These credit facilities are guaranteed by certain significant subsidiaries and secured by such parties’ eligible trade receivables and inventory with the maximum borrowing capacity under these credit facilities of $1.5 billion and €200 million. Significant reductions in our trade receivables and inventory would reduce our availability to access liquidity under these credit facilities. We have no active financial maintenance covenants in our credit agreements, however, there is a springing fixed charge coverage ratio (“FCCR”) under the revolving credit facilities of 1.0x, applicable only if availability is less than or equal to 10% of the borrowing capacity. If the FCCR was applicable, the calculation would have been 7.4x as of June 30, 2022.
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
We expect our 2022 capital expenditures to be approximately $135 million to $145 million for maintenance and growth, including safety, cost improvements and ESG investments. Interest payments for 2022 are expected to be $85 million to $95 million. We expect to fund our capital expenditures and our interest payments with cash from operations or cash on hand.
We believe funds provided by our primary sources of liquidity will be adequate to meet our liquidity, debt repayment obligations and capital resource needs for at least the next 12 months under current operating conditions.
Cash Flows
The following table presents a summary of our cash flows:

	Six months ended June 30,		Change
(in millions)	2022	2021
Net cash used by operating activities	$(86.2)	$(8.6)	$(77.6)
Net cash (used) provided by investing activities	(65.4)	103.6	(169.0)
Net cash provided (used) by financing activities	154.7	(269.7)	424.4
Cash Used by Operating Activities
Cash used by operating activities increased $77.6 million for the six months ended June 30, 2022. The increase in operating cash usage is primarily due to changes in trade working capital and other, net, partially offset by higher net income, exclusive of non-cash items.
Cash used by trade working capital, which includes trade accounts receivable, net, inventories and trade accounts payable, increased $212.1 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The year-over-year increase in cash used by trade working capital is due to increased inventory purchase costs and higher trade accounts payable primarily attributable to increased inventory purchases in the current year.
The change in net income, exclusive of non-cash items, increased $252.5 million from $215.8 million for the six months ended June 30, 2021 to $468.3 million for the six months ended June 30, 2022. Cash used by other, net increased $123.3 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily attributable to accrued compensation and tax payments and timing differences related to other assets and liabilities.

Cash (Used) Provided by Investing Activities
Investing cash flows for the six months ended June 30, 2022 included capital expenditures of $64.8 million, cash paid of $3.8 million for Sweetmix acquisition purchase price adjustments and proceeds of $3.2 million from the sale of property, plant and equipment. Investing cash flows for the six months ended June 30, 2021 included proceeds of $136.3 million from the sale of Distrupol business, capital expenditures of $38.9 million and proceeds of $8.5 million from the sale of property, plant and equipment.
Cash Provided (Used) by Financing Activities
Financing cash flows for the six months ended June 30, 2022 included proceeds under revolving credit facilities of $925.6 million, payments under revolving credit facilities of $609.5 million, long-term debt repayments of $68.0 million and share repurchases of $104.6 million. Financing cash flows for the six months ended June 30, 2021 included proceeds under revolving credit facilities of $1,352.2 million, payments under revolving credit facilities of $1,326.7 million, long term debt issuances of $995.0 million and long-term debt repayments of $1,330.0 million.
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
Recently Issued Accounting Pronouncements
See “Note 1: Significant accounting policies” to the interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
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
•our ability to attract or retain a qualified and diverse workforce; and
•our ability to execute on our strategies related to environmental, social, and governance matters, and achieve related expectations may be impacted as a result of evolving regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs and the availability of requisite financing and changes in carbon markets; and
•the other factors described in the Company’s filings with the Securities and Exchange Commission.
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
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation as of June 30, 2022 of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer concluded the Company’s disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Information on our common stock share repurchases during the second quarter of 2022 is provided below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(1)	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (millions)(1)
April 1-30, 2022	454,637	$31.36	454,637	$411.7
May 1-31, 2022	1,749,226	28.66	1,749,226	361.6
June 1-30, 2022	552,558	29.31	552,558	345.4
Total	2,756,421	29.24	2,756,421

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
Date: August 2, 2022

By:	/s/ Nicholas W. Alexos
Nicholas W. Alexos Executive Vice President and Chief Financial Officer
Date: August 2, 2022