Form 10-Q
period 2022-09-30
Univar Solutions Inc.
filed 2022-11-02
CIK 1494319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 31, 2022, 163,166,503 shares of the registrant’s common stock were outstanding.

Univar Solutions Inc.
Form 10-Q
For the quarterly period ended September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Univar Solutions Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2022	2021	2022	2021
Net sales	$2,983.5	$2,487.9	$8,882.7	$7,037.4
Cost of goods sold (exclusive of depreciation)	2,277.4	1,871.5	6,711.1	5,276.1
Operating expenses:
Outbound freight and handling	121.7	105.8	363.3	295.0
Warehousing, selling and administrative	324.8	299.7	937.8	875.7
Other operating expenses, net	5.7	17.7	26.7	91.8
Depreciation	32.8	36.7	97.9	117.8
Amortization	12.0	12.4	35.8	38.7
Impairment charges	0.3	0.9	0.3	3.0
Total operating expenses	497.3	473.2	1,461.8	1,422.0
Operating income	208.8	143.2	709.8	339.3
Other (expense) income:
Interest income	0.8	1.5	2.9	2.6
Interest expense	(27.6)	(23.7)	(74.1)	(77.1)
Gain on sale of business	—	—	—	88.2
Other income, net	0.6	1.1	11.0	33.1
Total other (expense) income	(26.2)	(21.1)	(60.2)	46.8
Income before income taxes	182.6	122.1	649.6	386.1
Income tax expense	52.6	37.7	175.9	82.3
Net income	$130.0	$84.4	$473.7	$303.8

Income per common share:
Basic	$0.78	$0.49	$2.82	$1.79
Diluted	$0.78	$0.49	$2.79	$1.78

Weighted average common shares outstanding:
Basic	165.9	170.9	167.9	170.1
Diluted	167.2	171.9	169.5	170.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Net income	$130.0	$84.4	$473.7	$303.8
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(79.9)	(29.2)	(118.0)	9.7
Pension and other postretirement benefits adjustment, net of tax of $— and $0.1 for the three and nine months ended September 30, 2022, respectively, and $— and $0.5 for the three and nine months ended September 30, 2021, respectively	(0.2)	(0.1)	(0.5)	(2.7)
Derivative financial instruments, net of tax of $(10.4) and $(29.6) for the three and nine months ended September 30, 2022, respectively, and $(1.7) and $(4.4) for the three and nine months ended September 30, 2021, respectively	30.1	3.7	85.8	11.8
Total other comprehensive (loss) income, net of tax	(50.0)	(25.6)	(32.7)	18.8
Comprehensive income	$80.0	$58.8	$441.0	$322.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share data)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$276.3	$251.5
Trade accounts receivable, net of allowance for doubtful accounts of $12.0 and $15.8 at September 30, 2022 and December 31, 2021, respectively	1,733.4	1,539.5
Inventories	1,165.6	932.2
Prepaid expenses and other current assets	212.2	169.1
Total current assets	3,387.5	2,892.3
Property, plant and equipment, net	1,016.3	1,031.0
Goodwill	2,277.4	2,310.4
Intangible assets, net	177.0	211.7
Deferred tax assets	24.3	29.4
Other assets	386.4	303.0
Total assets	$7,268.9	$6,777.8
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,042.3	$1,009.3
Current portion of long-term debt	38.5	41.5
Accrued compensation	162.7	196.4
Other accrued expenses	393.5	420.4
Total current liabilities	1,637.0	1,667.6
Long-term debt	2,466.0	2,223.5
Pension and other postretirement benefit liabilities	184.6	211.7
Deferred tax liabilities	107.7	56.1
Other long-term liabilities	309.2	326.4
Total liabilities	4,704.5	4,485.3
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 172,489,238 and 171,199,938 shares issued at September 30, 2022 and December 31, 2021, respectively	1.7	1.7
Additional paid-in capital	3,084.3	3,048.5
Treasury stock at cost, 9,336,213 and 1,832,385 shares at September 30, 2022 and December 31, 2021, respectively	(254.9)	(50.0)
Retained earnings (accumulated deficit)	128.7	(345.0)
Accumulated other comprehensive loss	(395.4)	(362.7)
Total stockholders’ equity	2,564.4	2,292.5
Total liabilities and stockholders’ equity	$7,268.9	$6,777.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(in millions)	2022	2021
Operating activities:
Net income	$473.7	$303.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133.7	156.5
Impairment charges	0.3	3.0
Amortization of deferred financing fees and debt discount	4.3	4.9
Gain on sale of business	—	(88.2)
Gain on sale of property, plant and equipment	(2.3)	(6.3)
Deferred income taxes	27.2	15.8
Stock-based compensation expense	26.9	16.0
Fair value adjustment for warrants	—	(33.8)
Other	6.3	2.3
Changes in operating assets and liabilities:
Trade accounts receivable, net	(251.4)	(364.2)
Inventories	(266.7)	(184.8)
Prepaid expenses and other current assets	(16.0)	(24.5)
Trade accounts payable	73.9	207.1
Other, net	(39.1)	107.5
Net cash provided by operating activities	170.8	115.1
Investing activities:
Purchases of property, plant and equipment	(103.7)	(68.9)
Purchases of businesses, net of cash acquired	(16.5)	—
Proceeds from sale of property, plant and equipment	3.6	13.7
Proceeds from sale of business	—	136.5
Other	1.0	(2.3)
Net cash (used) provided by investing activities	(115.6)	79.0
Financing activities:
Proceeds from issuance of long-term debt, net	—	995.0
Payments on long-term debt and finance lease obligations	(77.3)	(1,389.0)
Proceeds under revolving credit facilities	1,422.4	2,006.3
Payments under revolving credit facilities	(1,128.3)	(1,992.8)
Taxes paid related to net share settlements of stock-based compensation awards	(7.7)	(2.6)
Purchases of treasury stock	(204.9)	—
Stock option exercises	16.5	8.5
Proceeds from the exercise of warrants	—	27.1
Other	(2.0)	0.1
Net cash provided (used) by financing activities	18.7	(347.4)
Effect of exchange rate changes on cash and cash equivalents	(49.1)	(12.5)
Net increase (decrease) in cash and cash equivalents	24.8	(165.8)
Cash and cash equivalents at beginning of period	251.5	386.6
Cash and cash equivalents at end of period	$276.3	$220.8
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$161.1	$56.3
Interest, net of capitalized interest	56.8	61.5
Non-cash activities:
Additions of property, plant and equipment included in trade accounts payable and other accrued expenses	$6.8	$5.0
Additions of property, plant and equipment under a finance lease obligation	24.7	14.0
Additions of assets under an operating lease obligation	46.7	43.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(in millions)	Common stock outstanding (shares)	Common stock	Additional paid-in capital	Treasury stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Total
Balance as of June 30, 2022	167.1	$1.7	$3,078.6	$(154.6)	$(1.3)	$(345.4)	$2,579.0
Net income	—	—	—	—	130.0	—	130.0
Other comprehensive loss, net of tax	—	—	—	—	—	(50.0)	(50.0)
Restricted stock units vested	0.1	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(0.2)	—	—	—	(0.2)
Stock option exercises	—	—	0.5	—	—	—	0.5
Stock-based compensation expense	—	—	5.2	—	—	—	5.2
Purchases of treasury stock	(4.0)	—	—	(100.3)	—	—	(100.3)
Other	—	—	0.2	—	—	—	0.2
Balance as of September 30, 2022	163.2	$1.7	$3,084.3	$(254.9)	$128.7	$(395.4)	$2,564.4

(in millions)	Common stock outstanding (shares)	Common stock	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of June 30, 2021	170.9	$1.7	$3,025.8	$—	$(586.2)	$(342.7)	$2,098.6
Net income	—	—	—	—	84.4	—	84.4
Other comprehensive loss, net of tax	—	—	—	—	—	(25.6)	(25.6)
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(0.1)	—	—	—	(0.1)
Stock option exercises	0.1	—	0.7	—	—	—	0.7
Stock-based compensation expense	—	—	6.8	—	—	—	6.8
Other	—	—	(0.1)	—	—	—	(0.1)
Balance as of September 30, 2021	171.0	$1.7	$3,033.1	$—	$(501.8)	$(368.3)	$2,164.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

(in millions)	Common stock outstanding (shares)	Common stock	Additional paid-in capital	Treasury stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Total
Balance as of December 31, 2021	169.4	$1.7	$3,048.5	$(50.0)	$(345.0)	$(362.7)	$2,292.5
Net income	—	—	—	—	473.7	—	473.7
Other comprehensive loss, net of tax	—	—	—	—	—	(32.7)	(32.7)
Restricted stock units vested	0.9	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.3)	—	(7.7)	—	—	—	(7.7)
Stock option exercises	0.7	—	16.5	—	—	—	16.5
Employee stock purchase plan	—	—	0.8	—	—	—	0.8
Stock-based compensation expense	—	—	26.9	—	—	—	26.9
Purchases of treasury stock	(7.5)	—	—	(204.9)	—	—	(204.9)
Other	—	—	(0.7)	—	—	—	(0.7)
Balance as of September 30, 2022	163.2	$1.7	$3,084.3	$(254.9)	$128.7	$(395.4)	$2,564.4

(in millions)	Common stock outstanding (shares)	Common stock	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2020	169.3	$1.7	$2,983.3	$—	$(805.6)	$(387.1)	$1,792.3
Net income	—	—	—	—	303.8	—	303.8
Other comprehensive income, net of tax	—	—	—	—	—	18.8	18.8
Exercise of warrants	1.0	—	26.8	—	—	—	26.8
Restricted stock units vested	0.4	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(0.1)	—	(2.6)	—	—	—	(2.6)
Stock option exercises	0.4	—	8.5	—	—	—	8.5
Employee stock purchase plan	—	—	0.8	—	—	—	0.8
Stock-based compensation expense	—	—	16.0	—	—	—	16.0
Other	—	—	0.3	—	—	—	0.3
Balance as of September 30, 2021	171.0	$1.7	$3,033.1	$—	$(501.8)	$(368.3)	$2,164.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of presentation
Financial statement presentation
The unaudited interim condensed consolidated financial statements of Univar Solutions Inc. (the “Company,” “we,” “our” and “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
Proceeds and repayments under the revolving credit facilities for 2021, previously reported net in our interim condensed consolidated statements of cash flows, are now presented separately to conform to the current period presentation. Additionally, certain other immaterial amounts in the prior period interim condensed consolidated financial statements and notes have been reclassified to conform to the current period presentation.
Accounting pronouncements issued and not yet adopted
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2021-08 “Business Combinations” (Topic 805) – “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 (Revenue from Contracts with Customers). The standard is effective for public business entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company plans to adopt this guidance on a prospective basis effective January 1, 2023, which is not expected to have a material impact on the consolidated financial statements.
In November 2021, the FASB issued ASU 2021-10 “Government Assistance” (Topic 832) – “Disclosures by Business Entities about Government Assistance” to increase the transparency of disclosures for government assistance and grants. The ASU requires annual disclosures pertaining to the types of received government assistance, accounting for the transactions and the related impacts on the reported financial results. The standard is effective for annual periods beginning after December 15, 2021. The Company plans to adopt this guidance on a prospective basis in the fourth quarter of 2022, which is not expected to have an impact on the consolidated financial statements and disclosures as the Company has not received significant governmental assistance.
In September 2022, the FASB issued ASU 2022-04 “Liabilities – Supplier Finance Programs” (Subtopic 405-50) – “Disclosure of Supplier Finance Program Obligations” to enhance the transparency of disclosures regarding supplier finance programs. The ASU requires a buyer in a supplier finance program to disclose information about the program’s nature, activity during the period, changes from period to period and potential magnitude. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023. Retrospective application of the guidance is required for all disclosures except rollforward information, which requires prospective application. The Company has not yet determined the impact of the standard on its disclosures.

2. Business combinations
Vicom Distribución Productos Quimicos, S.L. (“Vicom”)
On July 29, 2022, the Company acquired all of the outstanding equity interests in Vicom, a leading regional specialty chemical distributor in Spain and Portugal, for cash consideration of $14.5 million. The transaction was accounted for under the acquisition method of accounting and the results of operations are included in the Europe and the Middle East and Africa ("EMEA") segment. The preliminary purchase price allocation included $3.4 million in identified intangible assets related to customer relationships and $5.6 million in goodwill, which is included in the EMEA segment and is not deductible for income tax purposes.
Sweetmix Distribuidora de Materias Primas Industriais Ltda (“Sweetmix”)
On December 1, 2021, the Company acquired all of the outstanding equity interests in Sweetmix, a food ingredients and coatings, adhesives, sealants and elastomers (“CASE”) specialty chemical distribution company in Brazil. The purchase price, including measurement period adjustments, was $53.0 million, $32.5 million of which was paid in cash (net of cash acquired of $1.2 million) upon closing, with the remaining $19.3 million to be paid over the next five years. The Company believes the acquisition of Sweetmix significantly enhances the Company’s specialty food ingredients product offering in Latin America and also enhances the Company's position in the local CASE market. The transaction was accounted for under the acquisition method of accounting and the results of operations are included in the Latin America ("LATAM") segment.
During the nine months ended September 30, 2022, the Company updated the purchase price allocation to reflect intangible asset fair value adjustments, purchase price adjustments and the deferred tax impacts of the recognized adjustments. The final purchase price allocation and measurement period adjustments are shown below:

(in millions)	Initial Purchase Price Allocation	Measurement Period Adjustments	Final Purchase Price Allocation
Cash and cash equivalents	$1.2	$—	$1.2
Trade accounts receivable, net	15.6	—	15.6
Inventories	8.5	—	8.5
Prepaid expenses and other current assets	2.6	—	2.6
Goodwill	33.8	(0.8)	33.0
Intangible assets, net	13.3	1.7	15.0
Trade accounts payable	(16.6)	—	(16.6)
Deferred tax liabilities	(4.5)	(0.8)	(5.3)
Other assets and liabilities, net	(1.0)	—	(1.0)
Purchase consideration	52.9	0.1	53.0
Less: Cash and cash equivalents	(1.2)	—	(1.2)
Purchase consideration, net of cash	$51.7	$0.1	$51.8
The goodwill recognized is primarily attributable to synergies and the assembled workforce. The goodwill is included in the LATAM segment and is not deductible for income tax purposes. The identified intangible assets relate to customer relationships and will be amortized over a period of eight years.
3. Dispositions
On April 1, 2021, the Company completed the sale of its Distrupol business within the EMEA segment for total cash proceeds of $136.7 million. In the second quarter of 2021, the Company recorded a $87.6 million pre-tax gain on sale of business in the condensed consolidated statements of operations, net of a release of cumulative foreign currency translation losses of $18.1 million. The Company recorded $3.9 million of income before income taxes for the nine months ended September 30, 2021 attributable to Distrupol.

4. Goodwill and intangibles, net
Goodwill
The following is a summary of the activity in goodwill by segment:

(in millions)	USA	EMEA	Canada	LATAM	Total
Balance as of December 31, 2021	$1,812.6	$7.4	$431.4	$59.0	$2,310.4
Acquisitions	—	5.6	—	—	5.6
Purchase price adjustments	—	—	—	(0.8)	(0.8)
Foreign currency translation	—	(1.5)	(37.2)	0.9	(37.8)
Balance as of September 30, 2022	$1,812.6	$11.5	$394.2	$59.1	$2,277.4

Intangible assets, net

	September 30, 2022			December 31, 2021
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$919.9	$(745.8)	$174.1	$940.1	$(732.8)	$207.3
Other	165.2	(162.3)	2.9	168.9	(164.5)	4.4
Total intangible assets	$1,085.1	$(908.1)	$177.0	$1,109.0	$(897.3)	$211.7
Other intangible assets consist of intellectual property trademarks, trade names, producer relationships and contracts, non-compete agreements and exclusive distribution rights.
The estimated annual amortization expense in each of the next five years is as follows:

(in millions)
2022	$47.5
2023	42.1
2024	32.2
2025	28.9
2026	24.1

5. Revenue
The Company disaggregates revenues from contracts with customers by both geographic reportable segments and revenue contract types. Geographic reportable segmentation is pertinent to understanding the Company's revenues, as it aligns with how the Company reviews the financial performance of its operations. Revenue contract types are differentiated by the type of good or service the Company offers customers, since the contractual terms necessary for revenue recognition are unique to each of the identified revenue contract types.
The following tables disaggregate external customer net sales by major stream:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
USA
Chemical distribution	$1,945.2	$1,548.5	$5,622.5	$4,199.4
Services	76.0	68.3	212.1	210.6
Total external customer net sales	$2,021.2	$1,616.8	$5,834.6	$4,410.0
EMEA
Chemical distribution	$486.5	$480.2	$1,595.8	$1,489.9
Services	—	0.1	0.1	0.3
Total external customer net sales	$486.5	$480.3	$1,595.9	$1,490.2
Canada
Chemical distribution	$273.9	$222.1	$865.5	$674.7
Services	—	1.2	—	9.9
Total external customer net sales	$273.9	$223.3	$865.5	$684.6
LATAM
Chemical distribution	$196.1	$163.4	$573.6	$444.2
Services	5.8	4.1	13.1	8.4
Total external customer net sales	$201.9	$167.5	$586.7	$452.6
Consolidated
Chemical distribution	$2,901.7	$2,414.2	$8,657.4	$6,808.2
Services	81.8	73.7	225.3	229.2
Total external customer net sales	$2,983.5	$2,487.9	$8,882.7	$7,037.4
Deferred revenue
Deferred revenues are recognized as contract liabilities when customers provide the Company with consideration prior to the Company satisfying its performance obligations and are recognized in revenue when the performance obligations are met. Deferred revenues relate to revenues that are expected to be recognized within one year and are recorded within the other accrued expenses line item of the condensed consolidated balance sheets. Deferred revenues as of September 30, 2022 and December 31, 2021 were $6.8 million and $17.6 million, respectively.
Revenue recognized through the nine months ended September 30, 2022 and 2021 from amounts included in contract liabilities at the beginning of the period were $16.6 million and $4.7 million, respectively.

6. Supplemental financial information
Other operating expenses, net
Other operating expenses, net consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Acquisition and integration related expenses	$1.5	$12.0	$1.5	$44.8
Stock-based compensation expense	5.2	6.8	26.9	16.0
Employee severance costs	—	1.8	—	6.7
Multi-employer pension plan exit liability	—	—	—	31.2
Gain on sale of property, plant and equipment	(0.1)	(3.2)	(2.3)	(6.3)
Other	(0.9)	0.3	0.6	(0.6)
Total other operating expenses, net	$5.7	$17.7	$26.7	$91.8
Other income, net
Other income, net consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Foreign currency loss, net	$(2.4)	$(1.4)	$(6.3)	$(6.8)
Undesignated foreign currency derivative instruments	(2.8)	(1.0)	(0.9)	(2.8)
Undesignated interest rate swap contracts	1.5	(0.1)	5.2	0.2
Undesignated cross currency swap contracts	2.2	0.5	5.1	1.2
Non-operating retirement benefits	2.7	3.8	8.2	14.5
Debt refinancing costs	—	(0.1)	—	(7.0)
Fair value adjustment for warrants	—	—	—	33.8
Other	(0.6)	(0.6)	(0.3)	—
Total other income, net	$0.6	$1.1	$11.0	$33.1
Cash and cash equivalents
Certain of the Company’s subsidiaries participate in a multi-currency, notional cash pooling arrangement with a third-party bank provider to manage global liquidity requirements (the “Notional Cash Pool”). Under the Notional Cash Pool, cash deposited by participating subsidiaries is pledged as security against the overdraft balances of other participating subsidiaries, providing legal rights of offset. As a result, the balances are presented on a net basis within cash and cash equivalents in the condensed consolidated balance sheets. As of September 30, 2022, the net cash position of the Notional Cash Pool was $25.8 million, which consisted of a gross cash balance of $60.8 million less a bank overdraft balance of $35.0 million. As of December 31, 2021, the net cash position of the Notional Cash Pool was $43.2 million, which consisted of a gross cash balance of $146.0 million less a bank overdraft balance of $102.8 million.
Allowance for doubtful accounts
The allowance for doubtful accounts reflects the Company’s current estimate of credit losses expected to be incurred over the life of the trade accounts receivable. Collectability of the trade accounts receivable balance is assessed on an ongoing basis and determined based on the delinquency of customer accounts, the financial condition of individual customers, past collections experience and future economic expectations. The change in the allowance for doubtful accounts was as follows:

(in millions)
Balance as of December 31, 2021	$15.8
Provision for credit losses	3.6
Write-offs	(6.8)
Foreign exchange	(0.6)
Balance as of September 30, 2022	$12.0

Property, plant and equipment, net

(in millions)	September 30, 2022	December 31, 2021
Property, plant and equipment, at cost	$2,252.7	$2,238.8
Less: accumulated depreciation	(1,236.4)	(1,207.8)
Property, plant and equipment, net	$1,016.3	$1,031.0
7. Employee benefit plans
The following table summarizes the components of net periodic benefit (income) cost recognized in the condensed consolidated statements of operations related to defined benefit plans:

	Domestic				Foreign
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Service cost (1)	$—	$—	$—	$—	$0.3	$0.4	$1.0	$1.3
Interest cost (2)	5.2	4.9	15.5	14.5	2.7	2.5	8.3	7.5
Expected return on plan assets (2)	(7.6)	(7.3)	(22.8)	(21.9)	(2.8)	(3.8)	(8.6)	(11.4)
Prior service credit (2)	—	—	—	—	(0.2)	(0.1)	(0.6)	(3.2)
Net periodic benefit (income) cost	$(2.4)	$(2.4)	$(7.3)	$(7.4)	$—	$(1.0)	$0.1	$(5.8)
(1)Service cost is included in warehousing, selling and administrative expenses.
(2)These amounts are included in other income, net and represent non-operating retirement benefits.
Multi-employer pension plan withdrawal liability
As of December 31, 2021, the Company recognized its best estimate of a withdrawal liability of $31.2 million related to triggering events at all eight sites of the Central States, Southeast and Southwest Areas Pension Plan (“Central States Pension Fund”), culminating in the Company ceasing to participate in the Central States Pension Fund. Upon an agreed final funding assessment with the Central States Pension Fund, the Company will recognize any differences between the estimated and actual withdrawal liability. As of September 30, 2022, this balance is unchanged.
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
8. Income taxes
The income tax expense and effective income tax rate for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Income tax expense	$52.6	$37.7	$175.9	$82.3
Effective income tax rate	28.8%	30.9%	27.1%	21.3%
The Company’s 2022 effective income tax rate was higher than the US federal statutory rate of 21.0%, primarily due to higher rates on foreign earnings, US tax on foreign earnings, US state income taxes and non-deductible employee costs.
On August 16, 2022, the Inflation Reduction Act ("IRA") was enacted into US law. Effective for tax years beginning after December 31, 2022, the IRA imposes a 15% corporate minimum tax, a 1% excise tax on share repurchases, and creates and extends certain tax-related energy incentives. Management does not expect the tax-related provisions of the IRA to have a material impact on its consolidated financial statements.

9. Earnings per share
The following table presents the basic and diluted earnings per share computations:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2022	2021	2022	2021
Net income	$130.0	$84.4	$473.7	$303.8

Weighted average common shares outstanding
Basic	165.9	170.9	167.9	170.1
Effect of dilutive securities: stock compensation plans	1.3	1.0	1.6	0.8
Diluted	167.2	171.9	169.5	170.9

Income per common share
Basic	$0.78	$0.49	$2.82	$1.79
Diluted	$0.78	$0.49	$2.79	$1.78
The common shares that were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Stock options	1.1	1.9	0.6	2.3

10. Accumulated other comprehensive income (loss)
The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax:

(in millions)	Cash flow hedges	Defined benefit pension	Currency translation	Total AOCI
Balance as of June 30, 2022	$44.9	$16.4	$(406.7)	$(345.4)
Other comprehensive income (loss) before reclassifications	52.1	—	(79.9)	(27.8)
Amounts reclassified from accumulated other comprehensive loss	(22.0)	(0.2)	—	(22.2)
Net current period other comprehensive income (loss)	30.1	(0.2)	(79.9)	(50.0)
Balance as of September 30, 2022	$75.0	$16.2	$(486.6)	$(395.4)

Balance as of June 30, 2021	$(24.6)	$16.6	$(334.7)	$(342.7)
Other comprehensive income (loss) before reclassifications	7.2	—	(29.2)	(22.0)
Amounts reclassified from accumulated other comprehensive loss	(3.5)	(0.1)	—	(3.6)
Net current period other comprehensive income (loss)	3.7	(0.1)	(29.2)	(25.6)
Balance as of September 30, 2021	$(20.9)	$16.5	$(363.9)	$(368.3)

Balance as of December 31, 2021	$(10.8)	$16.7	$(368.6)	$(362.7)
Other comprehensive income (loss) before reclassifications	129.1	—	(118.0)	11.1
Amounts reclassified from accumulated other comprehensive loss	(43.3)	(0.5)	—	(43.8)
Net current period other comprehensive income (loss)	85.8	(0.5)	(118.0)	(32.7)
Balance as of September 30, 2022	$75.0	$16.2	$(486.6)	$(395.4)

Balance as of December 31, 2020	$(32.7)	$19.2	$(373.6)	$(387.1)
Other comprehensive income (loss) before reclassifications	17.4	—	(8.4)	9.0
Amounts reclassified from accumulated other comprehensive loss	(5.6)	(2.7)	—	(8.3)
Amounts reclassified related to dispositions	—	—	18.1	18.1
Net current period other comprehensive income (loss)	11.8	(2.7)	9.7	18.8
Balance as of September 30, 2021	$(20.9)	$16.5	$(363.9)	$(368.3)

The following is a summary of the amounts reclassified from accumulated other comprehensive income (loss) to net income:

	Statement of Operations Classification	Three months ended September 30,		Nine months ended September 30,
(in millions)		2022 (1)	2021 (1)	2022 (1)	2021 (1)
Amortization of defined benefit pension items:
Prior service credit	Other income, net	$(0.2)	$(0.1)	$(0.6)	$(3.2)
Tax expense	Income tax expense	—	—	0.1	0.5
Net of tax		(0.2)	(0.1)	(0.5)	(2.7)
Cash flow hedges:
Interest rate swap contracts	Interest expense	(0.7)	4.4	3.2	13.5
Cross currency swap contracts	Interest expense and other income, net	(28.8)	(9.3)	(61.4)	(21.2)
Tax expense	Income tax expense	7.5	1.4	14.9	2.1
Net of tax		(22.0)	(3.5)	(43.3)	(5.6)
Total reclassifications for the period, net of tax		$(22.2)	$(3.6)	$(43.8)	$(8.3)

(1)Amounts in parentheses represent income in the condensed consolidated statements of operations.

11. Debt
Short-term financing
The Company had no outstanding balance in short-term financing facilities as of September 30, 2022 and December 31, 2021.
The Company had $125.5 million and $141.9 million of outstanding letters of credits as of September 30, 2022 and December 31, 2021, respectively.
Long-term debt
Long-term debt consisted of the following:

(in millions)	September 30, 2022	December 31, 2021
Senior Term Loan Facilities:
Term B-5 Loan due 2026, variable interest rate of 5.12% and 2.10% at September 30, 2022 and December 31, 2021, respectively	$389.0	$392.0
Term B-6 Loan due 2028, variable interest rate of 4.87% and 2.10% at September 30, 2022 and December 31, 2021, respectively	987.5	995.0
Asset Backed Loan (“ABL”) Facilities:
North American ABL Facility due 2024, variable interest rate of 4.44% and 1.43% at September 30, 2022 and December 31, 2021, respectively	592.0	297.9
Senior Unsecured Notes:
Senior Unsecured Notes due 2027, fixed interest rate of 5.13% at September 30, 2022 and December 31, 2021	454.0	500.0
Finance lease obligations	100.5	101.9
Total long-term debt before unamortized debt issuance costs and discount	2,523.0	2,286.8
Less: unamortized debt issuance costs and discount on debt	(18.5)	(21.8)
Total long-term debt	2,504.5	2,265.0
Less: current maturities	(38.5)	(41.5)
Total long-term debt, excluding current maturities	$2,466.0	$2,223.5
The weighted average interest rate on long-term debt, including the effect of designated and undesignated derivative instruments (refer to “Note 13: Derivatives” for more information), was 3.92% and 3.25% as of September 30, 2022 and December 31, 2021, respectively.
Senior Unsecured Notes
During the second quarter of 2022, the Company repaid $46.0 million of its Senior Unsecured Notes due 2027, resulting in a gain on extinguishment of debt of $1.5 million, which is included in other income, net in the condensed consolidated statements of operations.
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
As a result of the issuance of the Term B-6 Loan and the Sixth Amendment, and the repayment of the Term B-3 Loan, the Company recognized a loss on extinguishment of debt of $2.0 million and debt refinancing costs of $6.9 million during the second quarter of 2021, both of which are included in other income, net in the condensed consolidated statements of operations.
Other Information

	September 30, 2022		December 31, 2021
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Fair value of debt	$2,504.5	$2,462.1	$2,265.0	$2,307.8
The fair values of debt were based on current market quotes for similar borrowings and credit risk adjusted for liquidity, margins and amortization, as necessary, and are classified as Level 2 in the fair value hierarchy.

12. Equity and stock-based compensation
Share repurchase program
In November 2021, the Company announced that the Board of Directors had approved a share repurchase program of up to $500.0 million of its outstanding common stock, which expires on October 27, 2026. The program does not require the repurchase of any minimum number of shares and can be suspended, modified or discontinued at any time at the Company’s discretion. Under the share repurchase program, the Company may purchase shares from time-to-time at the discretion of management through open market purchases, privately negotiated transactions, block trades, accelerated or other structured share repurchase programs, or other means.
The Company repurchased 7,503,828 shares for $204.9 million during the nine months ended September 30, 2022, which includes the repurchase of 4,016,343 shares of its common stock for $100.3 million during the three months ended September 30, 2022. The Company’s remaining stock repurchase authorization under this program was approximately $245.1 million as of September 30, 2022.
Stock-based compensation
The Company grants stock-based compensation to employees and non-employee directors under the Univar Solutions Inc. 2020 Omnibus Incentive Plan. Most of the Company’s stock-based compensation awards to employees are granted in the first quarter of each year.
During the nine months ended September 30, 2022, the Company granted the following stock-based awards to employees:
•785,137 of restricted stock units (“RSUs”) with a weighted-average fair value of $28.38 per share;
•243,750 of performance-based restricted stock units ("PRSUs") with a weighted-average fair value of $27.94 per share; and
•20,304 of restricted stock awards (“RSAs”) with a weighted-average fair value of $30.05 per share.
As of September 30, 2022, the Company has unrecognized stock-based compensation expense related to non-vested RSUs of $17.4 million, which will be recognized over a weighted-average period of 1.1 years, and non-vested PRSUs of $9.3 million, which will be recognized over a weighted-average period of 1.5 years.
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
Cross currency swap contracts
Cross currency swap contracts are used to effectively convert the Term B-5 Loan’s principal amount of floating rate US dollar-denominated debt, including interest payments, to fixed-rate Euro-denominated debt. The cross currency swap contracts mature in November 2024 and approximately 95% of the contracts are designated as a cash flow hedge.
The Company also uses undesignated cross currency swap contracts to manage interest rate variability and mitigate foreign exchange exposure.

Notional amounts and fair value of derivative instruments
The following table presents the notional amounts of the Company’s outstanding derivative instruments by type:

(in millions)	September 30, 2022	December 31, 2021
Designated Derivatives:
Interest rate swap contracts	$650.0	$650.0
Cross currency swap contracts	381.0	381.0
Undesignated Derivatives:
Interest rate swap contracts	$100.0	$100.0
Foreign currency derivatives	195.2	179.0
Cross currency swap contracts	19.0	19.0
The following table presents the pre-tax gains (losses) recognized in accumulated other comprehensive loss related to designated derivative instruments:

	Amount of gain (loss) recognized in accumulated other comprehensive loss
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$26.3	$0.3	$71.9	$(0.7)
Cross currency swap contracts	43.7	10.1	101.7	24.7
The following are the pre-tax effects of designated derivative instruments on the condensed consolidated statements of operations:

	Statement of Operations Classification	Amount of gain (loss) reclassified from accumulated other comprehensive loss into income				Amount of gain to be reclassified to consolidated statement of operations within the next 12 months
		Three months ended September 30,		Nine months ended September 30,
(in millions)		2022	2021	2022	2021
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	Interest expense	$0.7	$(4.4)	$(3.2)	$(13.5)	$16.2
Cross currency swap contracts	Interest expense	2.8	0.3	4.5	0.9	18.0
Cross currency swap contracts	Other income, net	26.0	9.0	56.9	20.3	—
Refer to “Note 6: Supplemental financial information” for the gains and losses related to derivatives not designated as hedging instruments.

The following table presents the Company’s gross assets and liabilities measured on a recurring basis and classified as Level 2 within the fair value hierarchy:

	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Classification	September 30, 2022	December 31, 2021	Balance Sheet Classification	September 30, 2022	December 31, 2021
Designated Derivatives:
Cross currency swap contracts	Prepaid expenses and other current assets	$18.0	$2.8	Other accrued expenses	$—	$—
Cross currency swap contracts	Other assets	63.3	—	Other long-term liabilities	—	12.7
Interest rate swap contracts	Prepaid expenses and other current assets	16.2	—	Other accrued expenses	—	8.1
Interest rate swap contracts	Other assets	43.0	—	Other long-term liabilities	—	7.8
Total designated derivatives		$140.5	$2.8		$—	$28.6

Undesignated Derivatives:
Foreign currency contracts	Prepaid expenses and other current assets	$—	$1.8	Other accrued expenses	$2.4	$0.8
Cross currency swap contracts	Prepaid expenses and other current assets	0.9	0.1	Other accrued expenses	—	—
Cross currency swap contracts	Other assets	3.2	—	Other long-term liabilities	—	0.6
Interest rate swap contracts	Prepaid expenses and other current assets	2.2	—	Other accrued expenses	—	1.7
Interest rate swap contracts	Other assets	1.0	—	Other long-term liabilities	—	1.1
Total undesignated derivatives		$7.3	$1.9		$2.4	$4.2

Total derivatives		$147.8	$4.7		$2.4	$32.8
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
Asbestos Claims
The Company is subject to liabilities from claims alleging personal injury from exposure to asbestos. The claims result primarily from an indemnification obligation related to Univar Solutions USA Inc.’s (“Univar”) 1986 purchase of McKesson Chemical Company from McKesson Corporation (“McKesson”). Once certain conditions have been met, Univar will have the ability to pursue insurance coverage, if any, that may be available under McKesson's historical insurance coverage to offset the impact of any fees, settlements, or judgments that Univar is obligated to pay because of its obligation to defend and indemnify McKesson. As of September 30, 2022, there were approximately 218 asbestos-related cases for which Univar has the obligation to defend and indemnify; however, this number tends to fluctuate up and down over time. Historically, the vast majority of these asbestos cases have been dismissed without payment or with a nominal payment. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of these matters will have a material effect on its overall financial position, results of operations, or cash flows.
Unclaimed Property Audit
The Company and its subsidiaries were the subject of an unclaimed property audit request issued by the State of Delaware in 2015. On June 29, 2022, the State of Delaware notified the Company that it was closing its examination with a $0 finding. On September 13, 2022, the parties executed a confidential settlement agreement and release.
Canada Revenue Agency
In October 2022, the Company received notice from the Canada Revenue Agency ("CRA") proposing that certain historical financing transactions between one of the Company's Canadian subsidiaries (Univar Canada Ltd.) and one of the Company's US subsidiaries (Univar Holdco Canada LLC) should be recharacterized as equity and not debt for the 2015 and 2016 tax years. The CRA has proposed that certain deductions claimed by the Canadian entity should be denied, resulting in additional tax due, as well as penalties and interest on the unpaid tax. The proposed assessment against the Company, inclusive of interest and penalties of Canadian Dollar ("C$") 21.4 million, totals C$50.4 million.
It is possible that the CRA might take a similar position in relation to two additional tax years (2017 and 2018), but the Company has not received a proposal in relation to those years. The transactions that are being challenged by the CRA for 2015 and 2016 do not apply in periods after 2018.
The Company believes that the tax position previously taken was proper and it will defend itself as appropriate. The Company has not recorded any liabilities in its consolidated financial statements for this matter, as it believes it is more likely than not that the Company's position will be sustained.
Environmental
The Company is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively “environmental remediation work”) and from time to time the Company becomes aware of compliance matters regarding possible or alleged violations of these laws or regulations. For example, over the years, the Company has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act and/or similar state laws that impose liability for costs relating to environmental remediation work at various sites. As a PRP, the Company may be required to pay a share of the costs of investigation and cleanup of certain sites. The Company is currently engaged in environmental remediation work at approximately 125 locations, some that are now or were previously Company-owned/occupied and some that were never Company-owned/occupied (“non-owned sites”).
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

Changes in total environmental liabilities were as follows:

(in millions)
Environmental liabilities as of December 31, 2021	$88.1
Revised obligation estimates	13.7
Environmental payments	(16.9)
Foreign exchange	(0.8)
Environmental liabilities as of September 30, 2022	$84.1

(in millions)	Balance Sheet Classification	September 30, 2022	December 31, 2021
Current environmental liabilities	Other accrued expenses	$31.6	$39.3
Long-term environmental liabilities	Other long-term liabilities	52.5	48.8

15. Leasing
The Company leases certain warehouses and distribution centers, office space, transportation equipment and other machinery and equipment.

(in millions)	Balance Sheet Classification	September 30, 2022	December 31, 2021
Assets
Operating lease assets	Other assets	$161.3	$164.3
Finance lease assets	Property, plant and equipment, net (1)	103.1	102.1
Total lease assets		$264.4	$266.4
Liabilities
Current liabilities:
Current portion of operating lease liabilities	Other accrued expenses	$42.2	$45.7
Current portion of finance lease liabilities	Current portion of long-term debt	24.5	27.5
Noncurrent liabilities:
Operating lease liabilities	Other long-term liabilities	125.0	125.5
Finance lease liabilities	Long-term debt	76.0	74.4
Total lease liabilities		$267.7	$273.1
(1)Finance lease right-of-use assets are recorded net of accumulated depreciation of $72.4 million and $75.8 million as of September 30, 2022 and December 31, 2021, respectively.

Lease cost

(in millions)	Three months ended September 30, 2022			Three months ended September 30, 2021
Statement of Operations Classification	Operating Leases	Finance Leases	Total	Operating Leases	Finance Leases	Total
Cost of goods sold (exclusive of depreciation)	$5.8	$—	$5.8	$6.1	$—	$6.1
Outbound freight and handling	1.6	—	1.6	1.2	—	1.2
Warehousing, selling and administrative	6.7	—	6.7	6.8	—	6.8
Depreciation	—	6.7	6.7	—	6.3	6.3
Interest expense	—	0.9	0.9	—	0.9	0.9
Total gross lease component costs	$14.1	$7.6	21.7	$14.1	$7.2	21.3
Variable lease costs			0.3			0.4
Short-term lease costs			1.8			2.0
Total gross lease costs			23.8			23.7
Less: sublease income			0.2			0.5
Total net lease costs			$23.6			$23.2

(in millions)	Nine months ended September 30, 2022			Nine months ended September 30, 2021
Statement of Operations Classification	Operating Leases	Finance Leases	Total	Operating Leases	Finance Leases	Total
Cost of goods sold (exclusive of depreciation)	$17.0	$—	$17.0	$17.2	$—	$17.2
Outbound freight and handling	4.9	—	4.9	5.0	—	5.0
Warehousing, selling and administrative	20.2	—	20.2	21.4	—	21.4
Depreciation	—	20.3	20.3	—	19.7	19.7
Interest expense	—	2.7	2.7	—	2.8	2.8
Total gross lease component costs	$42.1	$23.0	65.1	$43.6	$22.5	66.1
Variable lease costs			1.0			1.3
Short-term lease costs			5.6			5.3
Total gross lease costs			71.7			72.7
Less: sublease income			0.6			1.6
Total net lease costs			$71.1			$71.1

Maturity of lease liabilities

(in millions)	Operating Leases	Finance Leases	Total
Remainder of 2022	$14.1	$7.7	$21.8
2023	43.6	26.2	69.8
2024	29.9	22.9	52.8
2025	21.2	21.0	42.2
2026	17.7	18.1	35.8
2027 and after	73.3	13.9	87.2
Total lease payments	199.8	109.8	309.6
Less: interest	32.6	9.3	41.9
Present value of lease liabilities	$167.2	$100.5	$267.7

Lease term and discount rate

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	7.6	6.7
Finance leases	6.3	6.5
Weighted-average discount rate
Operating leases	4.01%	3.99%
Finance leases	3.98%	3.59%
Other information

	Nine months ended September 30,
(in millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$43.3	$42.1
Operating cash flows from finance leases	2.7	2.7
Financing cash flows from finance leases	22.6	20.4

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

Financial information for the Company’s reportable segments was as follows:

(in millions)	USA	EMEA	Canada	LATAM	Other/ Eliminations(1)	Consolidated
Net Sales
Three months ended September 30, 2022
External customers	$2,021.2	$486.5	$273.9	$201.9	$—	$2,983.5
Inter-segment	28.2	4.8	3.2	0.1	(36.3)	—
Net Sales	$2,049.4	$491.3	$277.1	$202.0	$(36.3)	$2,983.5

Three months ended September 30, 2021
External customers	$1,616.8	$480.3	$223.3	$167.5	$—	$2,487.9
Inter-segment	28.9	0.9	0.6	0.7	(31.1)	—
Net Sales	$1,645.7	$481.2	$223.9	$168.2	$(31.1)	$2,487.9

Nine months ended September 30, 2022
External customers	$5,834.6	$1,595.9	$865.5	$586.7	$—	$8,882.7
Inter-segment	100.5	8.5	7.5	0.2	(116.7)	—
Net Sales	$5,935.1	$1,604.4	$873.0	$586.9	$(116.7)	$8,882.7

Nine months ended September 30, 2021
External customers	$4,410.0	$1,490.2	$684.6	$452.6	$—	$7,037.4
Inter-segment	65.8	3.6	2.6	0.7	(72.7)	—
Net Sales	$4,475.8	$1,493.8	$687.2	$453.3	$(72.7)	$7,037.4
(1)Other/Eliminations represents the elimination of intersegment transactions.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Adjusted EBITDA
USA	$182.5	$140.2	$590.3	$367.6
EMEA	35.0	34.4	149.2	132.8
Canada	27.9	24.0	96.6	75.3
LATAM	17.3	15.7	49.7	44.6
Other/Eliminations (1)	(3.1)	(3.4)	(15.3)	(29.7)
Consolidated	$259.6	$210.9	$870.5	$590.6
(1)Other/Eliminations represents unallocated corporate costs consisting of items specifically related to parent company operations that do not directly benefit segments, either individually or collectively.

The following is a reconciliation of net income to Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Net income	$130.0	$84.4	$473.7	$303.8
Depreciation	32.8	36.7	97.9	117.8
Amortization	12.0	12.4	35.8	38.7
Interest expense, net	26.8	22.2	71.2	74.5
Income tax expense	52.6	37.7	175.9	82.3
EBITDA	254.2	193.4	854.5	617.1
Other operating expenses, net	5.7	17.7	26.7	91.8
Other income, net	(0.6)	(1.1)	(11.0)	(33.1)
Impairment charges	0.3	0.9	0.3	3.0
Gain on sale of business	—	—	—	(88.2)
Adjusted EBITDA	$259.6	$210.9	$870.5	$590.6

17. Subsequent events
Second Amended and Restated ABL Credit Agreement (“New Senior ABL Facility”)
On October 27, 2022, the Company and certain of its U.S., Canadian and European subsidiaries entered into the New Senior ABL Facility pursuant to which Bank of America, N.A. and the other lenders party thereto agreed to provide for a five year senior secured ABL credit facility in an aggregate principal amount of $1.6 billion and a five year senior secured term loan facility in an aggregate principal amount of $200 million. The New Senior ABL Facility amends and restates in full the amended and restated ABL facility entered into by the Company on February 28, 2019. The maximum amount available to be borrowed under the New Senior ABL Facility will be determined by a borrowing base consisting of eligible inventory, eligible accounts receivable and cash of the Company and certain of its subsidiaries.
The New Senior ABL Facility is secured by (i) a first priority lien on the loan parties' accounts receivable, inventory and cash and (ii) a second priority lien on (A) substantially all other assets of the U.S. loan parties and (B) other assets of certain European loan parties in each case subject to various limitations and exceptions.
In connection with the entry into the New Senior ABL Facility, the Company terminated its existing European ABL Credit Agreement and the €200 million Euro ABL Facility thereunder.
Share repurchase program
On November 1, 2022, the Company announced that its Board of Directors had approved an increase in the amount of authorized purchases under its existing share repurchase program by $1 billion. As part of the share repurchase program, the Company also entered into an accelerated share repurchase agreement (“ASR”) with Goldman Sachs & Co. LLC (“Goldman”) on November 1, 2022 to repurchase $200 million of its common stock. Goldman is expected to make an initial delivery of approximately 5.8 million shares of the Company's common stock on November 3, 2022, which represents 75% of the notional value of the ASR divided by the closing price of the Company's common stock on November 1, 2022.
At settlement of the ASR, Goldman may be required to deliver additional shares of the Company's common stock to the Company or, under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make a cash payment to Goldman. The final number of shares to be repurchased under the ASR will be based on the daily volume-weighted average prices for Rule 10b-18 eligible transactions in the Company's common stock during the term of the ASR, less a discount and subject to adjustment pursuant to the terms of the ASR. The final settlement of the ASR is expected to occur prior to the end of the first quarter of 2023 and may be accelerated at the option of Goldman.

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
On December 1, 2021, we acquired Sweetmix Distribuidora de Materias Primas Industriais Ltda ("Sweetmix"), a food ingredients and coatings, adhesives, sealants and elastomers (“CASE”) specialty chemical distribution company in Brazil.
On July 29, 2022, we acquired Vicom Distribución Productos Quimicos, S.L., a leading regional specialty chemicals distributor in Spain and Portugal.
Constant Currency
We believe providing information on a non-GAAP constant currency basis offers valuable supplemental information regarding our results of operations, consistent with how we evaluate our performance. Currency impacts on consolidated and segment results have been derived by translating current period financial results in local currency using the average exchange rate for the prior period to which the financial information is being compared.
Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act ("IRA") was enacted into US law. Effective for tax years beginning after December 31, 2022, the IRA imposes a 15% corporate minimum tax, a 1% excise tax on share repurchases, and creates and extends certain tax-related energy incentives. Management does not expect the tax-related provisions of the IRA to have a material impact on its consolidated financial statements.
Market Conditions
We sell commodity and specialty chemicals and ingredients that are used in manufacturing processes and as components in other products. Our sales are correlated with and affected by seasonal fluctuations and cycles in the levels of industrial production, manufacturing output and general economic activity. The current business environment in the markets in which we operate consists of complex dynamics. A combination of factors has impacted and disrupted global trade flows, which has resulted in differing pricing conditions, in different end-markets, in different geographies. The duration of these dislocated and imbalanced conditions is unknown.
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
A summary of our sales channel and underlying end market performance as of September 30, 2022, with corresponding impacts from the current environment are as follows (percentages represent 2022 third quarter Consolidated Net Sales):
Chemicals and Services (67%) - Within our Chemicals and Services channel, we are seeing resilient growth in inorganic chemistries as well as our Energy and Mining markets. We continue to focus our efforts on expanding our role in Municipal and Industrial Water treatment, with a wide array of chemistries and services designed to ensure sustainably clean water for modern life. We are also seeing growth in our Services channel due in part to increased automotive manufacturing as the microchip shortage begins to abate. In our core chemical distribution, we are seeing strong share gain in the US as we leverage our scale and provide customers with security of supply. In Industrial, our integrated supply chain has enabled us to expand our customer base and better service existing business. We are also capitalizing on our ability to reduce our carbon footprint as well as the carbon footprint of our customers and suppliers.
Ingredients and Specialties (33%) - Our Ingredients and Specialties channel continues to see growth from our numerous exclusive supplier authorizations and pricing discipline despite growing concerns of a recession in the US and the ongoing conflict in Ukraine. Some product shortages have begun to abate; however, for some select geographies and chemistries, we are still seeing challenges in meeting all of the demand in the market. We saw growth in Pharma, as we focus on formulations that have high-quality ingredients for our customers and the medicines we require to stay healthy. In Food and Personal Care, we grew despite dampening sentiment, as new supplier partnerships and a focused technical sales force are driving value for our customers and suppliers. In Household and Industrial Cleaning, we saw strong growth in Canada and Latin America as our supplier partnerships have helped us expand our market presence. In Lubricants and Metalworking Fluids, we saw sustained growth due to improving demand within both automotive and heavy-duty equipment along with solvent pricing discipline.

Results of Operations
The following tables set forth, for the periods indicated, certain statements of operations data:

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
(in millions)	2022	2021		2022	2021
Net sales	$2,983.5	$2,487.9	19.9%	$8,882.7	$7,037.4	26.2%
Cost of goods sold (exclusive of depreciation)	2,277.4	1,871.5	21.7%	6,711.1	5,276.1	27.2%
Operating expenses:
Outbound freight and handling	121.7	105.8	15.0%	363.3	295.0	23.2%
Warehousing, selling and administrative	324.8	299.7	8.4%	937.8	875.7	7.1%
Other operating expenses, net	5.7	17.7	(67.8)%	26.7	91.8	(70.9)%
Depreciation	32.8	36.7	(10.6)%	97.9	117.8	(16.9)%
Amortization	12.0	12.4	(3.2)%	35.8	38.7	(7.5)%
Impairment charges	0.3	0.9	(66.7)%	0.3	3.0	(90.0)%
Total operating expenses	497.3	473.2	5.1%	1,461.8	1,422.0	2.8%
Operating income	208.8	143.2	45.8%	709.8	339.3	109.2%
Other (expense) income:
Interest income	0.8	1.5	(46.7)%	2.9	2.6	11.5%
Interest expense	(27.6)	(23.7)	16.5%	(74.1)	(77.1)	(3.9)%
Gain on sale of business	—	—	N/A	—	88.2	(100.0)%
Other income, net	0.6	1.1	(45.5)%	11.0	33.1	(66.8)%
Total other (expense) income	(26.2)	(21.1)	24.2%	(60.2)	46.8	N/M
Income before income taxes	182.6	122.1	49.5%	649.6	386.1	68.2%
Income tax expense	52.6	37.7	39.5%	175.9	82.3	113.7%
Net income	$130.0	$84.4	54.0%	$473.7	$303.8	55.9%
Net sales
Net sales increased $495.6 million, or 19.9%, and $1,845.3 million, or 26.2%, for the three and nine months ended September 30, 2022, respectively. On a constant currency basis, net sales increased $619.6 million, or 24.9%, and $2,130.9 million, or 30.3%, for the three and nine months ended September 30, 2022, respectively. The increase was primarily due to our pricing discipline in inflationary markets and market share gains. Refer to the “Analysis of Segment Results” for the three and nine months ended September 30, 2022 for additional information.
Gross profit (exclusive of depreciation)
Gross profit (exclusive of depreciation) increased $89.7 million, or 14.6%, and $410.3 million, or 23.3%, for the three and nine months ended September 30, 2022, respectively. On a constant currency basis, gross profit (exclusive of depreciation) increased $116.5 million, or 18.9%, and $474.9 million, or 27.0%, for the three and nine months ended September 30, 2022, respectively. The increase in gross profit (exclusive of depreciation) was primarily attributable to our pricing discipline in inflationary markets, operational execution and market share gains, partially offset by higher input cost inflation. Refer to the “Analysis of Segment Results” for the three and nine months ended September 30, 2022 and “Non-GAAP Financial Measures” for additional information.
Operating expenses
Outbound freight and handling
Outbound freight and handling expenses increased $15.9 million, or 15.0%, and $68.3 million, or 23.2%, for the three and nine months ended September 30, 2022, respectively. On a constant currency basis, outbound freight and handling expenses increased $19.2 million, or 18.1%, and $75.8 million, or 25.7%, for the three and nine months ended September 30, 2022. Refer to the “Analysis of Segment Results” for the three and nine months ended September 30, 2022 for additional information.

Warehousing, selling and administrative
Warehousing, selling and administrative expenses (“WS&A”) increased $25.1 million, or 8.4%, and $62.1 million, or 7.1%, for the three and nine months ended September 30, 2022, respectively. On a constant currency basis, WS&A increased $38.0 million, or 12.7%, and $90.7 million, or 10.4%, for the three and nine months ended September 30, 2022, respectively, primarily attributable to higher operating costs and variable compensation, partially offset by higher environmental remediation costs in the prior year. Additionally, the nine months ended September 30, 2022 was further offset by net synergies and an environmental recovery. Refer to the “Analysis of Segment Results” for the three and nine months ended September 30, 2022 for additional information.
Other operating expenses, net
Other operating expenses, net decreased $12.0 million for the three months ended September 30, 2022 and $65.1 million for the nine months ended September 30, 2022. Refer to “Note 6: Supplemental financial information” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Depreciation and Amortization
Depreciation expense decreased $3.9 million, or 10.6%, and $19.9 million, or 16.9%, for the three and nine months ended September 30, 2022, respectively, primarily due to certain assets reaching the end of their depreciable lives. On a constant currency basis, depreciation expense decreased $2.9 million, or 7.9%, and $17.6 million, or 14.9%, for the three and nine months ended September 30, 2022, respectively, due to certain assets reaching the end of their depreciable lives.
Amortization expense decreased $0.4 million, or 3.2%, and $2.9 million, or 7.5%, for the three and nine months ended September 30, 2022, respectively, primarily due to certain intangibles reaching the end of their amortizable lives.
Interest expense
Interest expense increased $3.9 million, or 16.5%, for the three months ended September 30, 2022 mainly due to higher interest rates on floating debt, and decreased $3.0 million, or 3.9%, for the nine months ended September 30, 2022, primarily due to lower average outstanding borrowings partially offset by higher interest rates on floating debt. Refer to “Note 11: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Gain on sale of business
Gain on sale of business was $88.2 million for the nine months ended September 30, 2021, which was primarily due to the sale of our Distrupol business and also included adjustments to the sale price of the Canadian Agriculture services business.
Other income, net
Other income, net decreased $0.5 million, or 45.5%, and $22.1 million, or 66.8%, for the three and nine months ended September 30, 2022, respectively. Refer to “Note 6: Supplemental financial information” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Income tax expense
Income tax expense was $52.6 million and $37.7 million for the three months ended September 30, 2022 and 2021, respectively, resulting in effective income tax rates of 28.8% and 30.9% for the respective periods. Income tax expense was $175.9 million and $82.3 million for the nine months ended September 30, 2022 and 2021, respectively, resulting in effective income tax rates of 27.1% and 21.3% for the respective periods.
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
Analysis of Segment Results
USA

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
(in millions)	2022	2021		2022	2021
Net sales:
External customers	$2,021.2	$1,616.8	25.0%	$5,834.6	$4,410.0	32.3%
Inter-segment	28.2	28.9	(2.4)%	100.5	65.8	52.7%
Total net sales	2,049.4	1,645.7	24.5%	5,935.1	4,475.8	32.6%
Cost of goods sold (exclusive of depreciation)	1,559.3	1,234.8	26.3%	4,476.9	3,357.3	33.3%
Outbound freight and handling	93.6	77.7	20.5%	273.8	209.8	30.5%
Warehousing, selling and administrative	214.0	193.0	10.9%	594.1	541.1	9.8%
Adjusted EBITDA	$182.5	$140.2	30.2%	$590.3	$367.6	60.6%

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
(in millions)	2022	2021		2022	2021
Gross profit (exclusive of depreciation):
Net sales	$2,049.4	$1,645.7	24.5%	$5,935.1	$4,475.8	32.6%
Cost of goods sold (exclusive of depreciation)	1,559.3	1,234.8	26.3%	4,476.9	3,357.3	33.3%
Gross profit (exclusive of depreciation)	$490.1	$410.9	19.3%	$1,458.2	$1,118.5	30.4%
External sales increased $404.4 million, or 25.0%, and $1,424.6 million, or 32.3%, for the three and nine months ended September 30, 2022, respectively, primarily due to our pricing discipline in inflationary markets and market share gains.
Gross profit (exclusive of depreciation) increased $79.2 million, or 19.3%, and $339.7 million, or 30.4%, for the three and nine months ended September 30, 2022, respectively, primarily due to our pricing discipline in inflationary markets, operational execution and market share gains, partially offset by input cost inflation. Gross margin decreased from 25.4% for the three months ended September 30, 2021 to 24.2% for the three months ended September 30, 2022 and decreased from 25.4% for the nine months ended September 30, 2021 to 25.0% for the nine months ended September 30, 2022, with both comparable periods primarily impacted by input cost inflation, partially offset by our pricing discipline in inflationary markets.
Outbound freight and handling expenses increased $15.9 million, or 20.5%, and $64.0 million, or 30.5%, for the three and nine months ended September 30, 2022, respectively, primarily due to higher delivery costs caused by supply chain constraints.
WS&A increased $21.0 million, or 10.9%, and $53.0 million, or 9.8%, for the three and nine months ended September 30, 2022, respectively, primarily due to higher operating costs and variable compensation, partially offset by higher environmental remediation costs in the prior year. Net synergies and an environmental recovery in 2022 also favorably impacted the nine month comparable periods. As a percentage of external sales, WS&A decreased from 11.9% for the three months ended

September 30, 2021 to 10.6% for the three months ended September 30, 2022 and decreased from 12.3% for the nine months ended September 30, 2021 to 10.2% for the nine months ended September 30, 2022 primarily due to the increase in sales.
Adjusted EBITDA increased $42.3 million, or 30.2%, and $222.7 million, or 60.6%, for the three and nine months ended September 30, 2022, respectively, primarily driven by higher gross profit (exclusive of depreciation), partially offset by higher outbound freight and handling expenses as well as higher WS&A. Adjusted EBITDA margin increased from 8.7% in the three months ended September 30, 2021 to 9.0% for the three months ended September 30, 2022 and increased from 8.3% in the nine months ended September 30, 2021 to 10.1% for the nine months ended September 30, 2022, reflecting the business operating leverage for the full nine month period.
EMEA

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
(in millions)	2022	2021		2022	2021
Net sales:
External customers	$486.5	$480.3	1.3%	$1,595.9	$1,490.2	7.1%
Inter-segment	4.8	0.9	433.3%	8.5	3.6	136.1%
Total net sales	491.3	481.2	2.1%	1,604.4	1,493.8	7.4%
Cost of goods sold (exclusive of depreciation)	384.4	368.1	4.4%	1,225.4	1,124.4	9.0%
Outbound freight and handling	15.5	16.3	(4.9)%	50.3	48.3	4.1%
Warehousing, selling and administrative	56.4	62.4	(9.6)%	179.5	188.3	(4.7)%
Adjusted EBITDA	$35.0	$34.4	1.7%	$149.2	$132.8	12.3%

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
(in millions)	2022	2021		2022	2021
Gross profit (exclusive of depreciation):
Net sales	$491.3	$481.2	2.1%	$1,604.4	$1,493.8	7.4%
Cost of goods sold (exclusive of depreciation)	384.4	368.1	4.4%	1,225.4	1,124.4	9.0%
Gross profit (exclusive of depreciation)	$106.9	$113.1	(5.5)%	$379.0	$369.4	2.6%
External sales increased $6.2 million, or 1.3%, and $105.7 million, or 7.1%, for the three and nine months ended September 30, 2022, respectively. On a constant currency basis, external sales increased $116.9 million, or 24.3%, and $373.1 million, or 25.0%, for the three and nine months ended September 30, 2022, respectively. The increase was primarily due to our pricing discipline in inflationary markets and market share gains, with the nine month comparison period partially offset by the effects of the Distrupol divestiture.
Gross profit (exclusive of depreciation) decreased $6.2 million, or 5.5%, and increased $9.6 million, or 2.6%, for the three and nine months ended September 30, 2022, respectively. On a constant currency basis, gross profit (exclusive of depreciation) increased $17.7 million, or 15.6%, and $70.4 million, or 19.1%, for the three and nine months ended September 30, 2022, respectively. The increase was primarily due to our pricing discipline in inflationary markets, operational execution and market share gains, with the nine month comparison period partially offset by the effects of the Distrupol divestiture. Gross margin decreased from 23.5% for the three months ended September 30, 2021 to 22.0% for the three months ended September 30, 2022 and decreased from 24.8% for the nine months ended September 30, 2021 to 23.7% for the nine months ended September 30, 2022, with both comparable periods negatively impacted by input cost inflation, partially offset by our pricing discipline in inflationary markets.
Outbound freight and handling expenses decreased $0.8 million, or 4.9%, and increased $2.0 million, or 4.1%, for the three and nine months ended September 30, 2022, respectively. On a constant currency basis, outbound freight and handling expenses increased $2.1 million, or 12.9%, and $8.8 million, or 18.2%, for the three and nine months ended September 30, 2022, respectively, primarily due to higher delivery costs caused by supply chain constraints.
WS&A decreased $6.0 million, or 9.6%, and $8.8 million, or 4.7%, for the three and nine months ended September 30, 2022, respectively. On a constant currency basis, WS&A increased $5.8 million, or 9.3% and $18.5 million, or 9.8%, for the three and nine months ended September 30, 2022, respectively, primarily due to higher operating costs and variable compensation. As a percentage of external sales, WS&A decreased from 13.0% for the three months ended September 30, 2021 to 11.6% for the three months ended September 30, 2022 and decreased from 12.6% for the nine months ended September 30, 2021 to 11.2% for the nine months ended September 30, 2022 due to the impact of fluctuations in foreign currency exchange rates partially offset by higher operating costs and variable compensation.
Adjusted EBITDA increased $0.6 million, or 1.7%, and $16.4 million, or 12.3%, for the three and nine months ended September 30, 2022, respectively. On a constant currency basis, Adjusted EBITDA increased $9.8 million, or 28.5%, and $43.1 million, or 32.5%, for the three and nine months ended September 30, 2022, respectively, primarily due to higher gross profit (exclusive of depreciation). Adjusted EBITDA margin remained flat at 7.2% for the three months ended September 30, 2022 and 2021 primarily due to lower gross margin offset by the business operating leverage. Adjusted EBITDA margin increased from 8.9% for the nine months ended September 30, 2021 to 9.3% for the nine months ended September 30, 2022, reflecting the business operating leverage for the full nine month period.
Canada

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
(in millions)	2022	2021		2022	2021
Net sales:
External customers	$273.9	$223.3	22.7%	$865.5	$684.6	26.4%
Inter-segment	3.2	0.6	433.3%	7.5	2.6	188.5%
Total net sales	277.1	223.9	23.8%	873.0	687.2	27.0%
Cost of goods sold (exclusive of depreciation)	212.1	167.1	26.9%	664.0	515.2	28.9%
Outbound freight and handling	9.2	8.7	5.7%	29.3	27.8	5.4%
Warehousing, selling and administrative	27.9	24.1	15.8%	83.1	68.9	20.6%
Adjusted EBITDA	$27.9	$24.0	16.3%	$96.6	$75.3	28.3%

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
(in millions)	2022	2021		2022	2021
Gross profit (exclusive of depreciation):
Net sales	$277.1	$223.9	23.8%	$873.0	$687.2	27.0%
Cost of goods sold (exclusive of depreciation)	212.1	167.1	26.9%	664.0	515.2	28.9%
Gross profit (exclusive of depreciation)	$65.0	$56.8	14.4%	$209.0	$172.0	21.5%
External sales increased $50.6 million, or 22.7%, and $180.9 million, or 26.4%, for the three and nine months ended September 30, 2022, respectively. On a constant currency basis, external sales increased $61.1 million, or 27.4%, and $203.1 million, or 29.7%, for the three and nine months ended September 30, 2022, respectively. The increase was primarily due to our pricing discipline in inflationary markets and market share gains.
Gross profit (exclusive of depreciation) increased $8.2 million, or 14.4%, and $37.0 million, or 21.5%, for the three and nine months ended September 30, 2022, respectively. On a constant currency basis, gross profit (exclusive of depreciation) increased $10.7 million, or 18.8%, and $42.3 million, or 24.6%, for the three and nine months ended September 30, 2022, respectively. The increase was primarily due to our pricing discipline in inflationary markets, operational execution and market share gains, partially offset by input cost inflation. Gross margin decreased from 25.4% for the three months ended September 30, 2021 to 23.7% for the three months ended September 30, 2022 and decreased from 25.1% for the nine months ended September 30, 2021 to 24.1% for the nine months ended September 30, 2022, with both comparable periods impacted by input cost inflation partially offset by our pricing discipline in inflationary markets.
Outbound freight and handling expenses increased $0.5 million, or 5.7%, and $1.5 million, or 5.4%, for the three and nine months ended September 30, 2022, respectively. On a constant currency basis, outbound freight and handling expenses increased $0.9 million, or 10.3%, and $2.2 million, or 7.9%, for the three and nine months ended September 30, 2022, respectively, primarily due to higher delivery costs caused by supply chain constraints.

WS&A increased $3.8 million, or 15.8%, and $14.2 million, or 20.6%, for the three and nine months ended September 30, 2022, respectively. On a constant currency basis, WS&A increased by $4.9 million, or 20.3%, and $16.4 million, or 23.8%, for the three and nine months ended September 30, 2022, respectively. The increase was primarily due to higher operating costs and variable compensation. As a percentage of external sales, WS&A decreased from 10.8% for the three months ended September 30, 2021 to 10.2% for the three months ended September 30, 2022 and decreased from 10.1% for the nine months ended September 30, 2021 to 9.6% for the nine months ended September 30, 2022 primarily due to the increase in sales.
Adjusted EBITDA increased $3.9 million, or 16.3%, and $21.3 million, or 28.3%, for the three and nine months ended September 30, 2022, respectively. On a constant currency basis, Adjusted EBITDA increased $4.9 million, or 20.4%, and $23.7 million, or 31.5%, for the three and nine months ended September 30, 2022, respectively. The increase was primarily due to higher gross profit (exclusive of depreciation), partially offset by increased WS&A. Adjusted EBITDA margin decreased from 10.7% for the three months ended September 30, 2021 to 10.2% for the three months ended September 30, 2022 primarily due to lower gross margin, partially offset by business operating leverage, and increased from 11.0% for the nine months ended September 30, 2021 to 11.2% for the nine months ended September 30, 2022, reflecting the business operating leverage for the full nine month period.
LATAM

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
(in millions)	2022	2021		2022	2021
Net sales:
External customers	$201.9	$167.5	20.5%	$586.7	$452.6	29.6%
Inter-segment	0.1	0.7	(85.7)%	0.2	0.7	(71.4)%
Total net sales	202.0	168.2	20.1%	586.9	453.3	29.5%
Cost of goods sold (exclusive of depreciation)	157.9	132.6	19.1%	461.5	351.9	31.1%
Outbound freight and handling	3.4	3.1	9.7%	9.9	9.1	8.8%
Warehousing, selling and administrative	23.4	16.8	39.3%	65.8	47.7	37.9%
Adjusted EBITDA	$17.3	$15.7	10.2%	$49.7	$44.6	11.4%

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
(in millions)	2022	2021		2022	2021
Gross profit (exclusive of depreciation):
Net sales	$202.0	$168.2	20.1%	$586.9	$453.3	29.5%
Cost of goods sold (exclusive of depreciation)	157.9	132.6	19.1%	461.5	351.9	31.1%
Gross profit (exclusive of depreciation)	$44.1	$35.6	23.9%	$125.4	$101.4	23.7%
External sales increased $34.4 million, or 20.5%, and $134.1 million, or 29.6%, for the three and nine months ended September 30, 2022, respectively. On a constant currency basis, external net sales increased $37.1 million, or 22.1%, and $130.1 million, or 28.7%, for the three and nine months ended September 30, 2022, respectively, primarily due to our pricing discipline in inflationary markets and the Sweetmix acquisition, which contributed 9.2% and 10.3% of the increase for the three and nine months ended September 30, 2022, respectively.
Gross profit (exclusive of depreciation) increased $8.5 million, or 23.9%, and $24.0 million, or 23.7%, for the three and nine months ended September 30, 2022, respectively. On a constant currency basis, gross profit (exclusive of depreciation) increased $9.0 million, or 25.3%, and $22.4 million, or 22.1%, for the three and nine months ended September 30, 2022, respectively, primarily due to our pricing discipline in inflationary markets and the Sweetmix acquisition, which contributed 6.4% and 8.9% of the increase for the three and nine months ended September 30, 2022, respectively. Both comparable periods were also negatively impacted by input cost inflation. Gross margin increased from 21.3% for the three months ended September 30, 2021 to 21.8% for the three months ended September 30, 2022 primarily driven by our pricing discipline in inflationary markets, partially offset by higher input cost inflation, and decreased from 22.4% for the nine months ended September 30, 2021 to 21.4% for the nine months ended September 30, 2022, impacted by input cost inflation.

Outbound freight and handling expenses increased $0.3 million, or 9.7%, and $0.8 million, or 8.8%, for the three and nine months ended September 30, 2022, respectively. On a constant currency basis, outbound freight and handling expenses increased $0.4 million, or 12.9%, and $0.7 million, or 7.7%, for the three and nine months ended September 30, 2022, respectively.
WS&A increased $6.6 million, or 39.3%, and $18.1 million, or 37.9%, for the three and nine months ended September 30, 2022, respectively. On a constant currency basis, WS&A increased $6.8 million, or 40.5%, and $17.3 million, or 36.3%, for the three and nine months ended September 30, 2022, respectively, primarily due to increased corporate cost allocation as a result of the SAP implementation and higher operating costs. As a percentage of external sales, WS&A increased from 10.0% for the three months ended September 30, 2021 to 11.6% for the three months ended September 30, 2022 and increased from 10.5% for the nine months ended September 30, 2021 to 11.2% for the nine months ended September 30, 2022 primarily due to increased corporate cost allocation as a result of the SAP implementation and higher operating costs.
Adjusted EBITDA increased $1.6 million, or 10.2%, and $5.1 million, or 11.4%, for the three and nine months ended September 30, 2022, respectively. On a constant currency basis, Adjusted EBITDA increased $1.8 million, or 11.5%, and $4.4 million, or 9.9%, for the three and nine months ended September 30, 2022, respectively. The increase was primarily due to higher gross profit (exclusive of depreciation), partially offset by increased WS&A. Adjusted EBITDA margin decreased from 9.4% for the three months ended September 30, 2021 to 8.6% for the three months ended September 30, 2022 and decreased from 9.9% for the nine months ended September 30, 2021 to 8.5% for the nine months ended September 30, 2022, primarily due to higher WS&A.

Liquidity and Capital Resources
The Company’s primary sources of liquidity are cash generated from its operations and borrowings under its committed North American and European credit facilities (“credit facilities”). As of September 30, 2022, liquidity for the Company was $1,077.3 million, comprised of $276.3 million of cash and cash equivalents and $801.0 million of available borrowings under our credit facilities. These credit facilities are guaranteed by certain significant subsidiaries and secured by such parties’ eligible trade receivables and inventory with the maximum borrowing capacity under these credit facilities of $1.5 billion and €200 million. Significant reductions in our trade receivables and inventory would reduce our availability to access liquidity under these credit facilities. We have no active financial maintenance covenants in our credit agreements, however, there is a springing fixed charge coverage ratio (“FCCR”) under the revolving credit facilities of 1.0x, applicable only if availability is less than or equal to 10% of the borrowing capacity. If the FCCR was applicable, the calculation would have been 7.4x as of September 30, 2022.
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
On October 27, 2022, we entered into the New Senior ABL Facility. Refer to “Note 17: Subsequent events” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
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
We expect our 2022 capital expenditures to be approximately $145 million for maintenance and growth, including safety, cost improvements and ESG investments. Interest payments for 2022 are expected to be approximately $90 million. We expect to fund our capital expenditures and our interest payments with cash from operations or cash on hand.
We believe funds provided by our primary sources of liquidity will be adequate to meet our liquidity, debt repayment obligations and capital resource needs for at least the next 12 months under current operating conditions.
Cash Flows
The following table presents a summary of our cash flows:

	Nine months ended September 30,		Change
(in millions)	2022	2021
Net cash provided by operating activities	$170.8	$115.1	$55.7
Net cash (used) provided by investing activities	(115.6)	79.0	(194.6)
Net cash provided (used) by financing activities	18.7	(347.4)	366.1
Cash Provided by Operating Activities
Cash provided by operating activities increased $55.7 million for the nine months ended September 30, 2022. The increase was primarily due to higher net income, exclusive of non-cash items, partially offset by the timing of changes in trade working capital and other, net cash flow items.
The change in net income, exclusive of non-cash items, increased $296.1 million from $374.0 million for the nine months ended September 30, 2021 to $670.1 million for the nine months ended September 30, 2022. Cash used by other, net increased $146.6 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily attributable to tax payments, accrued compensation and timing differences related to other assets and liabilities.
Cash used by trade working capital, which includes trade accounts receivable, net, inventories and trade accounts payable, increased $102.3 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The year-over-year increase in cash used by trade working capital was due to increased inventory purchase costs and higher trade accounts payable primarily attributable to increased inventory purchases in the current year partially offset by a favorable change in trade accounts receivable, net related to the timing of sales and cash collections.

Cash (Used) Provided by Investing Activities
Investing cash flows for the nine months ended September 30, 2022 included capital expenditures of $103.7 million, cash paid for the Vicom acquisition of $12.7 million, cash paid for the Sweetmix acquisition of $3.8 million and proceeds of $3.6 million from the sale of property, plant and equipment. Investing cash flows for the nine months ended September 30, 2021 included proceeds of $136.5 million from the sale of the Distrupol business, capital expenditures of $68.9 million and proceeds of $13.7 million from the sale of property, plant and equipment.
Cash Provided (Used) by Financing Activities
Financing cash flows for the nine months ended September 30, 2022 included net proceeds under revolving credit facilities of $294.1 million, share repurchases of $204.9 million and long-term debt repayments of $77.3 million. Financing cash flows for the nine months ended September 30, 2021 included long-term debt repayments of $1,389.0 million, long-term debt issuances of $995.0 million, proceeds from the exercise of warrants of $27.1 million and net proceeds under revolving credit facilities of $13.5 million.
Off-Balance Sheet Arrangements
There were no material changes in the Company’s off-balance sheet arrangements since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Contractual Obligations and Commitments
There were no material changes in the Company’s contractual obligations and commitments since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, other than as disclosed in “Note 11: Debt” and “Note 17: Subsequent events” to the interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as the “Liquidity and Capital Resources” included in Item 2 of this Quarterly Report on Form 10-Q.
Critical Accounting Estimates
There were no material changes in the Company’s critical accounting estimates since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Recently Issued Accounting Pronouncements
See “Note 1: Basis of presentation” to the interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There were no material changes from the “Quantitative and Qualitative Disclosures about Market Risk” disclosed in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation as of September 30, 2022 of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer concluded the Company’s disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Information pertaining to legal proceedings can be found in Note 14 to the interim condensed consolidated financial statements included in Part I, Item 1. Financial Statements of this report.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Information on common stock purchases by the Company or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the third quarter of 2022 is provided below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(1)	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (millions)(1)
July 1-31, 2022	485,898	$24.59	485,898	$333.5
August 1-31, 2022(2)	561,224	26.50	536,224	319.2
September 1-30, 2022	2,994,221	24.77	2,994,221	245.1
Total	4,041,343	24.99	4,016,343
(1)As announced on November 1, 2021, our Board of Directors authorized the repurchase of up to $500.0 million of our outstanding common stock, which expires on October 27, 2026.
(2)Includes 25,000 shares purchased in open market transactions by an executive officer of the Company who may be deemed to be an "affiliated purchaser" as defined in Rule 10b-18(a)(3) of the Exchange Act.

Item 6.     Exhibits

Exhibit Number	Exhibit Description

10.1*†	Letter Agreement, by and between Nick Powell and Univar Solutions Inc., dated as of September 12, 2022

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________

†	Identifies each management compensation plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univar Solutions Inc. (Registrant)

By:	/s/ David C. Jukes
David C. Jukes President and Chief Executive Officer
Date: November 2, 2022

By:	/s/ Nicholas W. Alexos
Nicholas W. Alexos Executive Vice President and Chief Financial Officer
Date: November 2, 2022