Form 10-Q
period 2023-03-31
Univar Solutions Inc.
filed 2023-05-08
CIK 1494319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At May 4, 2023, 157,745,492 shares of the registrant’s common stock were outstanding.

Univar Solutions Inc.
Form 10-Q
For the quarterly period ended March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Univar Solutions Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
(in millions, except per share data)	2023	2022
Net sales	$2,684.9	$2,882.6
Cost of goods sold (exclusive of depreciation)	2,045.6	2,153.1
Operating expenses:
Outbound freight and handling	117.4	115.9
Warehousing, selling, and administrative	306.5	294.3
Other operating expenses, net	25.4	15.7
Depreciation	32.4	32.9
Amortization	11.2	11.8
Impairment charges	0.2	—
Total operating expenses	493.1	470.6
Operating income	146.2	258.9
Other expense:
Interest income	1.8	1.1
Interest expense	(33.2)	(22.2)
Other (expense) income, net	(6.4)	7.7
Total other expense	(37.8)	(13.4)
Income before income taxes	108.4	245.5
Income tax expense	25.3	64.7
Net income	$83.1	$180.8

Income per common share:
Basic	$0.53	$1.07
Diluted	$0.52	$1.06

Weighted average common shares outstanding:
Basic	157.9	169.6
Diluted	159.7	171.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
(in millions)	2023	2022
Net income	$83.1	$180.8
Other comprehensive income, net of tax:
Foreign currency translation, net of tax of $— for the three months ended March 31, 2023 and 2022	22.0	17.2
Pension and other postretirement benefits adjustment, net of tax of $— for the three months ended March 31, 2023 and 2022	(0.2)	(0.1)
Derivative financial instruments, net of tax of $4.6 and $(12.5) for the three months ended March 31, 2023 and 2022, respectively	(13.5)	36.4
Total other comprehensive income, net of tax	8.3	53.5
Comprehensive income	$91.4	$234.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share data)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$377.7	$385.3
Trade accounts receivable, net of allowance for doubtful accounts of $13.5 and $13.1 at March 31, 2023 and December 31, 2022, respectively	1,577.8	1,489.9
Inventories	1,094.5	1,137.8
Prepaid expenses and other current assets	202.7	217.8
Total current assets	3,252.7	3,230.8
Property, plant, and equipment, net	1,076.8	1,055.0
Goodwill	2,294.9	2,288.2
Intangible assets, net	161.7	167.0
Deferred tax assets	21.4	20.7
Other assets	385.6	384.0
Total assets	$7,193.1	$7,145.7
Liabilities and stockholders’ equity
Current liabilities:
Short-term financing	$1.2	$—
Trade accounts payable	968.0	982.5
Current portion of long-term debt	40.6	38.9
Accrued compensation	82.2	204.7
Other accrued expenses	398.5	401.3
Total current liabilities	1,490.5	1,627.4
Long-term debt	2,490.4	2,426.9
Pension and other postretirement benefit liabilities	134.7	135.2
Deferred tax liabilities	104.7	106.2
Other long-term liabilities	381.6	355.8
Total liabilities	4,601.9	4,651.5
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 173,593,984 and 173,237,533 shares issued at March 31, 2023 and December 31, 2022, respectively	1.7	1.7
Additional paid-in capital	3,104.1	3,046.0
Treasury stock at cost, 15,876,417 and 15,254,566 shares at March 31, 2023 and December 31, 2022, respectively	(461.6)	(409.1)
Retained earnings	283.4	200.3
Accumulated other comprehensive loss	(336.4)	(344.7)
Total stockholders’ equity	2,591.2	2,494.2
Total liabilities and stockholders’ equity	$7,193.1	$7,145.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(in millions)	Common stock outstanding (shares)	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total
Balance as of December 31, 2022	158.0	$1.7	$3,046.0	$(409.1)	$200.3	$(344.7)	$2,494.2
Net income	—	—	—	—	83.1	—	83.1
Other comprehensive income, net of tax	—	—	—	—	—	8.3	8.3
Restricted stock units vested, net of tax withholdings	0.2	—	(4.4)	—	—	—	(4.4)
Stock option exercises	0.1	—	1.9	—	—	—	1.9
Stock-based compensation expense	—	—	10.6	—	—	—	10.6
Purchases of treasury stock	(0.6)	—	50.0	(52.5)	—	—	(2.5)
Balance as of March 31, 2023	157.7	$1.7	$3,104.1	$(461.6)	$283.4	$(336.4)	$2,591.2

(in millions)	Common stock outstanding (shares)	Common stock	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2021	169.4	$1.7	$3,048.5	$(50.0)	$(345.0)	$(362.7)	$2,292.5
Net income	—	—	—	—	180.8	—	180.8
Other comprehensive income, net of tax	—	—	—	—	—	53.5	53.5
Restricted stock units vested, net of tax withholdings	0.5	—	(7.2)	—	—	—	(7.2)
Stock option exercises	0.3	—	8.4	—	—	—	8.4
Stock-based compensation expense	—	—	13.9	—	—	—	13.9
Purchases of treasury stock	(0.7)	—	—	(24.0)	—	—	(24.0)
Other	—	—	(1.1)	—	—	—	(1.1)
Balance as of March 31, 2022	169.5	$1.7	$3,062.5	$(74.0)	$(164.2)	$(309.2)	$2,516.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(in millions)	2023	2022
Operating activities:
Net income	$83.1	$180.8
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	43.6	44.7
Impairment charges	0.2	—
Amortization of deferred financing fees and debt discount	1.3	1.4
Gain on sale of property, plant, and equipment	(0.5)	(0.9)
Deferred income taxes	0.7	19.1
Stock-based compensation expense	10.6	13.9
Other	1.2	2.6
Changes in operating assets and liabilities:
Trade accounts receivable, net	(71.6)	(270.5)
Inventories	57.6	(168.9)
Prepaid expenses and other current assets	22.3	(15.9)
Trade accounts payable	(21.6)	140.3
Other, net	(129.8)	(81.0)
Net cash used by operating activities	(2.9)	(134.4)
Investing activities:
Purchases of property, plant, and equipment	(39.1)	(32.5)
Purchases of businesses, net of cash acquired	(18.1)	(3.8)
Proceeds from sale of property, plant, and equipment	5.8	1.8
Net cash used by investing activities	(51.4)	(34.5)
Financing activities:
Payments on long-term debt and finance lease obligations	(10.5)	(12.0)
Proceeds under revolving credit facilities	376.8	491.4
Payments under revolving credit facilities	(319.8)	(294.3)
Taxes paid related to net share settlements of stock-based compensation awards	(8.3)	(7.2)
Purchases of treasury stock	(2.5)	(24.0)
Stock option exercises	2.1	8.4
Other	1.1	8.5
Net cash provided by financing activities	38.9	170.8
Effect of exchange rate changes on cash and cash equivalents	7.8	(8.0)
Net decrease in cash and cash equivalents	(7.6)	(6.1)
Cash and cash equivalents at beginning of period	385.3	251.5
Cash and cash equivalents at end of period	$377.7	$245.4
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$21.2	$17.3
Interest, net of capitalized interest	22.0	11.9
Non-cash activities:
Additions of property, plant, and equipment included in trade accounts payable and other accrued expenses	$5.3	$2.5
Additions of property, plant, and equipment under a finance lease obligation	17.3	5.4
Additions of assets under an operating lease obligation	21.2	33.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of presentation
Financial statement presentation
The unaudited interim condensed consolidated financial statements of Univar Solutions Inc. (the “Company,” “we,” “our,” and “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
In the opinion of management, the unaudited interim condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year. Certain immaterial prior period amounts have been reclassified to conform to the current period presentation.
Agreement and Plan of Merger with Windsor Parent, L.P. and Windsor Merger Sub, Inc.
On March 13, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Windsor Parent, L.P., a Delaware limited partnership (“Parent”), and Windsor Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of funds managed by affiliates of Apollo Global Management, Inc. (“Apollo”), an alternative asset manager, and Platinum Falcon B 2018 RSC Limited (“Platinum Falcon”), an indirect wholly owned subsidiary of the Abu Dhabi Investment Authority.
The Merger Agreement provides that, among other things, and on the terms and subject to the conditions of the Merger Agreement, (i) Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as an indirect wholly owned subsidiary of Parent and (ii) at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of the Company’s common stock (other than (a) certain shares owned by the Company as treasury stock or otherwise or by Parent or Merger Sub and certain shares owned by any direct or indirect wholly owned subsidiary of Parent (other than Merger Sub) or of the Company, (b) shares issued and outstanding immediately prior to the Effective Time which are held by stockholders who have properly demanded appraisal for such shares pursuant to Section 262 of the General Corporation Law of the State of Delaware and have complied with and have not waived, effectively withdrawn, or lost their right to appraisal under Delaware law with respect to such shares, and (c) shares covered by share awards granted subject to any time-based vesting, forfeiture, or other lapse restrictions), will be automatically converted into the right to receive $36.15 per share in cash, without interest.
The Company’s Board of Directors has unanimously approved the Merger Agreement and the transactions contemplated thereby and the Merger is expected to close in the second half of 2023. If the Merger is consummated, the Company’s common stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934 at or after the Effective Time.
The Closing (as defined in the Merger Agreement) of the Merger is subject to the fulfillment or waiver of certain customary mutual closing conditions, including: (i) the adoption of the Merger Agreement by holders of a majority of the outstanding shares of the Company’s common stock, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain other regulatory approvals, including other applicable antitrust and foreign investment reviews, and (iii) the absence of any order, decree, or ruling by any other governmental entity in any jurisdiction in which Parent or the Company have material business operations and the absence of any law, statute, rule, regulation, decree, injunction, or order in any jurisdiction in which Parent or the Company have material business operations that prohibits or makes the consummation of the Merger illegal. The obligation of each party to consummate the Merger is also conditioned upon certain unilateral closing conditions, including the other party’s representations and warranties being accurate (subject to certain customary materiality exceptions) and the other party having performed in all material respects all obligations and complied in all material respects with its covenants in the Merger Agreement. The obligation of Parent to consummate the Merger is additionally conditioned upon the absence of a material adverse effect, as specified in the Merger Agreement, on the Company since the execution of the Merger Agreement. The availability of financing is not a condition to the consummation of the Merger.

The Company has incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger. See “Note 5: Supplemental financial information” for additional information on Merger transaction costs. The Company is required to pay Parent a termination fee of $204.2 million in cash upon termination of the Merger Agreement under specified circumstances, including, among others, the Board of Directors effecting a Change of Recommendation (as defined in the Merger Agreement) or the termination of the Merger Agreement by the Company to enter into a definitive contract with respect to a Superior Proposal (as defined in the Merger Agreement).
The Merger Agreement also provides that a reverse termination fee of $379.2 million in cash will be payable by Parent to the Company under specified circumstances, including, among others, if (i) Parent fails to timely consummate the Merger following the completion of the Marketing Period (as defined in the Merger Agreement) after the satisfaction or waiver of certain closing conditions and the Company standing ready to consummate the Closing and (ii) Parent materially breaches its representations, warranties, covenants, or agreements under the Merger Agreement such that there is a failure of certain conditions to the Merger that is not timely cured. The Merger Agreement further provides that a regulatory termination fee of $291.7 million in cash will be payable by Parent to the Company under specified circumstances, including if (i) the Company or Parent terminates the Merger Agreement as of the End Date (as defined in the Merger Agreement) and all conditions to Closing have been satisfied other than regulatory-related conditions (including approval by the Committee on Foreign Investment in the United States) or (ii) the Company or Parent terminates the Merger Agreement due to a final, non-appealable order enjoining or prohibiting the Merger that relates to an antitrust or foreign investment law.
The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to and qualified in its entirety by the full text of the Merger Agreement.
Recently adopted accounting pronouncements
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2021-08 “Business Combinations” (Topic 805) – “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 (Revenue from Contracts with Customers). The Company adopted this guidance on a prospective basis effective January 1, 2023, which did not have a material impact on the consolidated financial statements.
In September 2022, the FASB issued ASU 2022-04 “Liabilities – Supplier Finance Programs” (Subtopic 405-50) – “Disclosure of Supplier Finance Program Obligations” to enhance the transparency of disclosures regarding supplier finance programs. The ASU requires a buyer in a supplier finance program to disclose information about the program’s nature, activity during the period, changes from period to period, and potential magnitude. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023. Retrospective application of the guidance is required for all disclosures except rollforward information, which requires prospective application. The Company adopted the standard in the first quarter of 2023, which did not impact the consolidated financial statements and disclosures as the Company has not had significant activity under supplier finance programs.
2. Business combinations
ChemSol Group
On February 6, 2023, the Company acquired ChemSol Group, a leading ingredients and specialty chemical distributor in Central America, for cash consideration of $18.0 million, net of cash acquired of $1.7 million and subject to closing adjustments. Contingent consideration of up to $5.0 million was determined to have no acquisition date fair value as certain financial targets are not expected to be achieved. The transaction was accounted for under the acquisition method of accounting and the results of operations are included in the LATAM segment. The preliminary purchase price allocation included identified intangible assets related to customer relationships and trade names of $4.1 million and $0.9 million, respectively, and $3.2 million in goodwill, which is included in the LATAM segment and is not deductible for income tax purposes.
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

3. Goodwill and intangible assets, net
Goodwill
The following is a summary of goodwill activity by segment:

(in millions)	USA	EMEA	Canada	LATAM	Total
Balance as of December 31, 2022	$1,812.6	$12.6	$402.5	$60.5	$2,288.2
Acquisitions	—	—	—	3.2	3.2
Foreign currency translation	—	—	0.9	2.6	3.5
Balance as of March 31, 2023	$1,812.6	$12.6	$403.4	$66.3	$2,294.9
Intangible assets, net
The gross carrying amounts and accumulated amortization of the Company's intangible assets were as follows:

	March 31, 2023			December 31, 2022
(in millions)	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$935.9	$(777.6)	$158.3	$929.6	$(765.2)	$164.4
Other	169.8	(166.4)	3.4	167.0	(164.4)	2.6
Total intangible assets	$1,105.7	$(944.0)	$161.7	$1,096.6	$(929.6)	$167.0
Other intangible assets consist of intellectual property trademarks, trade names, producer relationships and contracts, non-compete agreements, and exclusive distribution rights.
The estimated annual amortization expense in each of the next five years is as follows:

(in millions)
2023	$43.1
2024	34.0
2025	30.1
2026	25.1
2027	19.8

4. Revenue
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
The following table disaggregates external customer net sales by major category:

	Three months ended March 31,
(in millions)	2023	2022
USA
Chemical distribution	$1,652.4	$1,777.1
Services	76.8	66.1
Total external customer net sales	$1,729.2	$1,843.2
EMEA
Chemical distribution	$514.1	$562.2
Total external customer net sales	$514.1	$562.2
Canada
Chemical distribution	$274.2	$293.4
Total external customer net sales	$274.2	$293.4
LATAM
Chemical distribution	$165.2	$180.7
Services	2.2	3.1
Total external customer net sales	$167.4	$183.8
Consolidated
Chemical distribution	$2,605.9	$2,813.4
Services	79.0	69.2
Total external customer net sales	$2,684.9	$2,882.6
Deferred revenue
Deferred revenues are recognized as contract liabilities when customers provide the Company with consideration prior to the Company satisfying its performance obligations and are recognized in revenue when the performance obligations are met. Deferred revenues relate to revenues that are expected to be recognized within one year and are recorded within other accrued expenses in the condensed consolidated balance sheets. Deferred revenues as of March 31, 2023 and December 31, 2022 were $6.9 million and $15.3 million, respectively.
Revenue recognized for the three months ended March 31, 2023 and 2022 from amounts included in contract liabilities at the beginning of the respective periods was $12.1 million and $3.4 million, respectively.

5. Supplemental financial information
Other operating expenses, net
Other operating expenses, net consisted of the following:

	Three months ended March 31,
(in millions)	2023	2022
Acquisition and integration related expenses	$0.2	$—
Stock-based compensation expense	10.6	13.9
Restructuring charges	0.8	—
Gain on sale of property, plant, and equipment	(0.5)	(0.9)
Merger transaction costs	13.8	—
Other	0.5	2.7
Total other operating expenses, net	$25.4	$15.7
Other (expense) income, net
Other (expense) income, net consisted of the following:

	Three months ended March 31,
(in millions)	2023	2022
Foreign currency (loss) gain, net	$(4.9)	$0.5
Undesignated derivative instruments	0.1	5.0
Non-operating retirement (costs) benefits	(1.0)	2.6
Other	(0.6)	(0.4)
Total other (expense) income, net	$(6.4)	$7.7
Cash and cash equivalents
Certain of the Company’s subsidiaries participate in a multi-currency, notional cash pooling arrangement with a third-party bank provider to manage global liquidity requirements (the “Notional Cash Pool”). Under the Notional Cash Pool, cash deposited by participating subsidiaries is pledged as security against the overdraft balances of other participating subsidiaries, providing legal rights of offset. As a result, the balances are presented on a net basis within cash and cash equivalents in the condensed consolidated balance sheets. As of March 31, 2023, the net cash position of the Notional Cash Pool was $39.4 million, which consisted of a gross cash balance of $73.4 million less a bank overdraft balance of $34.0 million. As of December 31, 2022, the net cash position of the Notional Cash Pool was $52.9 million, which consisted of a gross cash balance of $69.8 million less a bank overdraft balance of $16.9 million.
Allowance for doubtful accounts
The allowance for doubtful accounts reflects the Company’s current estimate of credit losses expected to be incurred over the life of the trade accounts receivable. Collectability of the trade accounts receivable balance is assessed on an ongoing basis and determined based on the delinquency of customer accounts, the financial condition of individual customers, past collections experience, and future economic expectations. Changes in the allowance for doubtful accounts were as follows:

(in millions)
Balance as of December 31, 2022	$13.1
Provision for credit losses	0.8
Write-offs	(0.7)
Foreign exchange	0.3
Balance as of March 31, 2023	$13.5
Property, plant, and equipment, net

(in millions)	March 31, 2023	December 31, 2022
Property, plant, and equipment, at cost	$2,342.3	$2,303.9
Less: accumulated depreciation	(1,265.5)	(1,248.9)
Property, plant, and equipment, net	$1,076.8	$1,055.0

6. Earnings per share
The following table presents the basic and diluted earnings per share computations:

	Three months ended March 31,
(in millions, except per share data)	2023	2022
Net income	$83.1	$180.8

Weighted average common shares outstanding
Basic	157.9	169.6
Effect of dilutive securities: stock compensation plans	1.8	1.7
Diluted	159.7	171.3

Income per common share
Basic	$0.53	$1.07
Diluted	$0.52	$1.06
For the three months ended March 31, 2023 and 2022, weighted average common shares for stock-based compensation awards that were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive were less than 0.1 million.
On November 1, 2022, the Company entered into an accelerated share repurchase agreement (“ASR”) with Goldman Sachs & Co. LLC (“Goldman”), which was accounted for as an open market repurchase of its common stock on the trade date and a forward contract indexed to its common stock. Refer to “Note 10: Share repurchase program and stock-based compensation” for additional information. The Company reflected the initial share delivery as an immediate reduction in common shares outstanding. The effect of the forward contract was excluded from the computation of diluted earnings per share until final settlement in February 2023 as its inclusion would have been anti-dilutive.

7. Debt
Short-term financing
As of March 31, 2023, the Company had outstanding short-term financing facilities of $1.2 million related to bank overdrafts. The Company had no outstanding balance as of December 31, 2022.
The Company had $129.3 million and $127.7 million of outstanding letters of credits as of March 31, 2023 and December 31, 2022, respectively.
Long-term debt
Long-term debt consisted of the following:

(in millions)	March 31, 2023	December 31, 2022
Senior Term Loan Facilities:
Term B-5 Loan due 2026, variable interest rate of 6.84% and 6.38% at March 31, 2023 and December 31, 2022, respectively	$387.0	$388.0
Term B-6 Loan due 2028, variable interest rate of 6.59% and 6.13% at March 31, 2023 and December 31, 2022, respectively	982.5	985.0
Asset Backed Loan (“ABL”) Facilities:
Senior ABL Credit Facility due 2027, variable interest rate of 6.06% and 5.59% at March 31, 2023 and December 31, 2022, respectively	410.0	353.0
Senior ABL Term Loan due 2027, variable interest rate of 6.64% and 6.17% at March 31, 2023 and December 31, 2022, respectively	200.0	200.0
Senior Unsecured Notes:
Senior Unsecured Notes due 2027, fixed interest rate of 5.13% at March 31, 2023 and December 31, 2022	454.0	454.0
Finance lease obligations	115.0	104.3
Total long-term debt before unamortized debt issuance costs and discount	2,548.5	2,484.3
Less: unamortized debt issuance costs and discount on debt	(17.5)	(18.5)
Total long-term debt	2,531.0	2,465.8
Less: current maturities	(40.6)	(38.9)
Total long-term debt, excluding current maturities	$2,490.4	$2,426.9
The weighted average interest rate on long-term debt, including the effect of designated and undesignated derivative instruments (refer to “Note 11: Derivatives” for more information), was 4.56% and 4.36% as of March 31, 2023 and December 31, 2022, respectively.
Other Information
The fair values of debt were based on current market quotes for similar borrowings and credit risk adjusted for liquidity, margins, and amortization, as necessary, and are classified as Level 2 in the fair value hierarchy.

	March 31, 2023		December 31, 2022
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Total long-term debt	$2,531.0	$2,550.6	$2,465.8	$2,459.3

8. Employee benefit plans
The following table summarizes the components of net periodic benefit cost (income) recognized in the condensed consolidated statements of operations related to defined benefit plans:

	Domestic		Foreign
	Three months ended March 31,		Three months ended March 31,
(in millions)	2023	2022	2023	2022
Service cost (1)	$—	$—	$0.3	$0.3
Interest cost (2)	6.2	5.2	3.9	2.9
Expected return on plan assets (2)	(5.1)	(7.6)	(3.8)	(3.0)
Amortization of prior service credit (2)	—	—	(0.2)	(0.1)
Net periodic benefit cost (income)	$1.1	$(2.4)	$0.2	$0.1
(1)Service cost is included in warehousing, selling, and administrative expenses.
(2)These amounts are included in other (expense) income, net and represent non-operating retirement costs (benefits).
Multi-employer pension plan withdrawal liability
During the year ended December 31, 2021, the Company recognized its best estimate of a withdrawal liability of $31.2 million related to triggering events at all eight sites of the Central States, Southeast, and Southwest Areas Pension Plan (“Central States Pension Fund”), culminating in the Company ceasing to participate in the Central States Pension Fund. Upon an agreed final funding assessment with the Central States Pension Fund, the Company will recognize any differences between the estimated and actual withdrawal liability. As of March 31, 2023, this balance has not been adjusted and represents the Company's best estimate of its withdrawal liability.
The Company estimates its cash obligation to be approximately $1.9 million annually for 20 years subsequent to an agreed final funding assessment with the Central States Pension Fund. The net present value of the withdrawal liability was determined using a risk-free interest rate. Amounts associated with the withdrawal liability are included in other accrued expenses and other long-term liabilities in the condensed consolidated balance sheets.
9. Income taxes
The income tax expense and effective income tax rate for the three months ended March 31, 2023 and 2022 were as follows:

	Three months ended March 31,
(in millions)	2023	2022
Income tax expense	$25.3	$64.7
Effective income tax rate	23.3%	26.4%
The Company’s 2023 effective income tax rate was higher than the US federal statutory rate of 21.0%, primarily due to higher rates on foreign earnings, US tax on foreign earnings, US state income taxes, and non-deductible employee costs.
On August 16, 2022, the Inflation Reduction Act ("IRA") was enacted into US law. Effective for tax years beginning after December 31, 2022, the IRA imposes a 15% corporate minimum tax, a 1% excise tax on share repurchases, and creates and extends certain tax-related energy incentives. The tax-related provisions of the IRA do not have a material impact on the Company's consolidated financial statements.
10. Share repurchase program and stock-based compensation
Share repurchase program
On November 1, 2021, the Company announced that its Board of Directors had authorized a share repurchase program of up to $500.0 million of its outstanding common stock, which expires on October 27, 2026. On November 1, 2022, the Company announced that its Board of Directors had approved an increase in the amount of authorized repurchases under the program of $1.0 billion, resulting in a total authorized repurchase amount of $1.5 billion. The program does not require the repurchase of any minimum number of shares and can be suspended, modified, or discontinued at any time at the Company’s discretion. Under the share repurchase program, the Company may purchase shares from time to time at the discretion of management through open market purchases, privately negotiated transactions, block trades, accelerated or other structured share repurchase programs, or other means.

On November 1, 2022, the Company entered into an ASR with Goldman to repurchase $200.0 million of its common stock. On November 3, 2022, the Company paid $200.0 million to Goldman and received an initial delivery of approximately 5.8 million shares of its common stock, which represented 75% of the notional value of the ASR divided by the closing price of the Company’s common stock on November 1, 2022. The final number of shares repurchased under the ASR was based on the daily volume-weighted average prices for Rule 10b-18 eligible transactions in the Company’s common stock during the term of the ASR, less a discount and subject to adjustment pursuant to the terms of the ASR. At final settlement in February 2023, the Company received an additional delivery of approximately 0.5 million shares of its common stock from Goldman.
As of December 31, 2022, the aggregate purchase price of the ASR was recorded as a reduction to stockholders’ equity, consisting of a $150.0 million increase in treasury stock to reflect the value of the initial share delivery and a $50.0 million decrease in additional paid-in capital pending final settlement of the ASR. The amount recorded in additional paid-in capital was reclassified to treasury stock in the first quarter of 2023 in connection with the final settlement of the ASR.
In addition to the ASR, the Company repurchased on the open market approximately 0.1 million shares for $2.5 million during the three months ended March 31, 2023 and approximately 0.7 million shares for $24.0 million during the three months ended March 31, 2022. The Company’s remaining stock repurchase authorization under the program was approximately $1,038.4 million as of March 31, 2023. While the Merger Agreement is in effect, the Company is prohibited from repurchasing shares of its common stock, except in limited circumstances detailed in the Merger Agreement. In this regard, the Company's ability to make repurchases pursuant to the share repurchase program is limited to an amount not to exceed $300.0 million per fiscal year.
Stock-based compensation
The Company grants stock-based compensation awards to employees and non-employee directors under the Univar Solutions Inc. 2020 Omnibus Incentive Plan. Most of the Company’s stock-based compensation awards to employees are granted in the first quarter of each year.
During the three months ended March 31, 2023, the Company granted the following stock-based awards to employees:
•671,702 of restricted stock units (“RSUs”) with a weighted-average fair value of $34.69 per share; and
•245,600 of performance-based restricted stock units ("PRSUs") with a weighted-average fair value of $36.44 per share.
As of March 31, 2023, the Company has unrecognized stock-based compensation expense related to non-vested RSUs of $29.6 million, which will be recognized over a weighted-average period of 1.5 years, and non-vested PRSUs of $11.9 million, which will be recognized over a weighted-average period of 1.6 years.
11. Derivatives
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
Interest rate swap contracts
The objective of the Company’s designated interest rate swap contracts is to offset the variability of cash flows in LIBOR and SOFR indexed debt interest payments attributable to changes in the benchmark interest rates related to the Term B-6 Loan (previously the Term B-3 Loan) and a portion of debt outstanding under the Senior ABL Credit Facility (previously the North American ABL Facility).
In March 2023, the Company executed two interest rate swap contracts, both effective June 30, 2023, to reduce its exposure to interest rate risk on floating rate debt. These interest rate swap contracts contain an aggregate notional value of $400.0 million through June 2028.
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
Notional amounts and fair value of derivative instruments
The following table presents the notional amounts of the Company’s derivative instruments by type, excluding interest rate swap contracts that are not yet effective:

(in millions)	March 31, 2023	December 31, 2022
Designated Derivatives:
Interest rate swap contracts	$650.0	$650.0
Cross currency swap contracts	381.0	381.0
Undesignated Derivatives:
Foreign currency derivatives	$119.8	$149.2
Interest rate swap contracts	100.0	100.0
Cross currency swap contracts	19.0	19.0
The following table presents the pre-tax gains (losses) recognized in accumulated other comprehensive loss related to designated derivative instruments:

	Amount of gain (loss) recognized in accumulated other comprehensive loss		Amount of gain to be reclassified to consolidated statement of operations within the next 12 months
	Three months ended March 31,
(in millions)	2023	2022
Effect of derivative instruments designated and qualifying as cash flow hedges:
Interest rate swap contracts	$(9.4)	$32.2	$20.9
Cross currency swap contracts	(4.0)	24.8	19.1
The following table presents the pre-tax effects of derivative instruments on the condensed consolidated statements of operations:

	Three months ended March 31,
	2023		2022
(in millions)	Interest expense	Other (expense) income, net	Interest expense	Other (expense) income, net
Total amounts per Condensed Consolidated Statements of Operations	$(33.2)	$(6.4)	$(22.2)	$7.7

Effect of derivative instruments designated and qualifying as cash flow hedges:
Interest rate swap contracts	$4.8	$—	$(2.6)	$—
Cross currency swap contracts	4.7	(4.8)	0.4	10.3

Effect of undesignated derivatives:
Foreign currency derivatives	$—	$0.3	$—	$0.9
Interest rate swap contracts	—	—	—	2.9
Cross currency swap contracts	—	(0.2)	—	1.2

The following table presents the Company’s gross assets and liabilities measured on a recurring basis and classified as Level 2 within the fair value hierarchy:

	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Classification	March 31, 2023	December 31, 2022	Balance Sheet Classification	March 31, 2023	December 31, 2022
Designated Derivatives:
Cross currency swap contracts	Prepaid expenses and other current assets	$19.1	$19.7	Other accrued expenses	$—	$—
Cross currency swap contracts	Other assets	28.0	35.4	Other long-term liabilities	—	—
Interest rate swap contracts	Prepaid expenses and other current assets	20.9	19.0	Other accrued expenses	—	—
Interest rate swap contracts	Other assets	25.4	35.2	Other long-term liabilities	6.3	—
Total designated derivatives		$93.4	$109.3		$6.3	$—

Undesignated Derivatives:
Foreign currency contracts	Prepaid expenses and other current assets	$—	$—	Other accrued expenses	$0.3	$0.9
Cross currency swap contracts	Prepaid expenses and other current assets	1.0	1.0	Other accrued expenses	—	—
Cross currency swap contracts	Other assets	1.4	1.8	Other long-term liabilities	—	—
Interest rate swap contracts	Prepaid expenses and other current assets	2.6	2.7	Other accrued expenses	—	—
Interest rate swap contracts	Other assets	—	0.5	Other long-term liabilities	—	—
Total undesignated derivatives		$5.0	$6.0		$0.3	$0.9

Total derivatives		$98.4	$115.3		$6.6	$0.9
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
12. Accumulated other comprehensive loss
The following table presents the changes in accumulated other comprehensive loss by component, net of tax:

(in millions)	Cash flow hedges	Defined benefit pension	Currency translation	Total AOCI
Balance as of December 31, 2022	$72.2	$16.1	$(433.0)	$(344.7)
Other comprehensive (loss) income before reclassifications	(10.0)	—	22.0	12.0
Amounts reclassified from accumulated other comprehensive loss	(3.5)	(0.2)	—	(3.7)
Net current period other comprehensive (loss) income	(13.5)	(0.2)	22.0	8.3
Balance as of March 31, 2023	$58.7	$15.9	$(411.0)	$(336.4)

Balance as of December 31, 2021	$(10.8)	$16.7	$(368.6)	$(362.7)
Other comprehensive income before reclassifications	42.5	—	17.2	59.7
Amounts reclassified from accumulated other comprehensive loss	(6.1)	(0.1)	—	(6.2)
Net current period other comprehensive income (loss)	36.4	(0.1)	17.2	53.5
Balance as of March 31, 2022	$25.6	$16.6	$(351.4)	$(309.2)

The following table is a summary of the amounts reclassified from accumulated other comprehensive loss to net income:

	Statement of Operations Classification	Three months ended March 31,
(in millions)		2023 (1)	2022 (1)
Amortization of defined benefit pension items:
Prior service credit	Other (expense) income, net	$(0.2)	$(0.1)
Tax expense	Income tax expense	—	—
Net of tax		(0.2)	(0.1)
Cash flow hedges:
Interest rate swap contracts	Interest expense	(4.8)	2.6
Cross currency swap contracts	Interest expense and other (expense) income, net	0.1	(10.7)
Tax expense	Income tax expense	1.2	2.0
Net of tax		(3.5)	(6.1)
Total reclassifications for the period, net of tax		$(3.7)	$(6.2)
(1)Amounts in parentheses represent income in the condensed consolidated statements of operations.
13. Commitments and contingencies
Litigation
In the ordinary course of business, the Company is subject to pending or threatened claims, lawsuits, regulatory matters, and administrative proceedings from time to time. Where appropriate the Company has recorded provisions in the consolidated financial statements for these matters. The liabilities for injuries to persons or property are in some instances covered by liability insurance, subject to various deductibles and self-insured retentions.
Other than as disclosed, the Company is not aware of any claims, lawsuits, regulatory matters, or administrative proceedings, pending or threatened, that are likely to have a material effect on its overall financial position, results of operations, or cash flows. However, the Company cannot predict the outcome of any present or future claims or litigation or the potential for future claims or litigation and adverse developments could negatively impact earnings or cash flows in a particular future period.
Asbestos Claims
The Company is subject to liabilities from claims alleging personal injury from exposure to asbestos. The claims result primarily from an indemnification obligation related to Univar Solutions USA Inc.’s (“Univar”) 1986 purchase of McKesson Chemical Company from McKesson Corporation (“McKesson”). Univar is pursuing insurance coverage for certain matters under McKesson's historical insurance coverage to partially offset the impact of any fees, settlements, or judgments that Univar is obligated to pay because of its obligation to McKesson. As of March 31, 2023, there were approximately 242 asbestos-related cases for which Univar has the obligation to defend and indemnify; however, this number tends to fluctuate up and down over time. Historically, the vast majority of these asbestos cases have been dismissed without payment or with a nominal payment. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of these matters will have a material effect on its overall financial position, results of operations, or cash flows.
Canada Revenue Agency
In October 2022, the Company received notice from the Canada Revenue Agency ("CRA") proposing that certain historical financing transactions between one of the Company's Canadian subsidiaries (Univar Canada Ltd.) and one of the Company's US subsidiaries (Univar Holdco Canada LLC) should be recharacterized as equity and not debt for the 2015 and 2016 tax years. The CRA has proposed that certain deductions claimed by the Canadian entity should be denied, resulting in additional tax due, as well as interest and penalties on the unpaid tax. The proposed assessment against the Company, inclusive of interest and penalties of Canadian Dollar ("C$") 22.9 million, totals C$51.9 million.
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

Stockholder Litigation
In connection with the Merger Agreement, two complaints have been filed as individual actions in federal court. The complaints are captioned O’Dell v. Univar Solutions Inc., et al., No. 1:23-cv-03314 (S.D.N.Y., April 20, 2023) and Wang v. Univar Solutions Inc., et al., No. 1:23-cv-03370 (S.D.N.Y., April 21, 2023) (collectively, the “Complaints”). In addition to the Complaints, on April 25, 2023, May 1, 2023, and May 2, 2023, purported stockholders of the Company sent demand letters (the "Demands," and together with the Complaints, the "Actions") in connection with the Merger Agreement.
The Actions generally allege that the preliminary proxy statement filed by the Company on April 13, 2023 in connection with the Merger Agreement (the “Preliminary Proxy”) misrepresents and/or omits certain purportedly material information. The Actions assert violations of Section 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by the Company and the members of its Board of Directors. The Actions seek, among other things: to enjoin the consummation of the transactions contemplated by the Merger Agreement unless and until the purportedly material information omitted from the Preliminary Proxy is disclosed; rescission or rescissory damages in the event the transactions contemplated by the Merger Agreement are consummated; direction for an accounting to the plaintiffs for all damages suffered as a result of the purported wrongdoing; an award of costs and disbursements of the actions, including reasonable attorneys’ and expert fees and expenses; and any other relief the court may deem just and proper.
The Company cannot predict the outcomes of the Actions but believes that they are without merit. If additional similar complaints are filed or demands are sent, absent new or significantly different allegations, the Company will not necessarily disclose such additional filings or demands.
Environmental
The Company is subject to various federal, state, and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively “environmental remediation work”) and from time to time the Company becomes aware of compliance matters regarding possible or alleged violations of these laws or regulations. For example, over the years, the Company has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation, and Liability Act and/or similar state laws that impose liability for costs relating to environmental remediation work at various sites. As a PRP, the Company may be required to pay a share of the costs of investigation and cleanup of certain sites. The Company is currently engaged in environmental remediation work at approximately 126 locations, some that are now or were previously Company-owned/occupied and some that were never Company-owned/occupied (“non-owned sites”).
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
In determining the appropriate level of environmental liabilities, the Company considers several factors such as information obtained from investigatory studies; the scope of remediation (including any changes over time); the interpretation, application, and enforcement of laws and regulations; changes in the costs of remediation programs; the development of alternative cleanup technologies and methods; and the relative level of the Company’s involvement at various sites for which the Company is allegedly associated. The level of annual expenditures for remedial, monitoring, and investigatory activities will change in the future as major components of planned remediation activities are completed and the scope, timing, and costs of existing activities are changed. Project lives, and therefore cash flows, may range from 2 to 30 years, depending on the specific site and type of remediation project.
Although the Company believes that its accruals are adequate for environmental contingencies, it is possible, due to the uncertainties noted above, that additional accruals could be required in the future that could have a material effect on the overall financial position, results of operations, or cash flows in a particular period.

Changes in total environmental liabilities, which were measured on an undiscounted basis, were as follows:

(in millions)
Environmental liabilities as of December 31, 2022	$90.9
Revised obligation estimates	3.7
Payments	(5.9)
Environmental liabilities as of March 31, 2023	$88.7

(in millions)	Balance Sheet Classification	March 31, 2023	December 31, 2022
Current environmental liabilities	Other accrued expenses	$32.0	$36.5
Long-term environmental liabilities	Other long-term liabilities	56.7	54.4
As of March 31, 2023, receivables for insurance recoveries of $6.7 million and $9.8 million were recorded within prepaid expenses and other current assets and other assets, respectively, in the condensed consolidated balance sheets. As of December 31, 2022, receivables for insurance recoveries of $6.7 million and $9.3 million were recorded within prepaid expenses and other current assets and other assets, respectively, in the condensed consolidated balance sheets. No insurance recoveries were recorded for the three months ended March 31, 2023. Insurance recoveries of $9.2 million were recorded within warehousing, selling, and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 2022.
14. Segments
The Company’s operations are structured into four reportable segments that represent the geographic areas under which it operates and manages the business. Management, including the Chief Operating Decision Maker, monitors the operating results of its reportable segments separately for the purpose of making decisions about resource allocation and performance assessment. Management evaluates performance of its reportable segments on the basis of Adjusted EBITDA. Adjusted EBITDA is defined as the sum of consolidated net income; depreciation; amortization; net interest expense; income tax expense; impairment charges; (gain) loss on sale of business; other operating expenses, net and other (expense) income, net (for both, see “Note 5: Supplemental financial information”).
Transfer prices between reportable segments are set on an arms-length basis in a similar manner to transactions with third parties. Corporate operating expenses that directly benefit segments have been allocated to the reportable segments. Allocable operating expenses are identified through a review process by management. The allocable operating expenses are assigned to the reportable segments on a basis that reasonably approximates the use of services, which is generally measured based on a weighted distribution of margin, asset, headcount, or time spent.
Financial information for the Company’s reportable segments was as follows:

(in millions)	USA	EMEA	Canada	LATAM	Other/ Eliminations(1)	Consolidated
Net sales
Three months ended March 31, 2023
External customers	$1,729.2	$514.1	$274.2	$167.4	$—	$2,684.9
Inter-segment	26.5	0.6	1.6	—	(28.7)	—
Net sales	$1,755.7	$514.7	$275.8	$167.4	$(28.7)	$2,684.9

Three months ended March 31, 2022
External customers	$1,843.2	$562.2	$293.4	$183.8	$—	$2,882.6
Inter-segment	28.5	0.7	1.8	—	(31.0)	—
Net sales	$1,871.7	$562.9	$295.2	$183.8	$(31.0)	$2,882.6
(1)Other/Eliminations represents the elimination of intersegment transactions.

	Three months ended March 31,
(in millions)	2023	2022
Adjusted EBITDA
USA	$145.8	$209.2
EMEA	44.3	63.8
Canada	25.4	36.7
LATAM	9.9	16.2
Other/Eliminations (1)	(10.0)	(6.6)
Consolidated	$215.4	$319.3
(1)Other/Eliminations represents unallocated corporate costs consisting of items specifically related to parent company operations that do not directly benefit segments, either individually or collectively.
The following table is a reconciliation of net income to Adjusted EBITDA for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(in millions)	2023	2022
Net income	$83.1	$180.8
Depreciation	32.4	32.9
Amortization	11.2	11.8
Interest expense, net	31.4	21.1
Income tax expense	25.3	64.7
EBITDA	183.4	311.3
Other operating expenses, net	25.4	15.7
Other expense (income), net	6.4	(7.7)
Impairment charges	0.2	—
Adjusted EBITDA	$215.4	$319.3
15. Subsequent events
Kale Kimya Agreement
In January 2023, the Company entered into an agreement to acquire Kale Kimya, a leading regional specialty chemical distributor in Turkey, for cash consideration of €125 million, subject to closing adjustments, and contingent consideration of up to €7 million. The transaction is expected to close in the second quarter of 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is based on financial data derived from the financial statements prepared in accordance with US GAAP and certain other financial data that is prepared using non-GAAP financial measures. For a reconciliation of each non-GAAP financial measure to its most comparable GAAP measure, see “Analysis of Segment Results” within this Item and “Note 14: Segments” to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q. Refer to “Non-GAAP Financial Measures” within this Item for more information about our use of non-GAAP financial measures.
Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. The MD&A should be read in conjunction with both the unaudited consolidated financial information and related notes included in this Form 10-Q and the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Overview
Univar Solutions Inc. is a leading global solutions provider to users of specialty ingredients and chemicals and provider of value-added services to customers across a wide range of diverse industries. We purchase chemicals and ingredients from thousands of producers worldwide and warehouse, repackage, blend, dilute, transport, and sell them to nearly 100,000 customer locations across approximately 120 countries.
Our operations are structured into four reportable segments that represent the geographic areas under which we operate and manage our business. These segments are USA, EMEA, Canada, and LATAM, which includes developing businesses in Latin America and the Asia-Pacific region.
Proposed Merger
On March 13, 2023, we entered into the Merger Agreement with Parent and Merger Sub. See “Note 1: Basis of presentation” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Factors Affecting Comparability of Results
Acquisitions
On February 6, 2023, we acquired ChemSol Group, a leading ingredients and specialty chemical distributor in Central America.
On July 29, 2022, we acquired Vicom Distribución Productos Quimicos, S.L., a leading regional specialty chemicals distributor in Spain and Portugal.
See “Note 2: Business combinations” in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the acquisitions noted above.
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
Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act (“IRA”) was enacted into US law. Effective for tax years beginning after December 31, 2022, the IRA imposes a 15% corporate minimum tax, a 1% excise tax on share repurchases, and creates and extends certain tax-related energy incentives. The tax-related provisions of the IRA do not have a material impact on the Company's consolidated financial statements.
Market Conditions
We market and sell commodity and specialty chemicals and ingredients that are used in manufacturing processes and as components in the production of other products. Our sales are correlated with and affected by seasonal fluctuations and cycles in the levels of industrial production, manufacturing output, and general economic activity. The current business environment in the markets in which we operate consists of complex dynamics that can change rapidly. Over the last several years, a combination of factors has impacted and disrupted global trade flows, which has resulted in dynamic and inflationary pricing conditions, in various end markets and geographies.

Starting in late 2022, we began to see an abatement of significant disruption within supply chains, as well as monetary policy changes designed to increase the cost of capital and rein in inflation. These changes have put downward pressure on demand as customers throughout the value chain reduce inventory positions in favor of larger cash positions. Despite the downward pressure in demand, we continue to see strength in one of our core value propositions, which is to de-risk supply chains for our customers and suppliers.

In such a dynamic environment, we are focused on connectivity with our customers and supply base to better understand demand and supply impacts on their operations. We believe our value as a distributor has grown over the past several years as we have demonstrated reliability, consistency, and security of supply. We work to meet demand requirements through our extensive network, installed asset base, transportation and digital assets, and supplier partnerships, supported by our network of Solution Centers and technically-trained professionals with deep industry knowledge.
A summary of our sales channel and underlying end market performance as of March 31, 2023, with corresponding impacts from the current environment are as follows (percentages represent 2023 first quarter Consolidated Net sales):
Chemicals and Services (67%) - Within our Chemicals and Services sales channel, we continue to see resilient growth in inorganic chemistries as well as our Energy and Mining markets. We have a focus on expanding our role in Municipal and Industrial Water treatment, with a wide array of chemistries and services designed to help manage and purify water. In our core chemical distribution, we are seeing lower demand in product sales; however, cost and pricing remains higher as the prior period inflation is entrenched in the supply chain. We are seeing pockets of increased demand in select end markets tied to electric vehicle and green energy production.
Ingredients and Specialties (33%) - Our Ingredients and Specialties sales channel has experienced the impacts of a decline in consumer demand, particularly within Coatings, Adhesives, Sealants, and Elastomers and Personal Care, as customers react to lower demand, a need to destock existing inventories, and some deflationary pressures. We are encouraged by our Pharma and Lubricants businesses as we drive ongoing business activity with the support of our formulations lab and technically focused sales strategy. In Food, we are seeing the benefits of our specialty ingredients focus, despite the volatility in certain pricing categories. In Household and Industrial Cleaning, we are beginning to see the return of the automotive care industry as pricing normalization returns.

Results of Operations

	Three months ended March 31,		Favorable (unfavorable)	% Change
(in millions)	2023	2022
Net sales	$2,684.9	$2,882.6	$(197.7)	(6.9)%
Cost of goods sold (exclusive of depreciation)	2,045.6	2,153.1	107.5	(5.0)%
Operating expenses:
Outbound freight and handling	117.4	115.9	(1.5)	1.3%
Warehousing, selling, and administrative	306.5	294.3	(12.2)	4.1%
Other operating expenses, net	25.4	15.7	(9.7)	61.8%
Depreciation	32.4	32.9	0.5	(1.5)%
Amortization	11.2	11.8	0.6	(5.1)%
Impairment charges	0.2	—	(0.2)	N/M
Total operating expenses	493.1	470.6	(22.5)	4.8%
Operating income	146.2	258.9	(112.7)	(43.5)%
Other expense:
Interest income	1.8	1.1	0.7	63.6%
Interest expense	(33.2)	(22.2)	(11.0)	49.5%
Other (expense) income, net	(6.4)	7.7	(14.1)	(183.1)%
Total other expense	(37.8)	(13.4)	(24.4)	182.1%
Income before income taxes	108.4	245.5	(137.1)	(55.8)%
Income tax expense	25.3	64.7	39.4	(60.9)%
Net income	$83.1	$180.8	$(97.7)	(54.0)%

	Three months ended March 31,		Favorable (unfavorable)	% Change
(in millions)	2023	2022
Gross profit (exclusive of depreciation):
Net sales	$2,684.9	$2,882.6	$(197.7)	(6.9)%
Cost of goods sold (exclusive of depreciation)	2,045.6	2,153.1	107.5	(5.0)%
Gross profit (exclusive of depreciation)	$639.3	$729.5	$(90.2)	(12.4)%
Net sales
Net sales decreased $197.7 million, or 6.9%, for the three months ended March 31, 2023. On a constant currency basis, net sales decreased $158.2 million, or 5.5%. The decrease was primarily due to lower demand, partially offset by pricing discipline. Refer to the “Analysis of Segment Results” for additional information.
Gross profit (exclusive of depreciation)
Gross profit (exclusive of depreciation) decreased $90.2 million, or 12.4%, to $639.3 million for the three months ended March 31, 2023. On a constant currency basis, gross profit (exclusive of depreciation) decreased $81.3 million, or 11.1%. The decrease in gross profit (exclusive of depreciation) was primarily attributable to lower demand and higher input cost inflation, partially offset by pricing discipline. Refer to the “Analysis of Segment Results” and “Non-GAAP Financial Measures” for additional information.
Operating expenses
Outbound freight and handling
Outbound freight and handling expenses increased $1.5 million, or 1.3%, for the three months ended March 31, 2023. On a constant currency basis, outbound freight and handling expenses increased $2.7 million, or 2.3%. Refer to the “Analysis of Segment Results” for additional information.

Warehousing, selling, and administrative
Warehousing, selling, and administrative expenses (“WS&A”) increased $12.2 million, or 4.1%, for the three months ended March 31, 2023. On a constant currency basis, WS&A increased $15.6 million, or 5.3%, primarily attributable to an environmental remediation recovery in the prior year and higher operating costs, partially offset by lower variable compensation. Refer to the “Analysis of Segment Results” for additional information.
Other operating expenses, net
Other operating expenses, net increased $9.7 million for the three months ended March 31, 2023. Refer to “Note 5: Supplemental financial information” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Depreciation and Amortization
Depreciation expense decreased $0.5 million, or 1.5%, for the three months ended March 31, 2023. On a constant currency basis, depreciation expense decreased $0.1 million, or 0.3%.
Amortization expense decreased $0.6 million, or 5.1%, for the three months ended March 31, 2023, primarily due to certain intangible assets reaching the end of their amortizable lives.
Other expense
Interest expense
Interest expense increased $11.0 million, or 49.5%, for the three months ended March 31, 2023, primarily due to higher average interest rates on floating rate debt. Refer to “Note 7: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other (expense) income, net
Other (expense) income, net changed $14.1 million, or 183.1%, from income of $7.7 million for the three months ended March 31, 2022 to expense of $6.4 million for the three months ended March 31, 2023. Refer to “Note 5: Supplemental financial information” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Income tax expense
Income tax expense was $25.3 million for the three months ended March 31, 2023, resulting in an effective income tax rate of 23.3%. Income tax expense was $64.7 million for the three months ended March 31, 2022, resulting in an effective income tax rate of 26.4%.
Our 2023 and 2022 effective income tax rates were higher than the US federal statutory rate of 21.0%, primarily due to higher rates on foreign earnings, US tax on foreign earnings, US state income taxes, and non-deductible employee costs.

Results of Reportable Business Segments
Our operations are structured into four reportable segments that represent the geographic areas under which we operate and manage our business. These segments are USA, EMEA, Canada, and LATAM, which includes developing businesses in Latin America and the Asia-Pacific region. Management believes Adjusted EBITDA is an important measure of operating performance, which is used as the primary basis for the chief operating decision maker to evaluate the performance of each of our reportable segments.
We believe certain other financial measures that are not calculated in accordance with US GAAP provide relevant and meaningful information concerning our ongoing operating results. These financial measures include gross profit (exclusive of depreciation), gross margin, and Adjusted EBITDA margin. Such non-GAAP financial measures are referred to from time to time in this report, but should not be viewed as a substitute for GAAP measures of performance and should be considered along with the comparable US GAAP measures. See “Note 14: Segments” in Item 1 of this Quarterly Report on Form 10-Q, “Analysis of Segment Results” within this Item, and “Non-GAAP Financial Measures” within this Item for additional information.
Analysis of Segment Results
USA

	Three months ended March 31,		Favorable (unfavorable)	% Change
(in millions)	2023	2022
Net sales:
External customers	$1,729.2	$1,843.2	$(114.0)	(6.2)%
Inter-segment	26.5	28.5	(2.0)	(7.0)%
Total net sales	1,755.7	1,871.7	(116.0)	(6.2)%
Cost of goods sold (exclusive of depreciation)	1,332.6	1,398.8	66.2	(4.7)%
Outbound freight and handling	87.9	85.8	(2.1)	2.4%
Warehousing, selling, and administrative	189.4	177.9	(11.5)	6.5%
Adjusted EBITDA	$145.8	$209.2	$(63.4)	(30.3)%

	Three months ended March 31,		Favorable (unfavorable)	% Change
(in millions)	2023	2022
Gross profit (exclusive of depreciation):
Net sales	$1,755.7	$1,871.7	$(116.0)	(6.2)%
Cost of goods sold (exclusive of depreciation)	1,332.6	1,398.8	66.2	(4.7)%
Gross profit (exclusive of depreciation)	$423.1	$472.9	$(49.8)	(10.5)%
External sales decreased $114.0 million, or 6.2%, for the three months ended March 31, 2023, primarily due to lower demand, partially offset by pricing discipline.
Gross profit (exclusive of depreciation) decreased $49.8 million, or 10.5%, for the three months ended March 31, 2023, primarily attributable to lower demand and higher input cost inflation, partially offset by pricing discipline. Gross margin decreased from 25.7% for the three months ended March 31, 2022 to 24.5% for the three months ended March 31, 2023, primarily impacted by input cost inflation, partially offset by pricing discipline.
Outbound freight and handling expenses increased $2.1 million, or 2.4%, for the three months ended March 31, 2023, primarily due to higher delivery costs caused by inflation, partially offset by lower volume.
WS&A increased $11.5 million, or 6.5%, for the three months ended March 31, 2023, primarily attributable to an environmental remediation recovery in the prior year and higher operating costs, partially offset by lower variable compensation. As a percentage of external sales, WS&A increased from 9.7% for the three months ended March 31, 2022 to 11.0% for the three months ended March 31, 2023 primarily due to the decrease in sales and an environmental remediation recovery in the prior year.
Adjusted EBITDA decreased $63.4 million, or 30.3%, for the three months ended March 31, 2023, primarily driven by lower gross profit (exclusive of depreciation) and higher WS&A. Adjusted EBITDA margin decreased from 11.3% in the three months ended March 31, 2022 to 8.4% for the three months ended March 31, 2023, primarily due to lower gross margin.

EMEA

	Three months ended March 31,		Favorable (unfavorable)	% Change
(in millions)	2023	2022
Net sales:
External customers	$514.1	$562.2	$(48.1)	(8.6)%
Inter-segment	0.6	0.7	(0.1)	(14.3)%
Total net sales	514.7	562.9	(48.2)	(8.6)%
Cost of goods sold (exclusive of depreciation)	396.1	421.3	25.2	(6.0)%
Outbound freight and handling	16.6	17.0	0.4	(2.4)%
Warehousing, selling, and administrative	57.7	60.8	3.1	(5.1)%
Adjusted EBITDA	$44.3	$63.8	$(19.5)	(30.6)%

	Three months ended March 31,		Favorable (unfavorable)	% Change
(in millions)	2023	2022
Gross profit (exclusive of depreciation):
Net sales	$514.7	$562.9	$(48.2)	(8.6)%
Cost of goods sold (exclusive of depreciation)	396.1	421.3	25.2	(6.0)%
Gross profit (exclusive of depreciation)	$118.6	$141.6	$(23.0)	(16.2)%
External sales decreased $48.1 million, or 8.6%, for the three months ended March 31, 2023. On a constant currency basis, external sales decreased $17.6 million, or 3.1%, primarily due to lower demand, partially offset by pricing discipline.
Gross profit (exclusive of depreciation) decreased $23.0 million, or 16.2%, for the three months ended March 31, 2023. On a constant currency basis, gross profit (exclusive of depreciation) decreased $16.5 million, or 11.7%, primarily due to lower demand and higher input cost inflation. Gross margin decreased from 25.2% for the three months ended March 31, 2022 to 23.1% for the three months ended March 31, 2023, primarily impacted by input cost inflation, partially offset by pricing discipline.
Outbound freight and handling expenses decreased $0.4 million, or 2.4%, for the three months ended March 31, 2023. On a constant currency basis, outbound freight and handling expenses increased $0.4 million, or 2.4%, primarily due to higher delivery costs caused by inflation.
WS&A decreased $3.1 million, or 5.1%, for the three months ended March 31, 2023. On a constant currency basis, WS&A decreased $0.5 million, or 0.8%, primarily due to lower variable compensation, partially offset by higher operating expenses. As a percentage of external sales, WS&A increased from 10.8% for the three months ended March 31, 2022 to 11.2% for the three months ended March 31, 2023 primarily due to the decrease in sales.
Adjusted EBITDA decreased $19.5 million, or 30.6%, for the three months ended March 31, 2023. On a constant currency basis, Adjusted EBITDA decreased $16.4 million, or 25.7%, primarily due to lower gross profit (exclusive of depreciation). Adjusted EBITDA margin decreased from 11.3% for the three months ended March 31, 2022 to 8.6% for the three months ended March 31, 2023, primarily due to lower gross margin.

Canada

	Three months ended March 31,		Favorable (unfavorable)	% Change
(in millions)	2023	2022
Net sales:
External customers	$274.2	$293.4	$(19.2)	(6.5)%
Inter-segment	1.6	1.8	(0.2)	(11.1)%
Total net sales	275.8	295.2	(19.4)	(6.6)%
Cost of goods sold (exclusive of depreciation)	212.3	220.7	8.4	(3.8)%
Outbound freight and handling	9.7	9.9	0.2	(2.0)%
Warehousing, selling, and administrative	28.4	27.9	(0.5)	1.8%
Adjusted EBITDA	$25.4	$36.7	$(11.3)	(30.8)%

	Three months ended March 31,		Favorable (unfavorable)	% Change
(in millions)	2023	2022
Gross profit (exclusive of depreciation):
Net sales	$275.8	$295.2	$(19.4)	(6.6)%
Cost of goods sold (exclusive of depreciation)	212.3	220.7	8.4	(3.8)%
Gross profit (exclusive of depreciation)	$63.5	$74.5	$(11.0)	(14.8)%
External sales decreased $19.2 million, or 6.5%, for the three months ended March 31, 2023. On a constant currency basis, external sales decreased $0.7 million, or 0.2%, primarily due to lower demand.
Gross profit (exclusive of depreciation) decreased $11.0 million, or 14.8%, for the three months ended March 31, 2023. On a constant currency basis, gross profit (exclusive of depreciation) decreased $6.7 million, or 9.0%, primarily attributable to lower demand and higher input cost inflation, partially offset by pricing discipline. Gross margin decreased from 25.4% for the three months ended March 31, 2022 to 23.2% for the three months ended March 31, 2023, primarily impacted by input cost inflation, partially offset by pricing discipline.
Outbound freight and handling expenses decreased $0.2 million, or 2.0%, for the three months ended March 31, 2023. On a constant currency basis, outbound freight and handling expenses increased $0.4 million, or 4.0%, primarily due to higher delivery costs caused by inflation.
WS&A increased $0.5 million, or 1.8%, for the three months ended March 31, 2023. On a constant currency basis, WS&A increased by $2.4 million, or 8.6%, primarily due to higher operating costs, partially offset by lower variable compensation. As a percentage of external sales, WS&A increased from 9.5% for the three months ended March 31, 2022 to 10.4% for the three months ended March 31, 2023, primarily due to the decrease in sales.
Adjusted EBITDA decreased $11.3 million, or 30.8%, for the three months ended March 31, 2023. On a constant currency basis, Adjusted EBITDA decreased $9.5 million, or 25.9%, primarily due to lower gross profit (exclusive of depreciation) and increased WS&A. Adjusted EBITDA margin decreased from 12.5% for the three months ended March 31, 2022 to 9.3% for the three months ended March 31, 2023, primarily due to lower gross margin.

LATAM

	Three months ended March 31,		Favorable (unfavorable)	% Change
(in millions)	2023	2022
Net sales:
External customers	$167.4	$183.8	$(16.4)	(8.9)%
Total net sales	167.4	183.8	(16.4)	(8.9)%
Cost of goods sold (exclusive of depreciation)	133.3	143.3	10.0	(7.0)%
Outbound freight and handling	3.2	3.2	—	—%
Warehousing, selling, and administrative	21.0	21.1	0.1	(0.5)%
Adjusted EBITDA	$9.9	$16.2	$(6.3)	(38.9)%

	Three months ended March 31,		Favorable (unfavorable)	% Change
(in millions)	2023	2022
Gross profit (exclusive of depreciation):
Net sales	$167.4	$183.8	$(16.4)	(8.9)%
Cost of goods sold (exclusive of depreciation)	133.3	143.3	10.0	(7.0)%
Gross profit (exclusive of depreciation)	$34.1	$40.5	$(6.4)	(15.8)%
External sales decreased $16.4 million, or 8.9%, for the three months ended March 31, 2023. On a constant currency basis, external net sales decreased $26.0 million, or 14.1%, primarily due to lower demand, partially offset by pricing discipline.
Gross profit (exclusive of depreciation) decreased $6.4 million, or 15.8%, for the three months ended March 31, 2023. On a constant currency basis, gross profit (exclusive of depreciation) decreased $8.3 million, or 20.5%, primarily due to lower demand and input cost inflation, partially offset by pricing discipline. Gross margin decreased from 22.0% for the three months ended March 31, 2022 to 20.4% for the three months ended March 31, 2023, primarily impacted by input cost inflation, partially offset by pricing discipline.
Outbound freight and handling expenses were flat for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. On a constant currency basis, outbound freight and handling expenses decreased $0.2 million, or 6.3%.
WS&A decreased $0.1 million, or 0.5%, for the three months ended March 31, 2023. On a constant currency basis, WS&A decreased $1.2 million, or 5.7%, primarily due to corporate allocations and operating costs, partially offset by higher compensation costs. As a percentage of external sales, WS&A increased from 11.5% for the three months ended March 31, 2022 to 12.5% for the three months ended March 31, 2023, primarily due to the decrease in sales.
Adjusted EBITDA decreased $6.3 million, or 38.9%, for the three months ended March 31, 2023. On a constant currency basis, Adjusted EBITDA decreased $6.9 million, or 42.6%, primarily due to lower gross profit (exclusive of depreciation). Adjusted EBITDA margin decreased from 8.8% for the three months ended March 31, 2022 to 5.9% for the three months ended March 31, 2023, primarily due to lower gross margin.

Liquidity and Capital Resources
The Company’s primary sources of liquidity are cash generated from operations and borrowings under its committed Senior ABL Credit Facility. As of March 31, 2023, liquidity for the Company was $1,147.6 million, comprised of $377.7 million of cash and cash equivalents and $769.9 million of available borrowings under our credit facility. The credit facility is guaranteed by certain significant subsidiaries and secured by such parties’ eligible accounts receivable, inventory, and cash with a maximum borrowing capacity of $1.6 billion. Significant reductions in our accounts receivable, inventory, and cash would reduce our availability to access liquidity under the credit facility. We have no active financial maintenance covenants in our credit agreements; however, there is a springing fixed charge coverage ratio (“FCCR”) under the revolving credit facility of 1.0x, applicable only if availability is less than or equal to 10% of the borrowing capacity. If the FCCR was applicable, the calculation would have been 5.0x as of March 31, 2023.
Our primary short-term liquidity and capital resource needs are to finance operating expenses, working capital, capital expenditures, other liabilities including environmental remediation and interest, possible business acquisitions, share repurchases, and general corporate purposes. The majority of our debt obligations mature in 2026 and beyond. To the extent that our cash balances from time to time exceed amounts that are needed to fund our immediate liquidity requirements, we will consider alternative uses of some or all of such excess cash. Such alternatives may include, among others, the redemption or repurchase of debt securities or other borrowings through open market purchases, privately negotiated transactions, or otherwise. Refer to “Note 7: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information related to our debt obligations. Management continues to balance its focus on sales and earnings growth with continuing efforts in cost control and working capital management.
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
We may from time to time refinance or take steps to reduce debt or interest costs. The amount of debt, if any, that may be reduced or refinanced will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants, and other considerations.
We expect our 2023 capital expenditures to be approximately $155 million to $165 million for maintenance and growth, including safety, cost improvements, and ESG investments. Interest payments for 2023 are expected to be approximately $120 million to $130 million. We expect to fund our capital expenditures and interest payments with cash from operations or cash on hand.
We believe funds provided by our primary sources of liquidity will be adequate to meet our liquidity, debt repayment obligation, and capital resource needs for at least the next 12 months under current operating conditions.
Cash Flows
The following table presents a summary of our cash flows:

	Three months ended March 31,
(in millions)	2023	2022
Net cash used by operating activities	$(2.9)	$(134.4)
Net cash used by investing activities	(51.4)	(34.5)
Net cash provided by financing activities	38.9	170.8
Operating Activities
Cash used by operating activities decreased $131.5 million for the three months ended March 31, 2023. The decrease was primarily due to the timing of changes in trade working capital, partially offset by lower net income, exclusive of non-cash items, and the other, net cash flow item.
Cash used by trade working capital, which includes trade accounts receivable, net, inventories, and trade accounts payable, decreased $263.5 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The year-over-year decrease in cash used by trade working capital was due to a favorable change in trade accounts receivable, net related to the timing of sales and cash collections and a favorable change in inventories related to the timing of purchases, partially offset by an increase in cash used by trade accounts payable primarily attributable to the timing of payments.

The change in net income, exclusive of non-cash items, decreased $121.4 million from $261.6 million for the three months ended March 31, 2022 to $140.2 million for the three months ended March 31, 2023. Cash used by other, net increased $48.8 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily attributable to accrued compensation and timing differences related to other assets and liabilities.
Investing Activities
Investing cash flows for the three months ended March 31, 2023 included capital expenditures of $39.1 million, cash paid for the ChemSol Group acquisition of $18.0 million, and proceeds of $5.8 million from the sale of property, plant, and equipment. Investing cash flows for the three months ended March 31, 2022 included capital expenditures of $32.5 million, cash paid for acquisitions of $3.8 million, and proceeds of $1.8 million from the sale of property, plant, and equipment.
Financing Activities
Financing cash flows for the three months ended March 31, 2023 included net proceeds under revolving credit facilities of $57.0 million and long-term debt repayments of $10.5 million. Financing cash flows for the three months ended March 31, 2022 included net proceeds under revolving credit facilities of $197.1 million, long-term debt repayments of $12.0 million, and share repurchases of $24.0 million.
Contractual Obligations and Commitments
There were no material changes in the Company’s contractual obligations and commitments since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, other than as disclosed in “Note 7: Debt” to the interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as the “Liquidity and Capital Resources” included in Item 2 of this Quarterly Report on Form 10-Q.
Critical Accounting Estimates
There were no material changes in the Company’s critical accounting estimates since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
Any forward-looking statements represent our views only as of the date of this report and should not be relied upon as representing our views as of any subsequent date, and we undertake no obligation, other than as may be required by law, to update any forward-looking statement. We caution you that forward-looking statements are not guarantees of future performance and that our actual performance may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Forward-looking statements include, but are not limited to, statements about:

•the expected timing of the completion of the Merger and the ability of the parties to consummate the Merger;
•demand for products, systems, and services that meet growing customer sustainability standards, expectations, and preferences and our ability to provide such products, systems, and services to maintain our competitive position;
•our ability to solve customer technical challenges and accelerate product development cycles;
•our ability to sell specialty products at higher profit;
•our liquidity outlook and the funding thereof, and cash requirements and adequacy of resources to fund them;
•the impact of ongoing tax guidance and interpretations;
•the impact of public-health emergencies, weather events, and economic conditions on our end markets, operations, financial condition, and operating results;
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
Potential factors that could affect such forward-looking statements include, among others:
•that a condition to the closing of the Merger may not be satisfied;
•the occurrence of any event that can give rise to termination of the Merger;
•the failure to obtain approval of the Merger by the Company’s stockholders;
•the failure to obtain certain required regulatory approvals or the failure to satisfy any of the other closing conditions to the completion of the Merger within the expected timeframes or at all;
•management’s time and attention being diverted to issues related to the Merger;
•the Company’s ability to meet expectations regarding the timing and completion of the Merger;
•disruption from the Merger making it more difficult to maintain business, contractual, and operational relationships;
•the institution of legal proceedings against the Company, Parent, Merger Sub, and certain of their affiliates related to the Merger;
•the Company becoming unable to retain or hire key personnel due to the Merger;
•the announcement of the Merger having a negative effect on the market price of the Company’s common stock or operating results;
•certain restrictions during the pendency of the proposed Merger that may impact the Company's ability to pursue certain business opportunities or strategic transactions;
•the Company's ability to meet expectations regarding the accounting and tax treatments of the proposed Merger;
•economic conditions, particularly fluctuations in industrial production and consumption and the timing and extent of economic downturns;
•significant changes in the business strategies of producers or in the operations of our customers;
•delivery failures or hazards and risks related to our operations and the hazardous materials we handle;
•potential inability to obtain adequate insurance coverage;
•increased competitive pressures, including as a result of competitor consolidation;
•potential supply chain disruptions;
•significant changes in the pricing, demand, and availability of chemicals;
•potential cybersecurity incidents, including security breaches;
•our indebtedness, the restrictions imposed by, and costs associated with, our debt instruments, and our ability to obtain additional financing;
•the broad spectrum of laws and regulations that we are subject to, including extensive environmental, health, and safety laws and regulations and changes in tax laws;
•an inability to generate sufficient working capital;
•transportation related challenges, including increases in transportation and fuel costs, changes in our relationship with third party transportation providers, and ability to attract and retain qualified drivers;
•accidents, safety failures, environmental damage, and product quality issues;
•ongoing litigation, potential product liability claims and recalls, and other environmental, legal, and regulatory risks;
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
•our ability to execute on our initiatives and goals related to environmental, social, and governance ("ESG") matters and the increasing legal and regulatory focus on ESG;
•the impacts resulting from the conflict in Ukraine or related geopolitical tensions;
•the ability of the Company to successfully recover from a disaster or other business continuity problem due to a hurricane, flood, earthquake, terrorist attack, war, conflict, pandemic, security breach, cyber-attack, power loss, telecommunications failure, or other natural or man-made event, including the ability to function remotely during long-term disruptions such as the COVID-19 pandemic;
•the impact of public health crises, such as pandemics (including the COVID-19 pandemic) and epidemics and any related Company or governmental policies and actions to protect the health and safety of individuals or governmental policies or actions to maintain the functioning of national or global economies and markets, including any quarantine, "shelter in place," "stay at home," workforce reduction, social distancing, shut down, or similar actions and policies;
•actions by third parties, including government agencies; and
•the other factors described in the Company’s filings with the Securities and Exchange Commission.
The Quarterly Report on Form 10-Q, including the uncertainties and factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 should be read in full and with the understanding that actual future results may be materially different from expectations expressed or implied by any forward-looking statement. All forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise and changes in future operating results over time or otherwise.
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
We define Adjusted EBITDA as the sum of consolidated net income; depreciation; amortization; net interest expense; income tax expense; impairment charges; (gain) loss on sale of business; other operating expenses, net and other (expense) income, net (for both, see “Note 5: Supplemental financial information” in Item 1 of this Quarterly Report on Form 10-Q for additional information). For a reconciliation of net income to Adjusted EBITDA, the most comparable measure calculated in accordance with GAAP, see “Note 14: Segments” to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.
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
The non-GAAP financial measures noted above are not calculated in accordance with GAAP and should not be considered a substitute for net income or any other measure of financial performance presented in accordance with GAAP. They are included as a complement to results provided in accordance with GAAP because management believes these non-GAAP financial measures help investors’ ability to analyze underlying trends in the Company’s business, evaluate its performance relative to other companies in its industry, and provide useful information to both management and investors by excluding certain items that may not be indicative of the Company’s core operating results. Additionally, other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There were no material changes from the “Quantitative and Qualitative Disclosures about Market Risk” disclosed in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation as of March 31, 2023 of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer concluded the Company’s disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Information pertaining to legal proceedings can be found in Note 13 to the interim condensed consolidated financial statements included in Part I, Item 1. Financial Statements of this report.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, other than the addition of the risks below related to the proposed Merger. For all other risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2022.
Risks Relating to the Proposed Merger
The announcement and pendency of our proposed acquisition by affiliates of Apollo and Platinum Falcon could adversely impact our business, financial condition, and results of operations.
On March 13, 2023, we entered into the Merger Agreement with Parent and Merger Sub. Uncertainty about the effect of the Merger on our employees, customers, and other parties may have an adverse effect on our business, financial condition, and results of operations regardless of whether the Merger is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Merger:
•the impairment of our ability to attract, retain, and motivate our employees, including key personnel;
•the diversion of significant management time and resources toward the completion of the Merger;
•difficulties maintaining relationships with customers, suppliers, and other business partners;
•delays or deferments of certain business decisions by our customers, suppliers, and other business partners;
•the inability to pursue alternative business opportunities or make appropriate changes to our business because the Merger Agreement requires us to use reasonable best efforts to conduct our business in the ordinary course and to use commercially reasonable efforts to preserve our business organization intact and to maintain existing relations with key customers, suppliers, lenders, partners, officers, employees, governmental entities, and other third parties with whom we and our subsidiaries have significant business relationships or regulatory relationships and to not engage in certain types of transactions prior to the completion of the Merger;
•litigation relating to the Merger and the costs related thereto; and
•the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger.
The completion of the Merger is subject to certain closing conditions, including stockholder approval and certain regulatory conditions, and the failure to consummate the Merger within the expected timeframe or at all could adversely impact our business, financial condition, and results of operations.
The respective obligations of the Company and Parent to consummate the Merger are subject to the fulfillment or waiver of certain customary mutual closing conditions, including: (i) the adoption of the Merger Agreement by holders of a majority of the outstanding shares of the Company’s common stock, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain other regulatory approvals, including other applicable antitrust and foreign investment reviews, and (iii) the absence of any order, decree, or ruling by any other governmental entity in any jurisdiction in which Parent or the Company have material business operations and the absence of any law, statute, rule, regulation, decree, injunction, or order in any jurisdiction in which Parent or the Company have material business operations that prohibits or makes the consummation of the Merger illegal. The obligation of each party to consummate the Merger is also conditioned upon certain unilateral closing conditions, including the other party’s representations and warranties being accurate (subject to certain customary materiality exceptions) and the other party having performed in all material respects all obligations and complied in all material respects with its covenants in the Merger Agreement. The obligation of Parent to consummate the Merger is additionally conditioned upon the absence of a material adverse effect, as specified in the Merger Agreement, on the Company since the execution of the Merger Agreement.
We can provide no assurance that the closing conditions will otherwise be fulfilled (or waived, if applicable) in a timely manner or at all, and, if all closing conditions are timely fulfilled (or waived, if applicable), we can provide no assurance as to the terms, conditions, and timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within either our, Parent’s, Merger Sub’s, Apollo’s, or Platinum Falcon’s control, and we cannot predict when or if these conditions will be fulfilled (or waived, if applicable).
The Merger Agreement also includes termination provisions for both the Company and Parent, subject, in certain circumstances, to the payment by the Company of a termination fee of $204.2 million in cash upon termination of the Merger Agreement under specified circumstances. If we are required to make this payment, doing so may materially adversely affect our business, financial condition, and results of operations.

There can be no assurance that a remedy will be available to us in the event of a breach of the Merger Agreement by Parent or its affiliates or that we will wholly or partially recover for any damages incurred by us in connection with the Merger. A failed transaction may result in negative publicity and a negative impression of us among our customers or in the investment community or business community generally. Further, any disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our customers, suppliers, lenders, partners, officers, employees, governmental entities, and other third parties could continue or accelerate in the event of a failed transaction. In addition, if the Merger is not completed, and there are no other parties willing and able to acquire the Company at a price of $36.15 per share or higher, on terms acceptable to us, the share price of the Company’s common stock may decline to the extent that the current market price of the Company’s common stock reflects an assumption that the Merger will be completed.
Also, we have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger, for which we will have received little or no benefit if the Merger is not completed. Fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.
Lawsuits may be filed against us or our Board of Directors challenging the transactions contemplated by the Merger Agreement or the Merger, which could prevent or delay the completion of the Merger or result in the payment of damages.
Litigation relating to the Merger may be filed against us or our Board of Directors. Among other remedies, claimants could seek damages and/or to enjoin the Merger and the other transactions contemplated by the Merger Agreement. An adverse ruling in any such lawsuit may delay or prevent the proposed Merger from being completed. Any such actions may create uncertainty relating to the Merger and may be costly and distracting to our management.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Information on common stock purchases by the Company during the first quarter of 2023 is provided below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(1)	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (millions)(1)
January 1-31, 2023	—	$—	—	$1,040.9
February 1-28, 2023(2)	546,751	91.54	546,751	1,040.8
March 1-31, 2023	75,100	32.31	75,100	1,038.4
Total	621,851	$84.39	621,851
(1)On November 1, 2021, the Company announced that its Board of Directors had authorized a share repurchase program of up to $500.0 million of its outstanding common stock, which expires on October 27, 2026. On November 1, 2022, the Company announced that its Board of Directors had approved an increase in the amount of authorized repurchases under the program of $1.0 billion, resulting in a total authorized repurchase amount of $1.5 billion. While the Merger Agreement is in effect, the Company is prohibited from repurchasing shares of its common stock, except in limited circumstances detailed in the Merger Agreement. In this regard, the Company's ability to make repurchases pursuant to the share repurchase program is limited to an amount not to exceed $300.0 million per fiscal year.
(2)On November 1, 2022, the Company entered into an accelerated share repurchase agreement (“ASR”) with Goldman Sachs & Co. LLC (“Goldman”) to repurchase $200.0 million of its common stock. On November 3, 2022, the Company paid $200.0 million to Goldman and received an initial delivery of approximately 5.8 million shares of its common stock, which represented 75% of the notional value of the ASR divided by the closing price of the Company’s common stock on November 1, 2022. The final number of shares repurchased under the ASR was based on the daily volume-weighted average prices for Rule 10b-18 eligible transactions in the Company’s common stock during the term of the ASR, less a discount and subject to adjustment pursuant to the terms of the ASR. At final settlement in February 2023, the Company received an additional delivery of approximately 0.5 million shares of its common stock from Goldman. The Company received approximately 6.3 million shares in total, which resulted in an average repurchase price of $31.66 per share.

Item 5. Other Information
As previously disclosed on April 7, 2023, Noelle J. Perkins, Senior Vice President, General Counsel and Secretary of Univar Solutions Inc. will depart the Company following a mutually agreeable transition period during which she will remain in her current role. On May 8, 2023, Ms. Perkins and the Company entered into a Transition, Separation and Release Agreement pursuant to which Ms. Perkins will remain with the Company in her current role through June 30, 2023 (“Separation Date”), and will receive a lump sum payment of $2.0 million, subject to the completion of the Company’s proposed Merger and payable within five days following the completion of the Merger. Upon the Separation Date, Ms. Perkins will forfeit any unvested Company equity awards. The Transition, Separation and Release Agreement includes a customary release of claims in favor of the Company and an acknowledgement by Ms. Perkins that she remains subject to her existing restrictive covenants.
Item 6.     Exhibits

Exhibit Number	Exhibit Description
2.1***	Agreement and Plan of Merger, entered into by and among Windsor Parent, L.P., Windsor Merger Sub, Inc. and Univar Solutions Inc., dated as of March 13, 2023, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company, filed on March 14, 2023.

10.1*†	Form of Employee Restricted Stock Unit Agreement for awards granted to Certain Executives on or after February 17, 2023, 2020 Omnibus Incentive Plan.

10.2*†	Form of Employee Performance-Based Restricted Stock Unit Agreement for awards granted to Certain Executives on or after February 17, 2023, 2020 Omnibus Incentive Plan.

10.3*†	Transition, Separation and Release Agreement, dated May 8, 2023, between the Company and Noelle J. Perkins.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________

†	Identifies each management compensation plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
***	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules or exhibits upon request by the SEC; provided that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univar Solutions Inc. (Registrant)

By:	/s/ David C. Jukes
David C. Jukes President and Chief Executive Officer
Date: May 8, 2023

By:	/s/ Nicholas W. Alexos
Nicholas W. Alexos Executive Vice President and Chief Financial Officer
Date: May 8, 2023