Form 10-Q
period 2023-06-30
Univar Solutions Inc.
filed 2023-07-31
CIK 1494319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 27, 2023, 157,799,503 shares of the registrant’s common stock were outstanding.

Univar Solutions Inc.
Form 10-Q
For the quarterly period ended June 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Univar Solutions Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2023	2022	2023	2022
Net sales	$2,574.1	$3,016.6	$5,259.0	$5,899.2
Cost of goods sold (exclusive of depreciation)	1,949.3	2,280.6	3,994.9	4,433.7
Operating expenses:
Outbound freight and handling	113.9	125.7	231.3	241.6
Warehousing, selling, and administrative	289.5	318.7	596.0	613.0
Other operating expenses, net	12.5	5.3	37.9	21.0
Depreciation	33.9	32.2	66.3	65.1
Amortization	11.9	12.0	23.1	23.8
Impairment charges	0.2	—	0.4	—
Total operating expenses	461.9	493.9	955.0	964.5
Operating income	162.9	242.1	309.1	501.0
Other expense:
Interest income	2.0	1.0	3.8	2.1
Interest expense	(33.8)	(24.3)	(67.0)	(46.5)
Other (expense) income, net	(9.1)	2.7	(15.5)	10.4
Total other expense	(40.9)	(20.6)	(78.7)	(34.0)
Income before income taxes	122.0	221.5	230.4	467.0
Income tax expense	34.2	58.6	59.5	123.3
Net income	$87.8	$162.9	$170.9	$343.7

Income per common share:
Basic	$0.56	$0.97	$1.08	$2.03
Diluted	$0.55	$0.96	$1.07	$2.02

Weighted average common shares outstanding:
Basic	157.8	168.4	157.8	169.0
Diluted	159.5	169.7	159.6	170.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Net income	$87.8	$162.9	$170.9	$343.7
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax of $— for the three and six months ended June 30, 2023 and 2022	32.7	(55.3)	54.7	(38.1)
Pension and other postretirement benefits adjustment, net of tax of $0.1 for the three and six months ended June 30, 2023 and 2022	(0.1)	(0.2)	(0.3)	(0.3)
Derivative financial instruments, net of tax of $(6.1) and $(1.5) for the three and six months ended June 30, 2023, respectively, and $(6.7) and $(19.2) for the three and six months ended June 30, 2022, respectively	17.7	19.3	4.2	55.7
Total other comprehensive income (loss), net of tax	50.3	(36.2)	58.6	17.3
Comprehensive income	$138.1	$126.7	$229.5	$361.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share data)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$429.5	$385.3
Trade accounts receivable, net of allowance for doubtful accounts of $14.3 and $13.1 at June 30, 2023 and December 31, 2022, respectively	1,501.4	1,489.9
Inventories	994.8	1,137.8
Prepaid expenses and other current assets	236.0	217.8
Total current assets	3,161.7	3,230.8
Property, plant, and equipment, net	1,092.3	1,055.0
Goodwill	2,363.8	2,288.2
Intangible assets, net	193.0	167.0
Deferred tax assets	21.9	20.7
Other assets	419.4	384.0
Total assets	$7,252.1	$7,145.7
Liabilities and stockholders’ equity
Current liabilities:
Short-term financing	$7.4	$—
Trade accounts payable	914.4	982.5
Current portion of long-term debt	41.6	38.9
Accrued compensation	96.8	204.7
Other accrued expenses	390.4	401.3
Total current liabilities	1,450.6	1,627.4
Long-term debt	2,408.8	2,426.9
Pension and other postretirement benefit liabilities	134.7	135.2
Deferred tax liabilities	113.3	106.2
Other long-term liabilities	408.7	355.8
Total liabilities	4,516.1	4,651.5
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 173,660,528 and 173,237,533 shares issued at June 30, 2023 and December 31, 2022, respectively	1.7	1.7
Additional paid-in capital	3,110.8	3,046.0
Treasury stock at cost, 15,876,417 and 15,254,566 shares at June 30, 2023 and December 31, 2022, respectively	(461.6)	(409.1)
Retained earnings	371.2	200.3
Accumulated other comprehensive loss	(286.1)	(344.7)
Total stockholders’ equity	2,736.0	2,494.2
Total liabilities and stockholders’ equity	$7,252.1	$7,145.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(in millions)	Common stock outstanding (shares)	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total
Balance as of March 31, 2023	157.7	$1.7	$3,104.1	$(461.6)	$283.4	$(336.4)	$2,591.2
Net income	—	—	—	—	87.8	—	87.8
Other comprehensive income, net of tax	—	—	—	—	—	50.3	50.3
Restricted stock units vested, net of tax withholdings	0.1	—	(0.1)	—	—	—	(0.1)
Stock option exercises	—	—	1.3	—	—	—	1.3
Stock-based compensation expense	—	—	5.5	—	—	—	5.5
Balance as of June 30, 2023	157.8	$1.7	$3,110.8	$(461.6)	$371.2	$(286.1)	$2,736.0

(in millions)	Common stock outstanding (shares)	Common stock	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of March 31, 2022	169.5	$1.7	$3,062.5	$(74.0)	$(164.2)	$(309.2)	$2,516.8
Net income	—	—	—	—	162.9	—	162.9
Other comprehensive loss, net of tax	—	—	—	—	—	(36.2)	(36.2)
Restricted stock units vested, net of tax withholdings	—	—	(0.3)	—	—	—	(0.3)
Stock option exercises	0.4	—	7.6	—	—	—	7.6
Employee stock purchase plan	—	—	0.8	—	—	—	0.8
Stock-based compensation expense	—	—	7.8	—	—	—	7.8
Purchases of treasury stock	(2.8)	—	—	(80.6)	—	—	(80.6)
Other	—	—	0.2	—	—	—	0.2
Balance as of June 30, 2022	167.1	$1.7	$3,078.6	$(154.6)	$(1.3)	$(345.4)	$2,579.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

(in millions)	Common stock outstanding (shares)	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total
Balance as of December 31, 2022	158.0	$1.7	$3,046.0	$(409.1)	$200.3	$(344.7)	$2,494.2
Net income	—	—	—	—	170.9	—	170.9
Other comprehensive income, net of tax	—	—	—	—	—	58.6	58.6
Restricted stock units vested, net of tax withholdings	0.3	—	(4.5)	—	—	—	(4.5)
Stock option exercises	0.1	—	3.2	—	—	—	3.2
Stock-based compensation expense	—	—	16.1	—	—	—	16.1
Purchases of treasury stock	(0.6)	—	50.0	(52.5)	—	—	(2.5)
Balance as of June 30, 2023	157.8	$1.7	$3,110.8	$(461.6)	$371.2	$(286.1)	$2,736.0

(in millions)	Common stock outstanding (shares)	Common stock	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2021	169.4	$1.7	$3,048.5	$(50.0)	$(345.0)	$(362.7)	$2,292.5
Net income	—	—	—	—	343.7	—	343.7
Other comprehensive income, net of tax	—	—	—	—	—	17.3	17.3
Restricted stock units vested, net of tax withholdings	0.5	—	(7.5)	—	—	—	(7.5)
Stock option exercises	0.7	—	16.0	—	—	—	16.0
Employee stock purchase plan	—	—	0.8	—	—	—	0.8
Stock-based compensation expense	—	—	21.7	—	—	—	21.7
Purchases of treasury stock	(3.5)	—	—	(104.6)	—	—	(104.6)
Other	—	—	(0.9)	—	—	—	(0.9)
Balance as of June 30, 2022	167.1	$1.7	$3,078.6	$(154.6)	$(1.3)	$(345.4)	$2,579.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Univar Solutions Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(in millions)	2023	2022
Operating activities:
Net income	$170.9	$343.7
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	89.4	88.9
Impairment charges	0.4	—
Amortization of deferred financing fees and debt discount	2.7	2.9
Gain on sale of property, plant, and equipment	(3.1)	(2.2)
Deferred income taxes	(3.6)	12.5
Stock-based compensation expense	16.1	21.7
Other	8.9	0.8
Changes in operating assets and liabilities:
Trade accounts receivable, net	23.9	(317.4)
Inventories	176.1	(288.4)
Prepaid expenses and other current assets	3.8	(37.4)
Trade accounts payable	(84.7)	157.5
Other, net	(129.5)	(68.8)
Net cash provided (used) by operating activities	271.3	(86.2)
Investing activities:
Purchases of property, plant, and equipment	(72.1)	(64.8)
Purchases of businesses, net of cash acquired	(130.3)	(3.8)
Proceeds from sale of property, plant, and equipment	11.4	3.2
Other	(0.8)	—
Net cash used by investing activities	(191.8)	(65.4)
Financing activities:
Payments on long-term debt and finance lease obligations	(21.4)	(68.0)
Proceeds under revolving credit facilities	573.1	925.6
Payments under revolving credit facilities	(596.1)	(609.5)
Taxes paid related to net share settlements of stock-based compensation awards	(8.4)	(7.5)
Purchases of treasury stock	(2.5)	(104.6)
Stock option exercises	3.2	16.0
Other	1.2	2.7
Net cash (used) provided by financing activities	(50.9)	154.7
Effect of exchange rate changes on cash and cash equivalents	15.6	(19.8)
Net increase (decrease) in cash and cash equivalents	44.2	(16.7)
Cash and cash equivalents at beginning of period	385.3	251.5
Cash and cash equivalents at end of period	$429.5	$234.8
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$67.0	$120.3
Interest, net of capitalized interest	56.6	37.5
Non-cash activities:
Additions of property, plant, and equipment included in trade accounts payable and other accrued expenses	$5.8	$3.0
Additions of property, plant, and equipment under a finance lease obligation	26.0	9.3
Additions of assets under an operating lease obligation	63.9	42.1

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
The Company’s Board of Directors has unanimously approved the Merger Agreement and the transactions contemplated thereby. On June 6, 2023, the Company's stockholders approved a proposal to adopt the Merger Agreement. The Company received approval by the Committee on Foreign Investment in the United States (“CFIUS”) on July 31, 2023. Assuming timely satisfaction of other necessary closing conditions, the transaction is expected to close as soon as August 1, 2023. If the Merger is consummated, the Company’s common stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934 at or after the Effective Time.
The Closing (as defined in the Merger Agreement) of the Merger is subject to the fulfillment or waiver of certain customary mutual closing conditions, including the receipt of certain other regulatory approvals, including other applicable antitrust and foreign investment reviews (which have been received), and the absence of any order, decree, or ruling by any other governmental entity in any jurisdiction in which Parent or the Company have material business operations and the absence of any law, statute, rule, regulation, decree, injunction, or order in any jurisdiction in which Parent or the Company have material business operations that prohibits or makes the consummation of the Merger illegal. The obligation of each party to consummate the Merger is also conditioned upon certain unilateral closing conditions, including the other party’s representations and warranties being accurate (subject to certain customary materiality exceptions) and the other party having performed in all material respects all obligations and complied in all material respects with its covenants in the Merger Agreement. The obligation of Parent to consummate the Merger is additionally conditioned upon the absence of a material adverse effect, as specified in the Merger Agreement, on the Company since the execution of the Merger Agreement. The availability of financing is not a condition to the consummation of the Merger.

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
The Merger Agreement also provides that a reverse termination fee of $379.2 million in cash will be payable by Parent to the Company under specified circumstances, including, among others, if (i) Parent fails to timely consummate the Merger following the completion of the Marketing Period (as defined in the Merger Agreement) after the satisfaction or waiver of certain closing conditions and the Company standing ready to consummate the Closing and (ii) Parent materially breaches its representations, warranties, covenants, or agreements under the Merger Agreement such that there is a failure of certain conditions to the Merger that is not timely cured. The Merger Agreement further provides that a regulatory termination fee of $291.7 million in cash will be payable by Parent to the Company under specified circumstances, including if (i) the Company or Parent terminates the Merger Agreement as of the End Date (as defined in the Merger Agreement) and all conditions to Closing have been satisfied other than regulatory-related conditions (including approval by CFIUS) or (ii) the Company or Parent terminates the Merger Agreement due to a final, non-appealable order enjoining or prohibiting the Merger that relates to an antitrust or foreign investment law.
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

2. Business combinations
Kale Kimya
On June 1, 2023, the Company acquired Kale Kimya, a leading regional specialty chemical distributor in Turkey, for total cash consideration of $119.7 million, net of cash acquired and subject to closing adjustments. Total consideration includes a holdback of $7.5 million that is expected to be paid, net of any closing adjustments, in the third quarter of 2023 and was recorded within other accrued expenses in the condensed consolidated balance sheets. Contingent consideration of up to €7 million was determined to have no acquisition date fair value as certain financial targets are not expected to be achieved. The transaction was accounted for under the acquisition method of accounting and the results of operations are included in the EMEA segment.
The following table presents the preliminary purchase price allocation:

(in millions)
Cash and cash equivalents	$0.4
Trade accounts receivable, net	24.2
Inventories	13.0
Prepaid expenses and other current assets	9.4
Goodwill	57.8
Intangible assets, net	41.5
Short-term financing	(7.6)
Trade accounts payable	(9.5)
Deferred tax liabilities	(7.1)
Other liabilities	(2.0)
Purchase consideration	120.1
Less: Cash and cash equivalents	0.4
Purchase consideration, net of cash	$119.7
The preliminary purchase price allocation is subject to change as additional information about the fair values of assets and liabilities becomes available.
The goodwill recognized is primarily attributable to synergies and the assembled workforce. The goodwill is included in the EMEA segment and is not deductible for income tax purposes. The identified intangible assets relate to customer relationships that will be amortized over a useful life of eight years.
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
Vicom Distribución Productos Quimicos, S.L. (“Vicom”)
On July 29, 2022, the Company acquired all of the outstanding equity interests in Vicom, a leading regional specialty chemical distributor in Spain and Portugal, for cash consideration of $14.5 million. The transaction was accounted for under the acquisition method of accounting and the results of operations are included in the EMEA segment. The final purchase price allocation included $3.4 million in identified intangible assets related to customer relationships and $5.6 million in goodwill, which is included in the EMEA segment and is not deductible for income tax purposes.

3. Goodwill and intangible assets, net
Goodwill
The following is a summary of goodwill activity by segment:

(in millions)	USA	EMEA	Canada	LATAM	Total
Balance as of December 31, 2022	$1,812.6	$12.6	$402.5	$60.5	$2,288.2
Acquisitions	—	57.8	—	3.2	61.0
Foreign currency translation	—	0.1	9.0	5.5	14.6
Balance as of June 30, 2023	$1,812.6	$70.5	$411.5	$69.2	$2,363.8
Intangible assets, net
The gross carrying amounts and accumulated amortization of the Company's intangible assets were as follows:

	June 30, 2023			December 31, 2022
(in millions)	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$983.4	$(793.2)	$190.2	$929.6	$(765.2)	$164.4
Other	171.4	(168.6)	2.8	167.0	(164.4)	2.6
Total intangible assets	$1,154.8	$(961.8)	$193.0	$1,096.6	$(929.6)	$167.0
Other intangible assets consist of intellectual property trademarks, trade names, producer relationships and contracts, non-compete agreements, and exclusive distribution rights.
The estimated annual amortization expense in each of the next five years is as follows:

(in millions)
2023	$46.4
2024	39.5
2025	35.6
2026	30.4
2027	24.8

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
The following table disaggregates external customer net sales by major category:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
USA
Chemical distribution	$1,594.0	$1,900.2	$3,246.4	$3,677.3
Services	72.2	70.0	149.0	136.1
Total external customer net sales	$1,666.2	$1,970.2	$3,395.4	$3,813.4
EMEA
Chemical distribution	$474.9	$547.1	$989.0	$1,109.3
Services	—	0.1	—	0.1
Total external customer net sales	$474.9	$547.2	$989.0	$1,109.4
Canada
Chemical distribution	$243.0	$298.2	$517.2	$591.6
Total external customer net sales	$243.0	$298.2	$517.2	$591.6
LATAM
Chemical distribution	$182.9	$196.8	$348.1	$377.5
Services	7.1	4.2	9.3	7.3
Total external customer net sales	$190.0	$201.0	$357.4	$384.8
Consolidated
Chemical distribution	$2,494.8	$2,942.3	$5,100.7	$5,755.7
Services	79.3	74.3	158.3	143.5
Total external customer net sales	$2,574.1	$3,016.6	$5,259.0	$5,899.2
Deferred revenue
Deferred revenues are recognized as contract liabilities when customers provide the Company with consideration prior to the Company satisfying its performance obligations and are recognized in revenue when the performance obligations are met. Deferred revenues relate to revenues that are expected to be recognized within one year and are recorded within other accrued expenses in the condensed consolidated balance sheets. Deferred revenues as of June 30, 2023 and December 31, 2022 were $5.9 million and $15.3 million, respectively.
Revenue recognized for the six months ended June 30, 2023 and 2022 from amounts included in contract liabilities at the beginning of the respective periods was $12.9 million and $16.4 million, respectively.

5. Supplemental financial information
Other operating expenses, net
Other operating expenses, net consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Acquisition and integration related expenses	$0.9	$—	$1.1	$—
Stock-based compensation expense	5.5	7.8	16.1	21.7
Restructuring charges	2.1	—	2.9	—
Gain on sale of property, plant, and equipment	(2.6)	(1.3)	(3.1)	(2.2)
Merger transaction costs	5.8	—	19.6	—
Other	0.8	(1.2)	1.3	1.5
Total other operating expenses, net	$12.5	$5.3	$37.9	$21.0
Other (expense) income, net
Other (expense) income, net consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Foreign currency loss, net	$(9.0)	$(4.4)	$(13.9)	$(3.9)
Undesignated derivative instruments	1.5	3.5	1.6	8.5
Non-operating retirement (costs) benefits	(0.9)	2.9	(1.9)	5.5
Other	(0.7)	0.7	(1.3)	0.3
Total other (expense) income, net	$(9.1)	$2.7	$(15.5)	$10.4
Cash and cash equivalents
Certain of the Company’s subsidiaries participate in a multi-currency, notional cash pooling arrangement with a third-party bank provider to manage global liquidity requirements (the “Notional Cash Pool”). Under the Notional Cash Pool, cash deposited by participating subsidiaries is pledged as security against the overdraft balances of other participating subsidiaries, providing legal rights of offset. As a result, the balances are presented on a net basis within cash and cash equivalents in the condensed consolidated balance sheets. As of June 30, 2023, the net cash position of the Notional Cash Pool was $117.8 million, which consisted of a gross cash balance of $262.8 million less a bank overdraft balance of $145.0 million. As of December 31, 2022, the net cash position of the Notional Cash Pool was $52.9 million, which consisted of a gross cash balance of $69.8 million less a bank overdraft balance of $16.9 million.
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

(in millions)
Balance as of December 31, 2022	$13.1
Provision for credit losses	2.2
Write-offs	(1.5)
Foreign exchange	0.5
Balance as of June 30, 2023	$14.3
Property, plant, and equipment, net

(in millions)	June 30, 2023	December 31, 2022
Property, plant, and equipment, at cost	$2,391.3	$2,303.9
Less: accumulated depreciation	(1,299.0)	(1,248.9)
Property, plant, and equipment, net	$1,092.3	$1,055.0

6. Earnings per share
The following table presents the basic and diluted earnings per share computations:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2023	2022	2023	2022
Net income	$87.8	$162.9	$170.9	$343.7

Weighted average common shares outstanding
Basic	157.8	168.4	157.8	169.0
Effect of dilutive securities: stock compensation plans	1.7	1.3	1.8	1.5
Diluted	159.5	169.7	159.6	170.5

Income per common share
Basic	$0.56	$0.97	$1.08	$2.03
Diluted	$0.55	$0.96	$1.07	$2.02
For the three and six months ended June 30, 2023 and 2022, weighted average common shares for stock-based compensation awards that were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive were less than 0.1 million.
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

7. Debt
Short-term financing
As of June 30, 2023, the Company had outstanding short-term financing facilities of $7.4 million. The Company had no outstanding balance as of December 31, 2022.
The Company had $128.7 million and $127.7 million of outstanding letters of credit as of June 30, 2023 and December 31, 2022, respectively.
Long-term debt
Long-term debt consisted of the following:

(in millions)	June 30, 2023	December 31, 2022
Senior Term Loan Facilities:
Term B-5 Loan due 2026, variable interest rate of 7.54% and 6.38% at June 30, 2023 and December 31, 2022, respectively	$386.0	$388.0
Term B-6 Loan due 2028, variable interest rate of 7.29% and 6.13% at June 30, 2023 and December 31, 2022, respectively	980.0	985.0
Asset Backed Loan (“ABL”) Facilities:
Senior ABL Credit Facility due 2027, variable interest rate of 6.52% and 5.59% at June 30, 2023 and December 31, 2022, respectively	330.0	353.0
Senior ABL Term Loan due 2027, variable interest rate of 6.71% and 6.17% at June 30, 2023 and December 31, 2022, respectively	200.0	200.0
Senior Unsecured Notes:
Senior Unsecured Notes due 2027, fixed interest rate of 5.13% at June 30, 2023 and December 31, 2022	454.0	454.0
Finance lease obligations	116.9	104.3
Total long-term debt before unamortized debt issuance costs and discount	2,466.9	2,484.3
Less: unamortized debt issuance costs and discount on debt	(16.5)	(18.5)
Total long-term debt	2,450.4	2,465.8
Less: current maturities	(41.6)	(38.9)
Total long-term debt, excluding current maturities	$2,408.8	$2,426.9
The weighted average interest rate on long-term debt, including the effect of designated and undesignated derivative instruments (refer to “Note 11: Derivatives” for more information), was 4.54% and 4.36% as of June 30, 2023 and December 31, 2022, respectively.
Senior Unsecured Notes
During the second quarter of 2022, the Company repaid $46.0 million of its Senior Unsecured Notes due 2027, resulting in a gain on extinguishment of debt of $1.5 million, which is included in other (expense) income, net in the condensed consolidated statements of operations.
Other Information
The fair values of debt were based on current market quotes for similar borrowings and credit risk adjusted for liquidity, margins, and amortization, as necessary, and are classified as Level 2 in the fair value hierarchy.

	June 30, 2023		December 31, 2022
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Total long-term debt	$2,450.4	$2,476.6	$2,465.8	$2,459.3

8. Employee benefit plans
The following table summarizes the components of net periodic benefit cost (income) recognized in the condensed consolidated statements of operations related to defined benefit plans:

	Domestic				Foreign
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Service cost (1)	$—	$—	$—	$—	$0.2	$0.4	$0.5	$0.7
Interest cost (2)	6.3	5.1	12.5	10.3	4.1	2.7	8.0	5.6
Expected return on plan assets (2)	(5.4)	(7.6)	(10.5)	(15.2)	(3.9)	(2.8)	(7.7)	(5.8)
Amortization of prior service credit (2)	—	—	—	—	(0.2)	(0.3)	(0.4)	(0.4)
Net periodic benefit cost (income)	$0.9	$(2.5)	$2.0	$(4.9)	$0.2	$—	$0.4	$0.1
(1)Service cost is included in warehousing, selling, and administrative expenses.
(2)These amounts are included in other (expense) income, net and represent non-operating retirement costs (benefits).
Multi-employer pension plan withdrawal liability
During the year ended December 31, 2021, the Company recognized its best estimate of a withdrawal liability of $31.2 million related to triggering events at all eight sites of the Central States, Southeast, and Southwest Areas Pension Plan (“Central States Pension Fund”), culminating in the Company ceasing to participate in the Central States Pension Fund. Upon an agreed final funding assessment with the Central States Pension Fund, the Company will recognize any differences between the estimated and actual withdrawal liability. As of June 30, 2023, this balance has not been adjusted and represents the Company's best estimate of its withdrawal liability.
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
9. Income taxes
The income tax expense and effective income tax rate for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Income tax expense	$34.2	$58.6	$59.5	$123.3
Effective income tax rate	28.0%	26.5%	25.8%	26.4%
The Company’s 2023 and 2022 effective income tax rates were higher than the US federal statutory rate of 21.0%, primarily due to higher rates on foreign earnings, US tax on foreign earnings, US state income taxes, and non-deductible employee costs.
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
In addition to the ASR, the Company repurchased on the open market approximately 0.1 million shares for $2.5 million during the six months ended June 30, 2023, approximately 2.8 million shares for $80.6 million during the three months ended June 30, 2022, and approximately 3.5 million shares for $104.6 million during the six months ended June 30, 2022. The Company did not repurchase any shares of its common stock during the three months ended June 30, 2023. The Company’s remaining stock repurchase authorization under the program was approximately $1,038.4 million as of June 30, 2023. While the Merger Agreement is in effect, the Company is prohibited from repurchasing shares of its common stock, except in limited circumstances detailed in the Merger Agreement. In this regard, the Company's ability to make repurchases pursuant to the share repurchase program is limited to an amount not to exceed $300.0 million per fiscal year.
Stock-based compensation
The Company grants stock-based compensation awards to employees and non-employee directors under the Univar Solutions Inc. 2020 Omnibus Incentive Plan. Most of the Company’s stock-based compensation awards to employees are granted in the first quarter of each year.
During the six months ended June 30, 2023, the Company granted the following stock-based awards to employees:
•671,702 of restricted stock units (“RSUs”) with a weighted-average fair value of $34.69 per share; and
•245,600 of performance-based restricted stock units ("PRSUs") with a weighted-average fair value of $36.44 per share.
As of June 30, 2023, the Company has unrecognized stock-based compensation expense related to non-vested RSUs of $23.0 million, which will be recognized over a weighted-average period of 1.3 years, and non-vested PRSUs of $8.8 million, which will be recognized over a weighted-average period of 1.3 years.
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

(in millions)	June 30, 2023	December 31, 2022
Designated Derivatives:
Interest rate swap contracts	$1,050.0	$650.0
Cross currency swap contracts	381.0	381.0
Undesignated Derivatives:
Foreign currency derivatives	$130.3	$149.2
Interest rate swap contracts	100.0	100.0
Cross currency swap contracts	19.0	19.0
The following table presents the pre-tax gains (losses) recognized in accumulated other comprehensive loss related to designated derivative instruments:

	Amount of gain (loss) recognized in accumulated other comprehensive loss				Amount of gain to be reclassified to consolidated statement of operations within the next 12 months
	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Effect of derivative instruments designated and qualifying as cash flow hedges:
Interest rate swap contracts	$28.2	$13.4	$18.8	$45.6	$26.9
Cross currency swap contracts	3.7	33.2	(0.3)	58.0	21.2

The following table presents the pre-tax effects of derivative instruments on the condensed consolidated statements of operations:

	Three Months Ended June 30,				Six months ended June 30,
	2023		2022		2023		2022
(in millions)	Interest expense	Other (expense) income, net	Interest expense	Other (expense) income, net	Interest expense	Other (expense) income, net	Interest expense	Other (expense) income, net
Total amounts per Condensed Consolidated Statements of Operations	$(33.8)	$(9.1)	$(24.3)	$2.7	$(67.0)	$(15.5)	$(46.5)	$10.4

Effect of derivative instruments designated and qualifying as cash flow hedges:
Interest rate swap contracts	$5.5	$—	$(1.3)	$—	$10.3	$—	$(3.9)	$—
Cross currency swap contracts	5.1	(2.5)	1.3	20.6	9.8	(7.3)	1.7	30.9

Effect of undesignated derivatives:
Foreign currency derivatives	$—	$0.7	$—	$1.0	$—	$1.0	$—	$1.9
Interest rate swap contracts	—	0.6	—	0.8	—	0.6	—	3.7
Cross currency swap contracts	—	0.2	—	1.7	—	—	—	2.9

The following table presents the Company’s gross assets and liabilities measured on a recurring basis and classified as Level 2 within the fair value hierarchy:

	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Classification	June 30, 2023	December 31, 2022	Balance Sheet Classification	June 30, 2023	December 31, 2022
Designated Derivatives:
Cross currency swap contracts	Prepaid expenses and other current assets	$21.2	$19.7	Other accrued expenses	$—	$—
Cross currency swap contracts	Other assets	24.7	35.4	Other long-term liabilities	—	—
Interest rate swap contracts	Prepaid expenses and other current assets	26.9	19.0	Other accrued expenses	—	—
Interest rate swap contracts	Other assets	35.9	35.2	Other long-term liabilities	—	—
Total designated derivatives		$108.7	$109.3		$—	$—

Undesignated Derivatives:
Foreign currency contracts	Prepaid expenses and other current assets	$—	$—	Other accrued expenses	$0.9	$0.9
Cross currency swap contracts	Prepaid expenses and other current assets	1.1	1.0	Other accrued expenses	—	—
Cross currency swap contracts	Other assets	1.2	1.8	Other long-term liabilities	—	—
Interest rate swap contracts	Prepaid expenses and other current assets	2.5	2.7	Other accrued expenses	—	—
Interest rate swap contracts	Other assets	—	0.5	Other long-term liabilities	—	—
Total undesignated derivatives		$4.8	$6.0		$0.9	$0.9

Total derivatives		$113.5	$115.3		$0.9	$0.9
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

12. Accumulated other comprehensive loss
The following table presents the changes in accumulated other comprehensive loss by component, net of tax:

(in millions)	Cash flow hedges	Defined benefit pension	Currency translation	Total
Balance as of March 31, 2023	$58.7	$15.9	$(411.0)	$(336.4)
Other comprehensive income before reclassifications	23.9	—	32.7	56.6
Amounts reclassified from accumulated other comprehensive loss	(6.2)	(0.1)	—	(6.3)
Net current period other comprehensive income (loss)	17.7	(0.1)	32.7	50.3
Balance as of June 30, 2023	$76.4	$15.8	$(378.3)	$(286.1)

Balance as of March 31, 2022	$25.6	$16.6	$(351.4)	$(309.2)
Other comprehensive income (loss) before reclassifications	34.5	—	(55.3)	(20.8)
Amounts reclassified from accumulated other comprehensive loss	(15.2)	(0.2)	—	(15.4)
Net current period other comprehensive income (loss)	19.3	(0.2)	(55.3)	(36.2)
Balance as of June 30, 2022	$44.9	$16.4	$(406.7)	$(345.4)

Balance as of December 31, 2022	$72.2	$16.1	$(433.0)	$(344.7)
Other comprehensive income before reclassifications	13.9	—	54.7	68.6
Amounts reclassified from accumulated other comprehensive loss	(9.7)	(0.3)	—	(10.0)
Net current period other comprehensive income (loss)	4.2	(0.3)	54.7	58.6
Balance as of June 30, 2023	$76.4	$15.8	$(378.3)	$(286.1)

Balance as of December 31, 2021	$(10.8)	$16.7	$(368.6)	$(362.7)
Other comprehensive income (loss) before reclassifications	77.0	—	(38.1)	38.9
Amounts reclassified from accumulated other comprehensive loss	(21.3)	(0.3)	—	(21.6)
Net current period other comprehensive income (loss)	55.7	(0.3)	(38.1)	17.3
Balance as of June 30, 2022	$44.9	$16.4	$(406.7)	$(345.4)

The following table is a summary of the amounts reclassified from accumulated other comprehensive loss to net income:

	Statement of Operations Classification	Three months ended June 30,		Six months ended June 30,
(in millions)		2023 (1)	2022 (1)	2023 (1)	2022 (1)
Amortization of defined benefit pension items:
Prior service credit	Other (expense) income, net	$(0.2)	$(0.3)	$(0.4)	$(0.4)
Tax expense	Income tax expense	0.1	0.1	0.1	0.1
Net of tax		(0.1)	(0.2)	(0.3)	(0.3)
Cash flow hedges:
Interest rate swap contracts	Interest expense	(5.5)	1.3	(10.3)	3.9
Cross currency swap contracts	Interest expense and other (expense) income, net	(2.6)	(21.9)	(2.5)	(32.6)
Tax expense	Income tax expense	1.9	5.4	3.1	7.4
Net of tax		(6.2)	(15.2)	(9.7)	(21.3)
Total reclassifications for the period, net of tax		$(6.3)	$(15.4)	$(10.0)	$(21.6)
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
Asbestos Claims
The Company is subject to liabilities from claims alleging personal injury from exposure to asbestos. The claims result primarily from an indemnification obligation related to Univar Solutions USA Inc.’s (“Univar”) 1986 purchase of McKesson Chemical Company from McKesson Corporation (“McKesson”). Univar is pursuing insurance coverage for certain matters under McKesson's historical insurance coverage to partially offset the impact of any fees, settlements, or judgments that Univar is obligated to pay because of its obligation to McKesson. As of June 30, 2023, there were approximately 260 asbestos-related cases for which Univar has the obligation to defend and indemnify; however, this number tends to fluctuate up and down over time. Historically, the vast majority of these asbestos cases have been dismissed without payment or with a nominal payment. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of these matters will have a material effect on its overall financial position, results of operations, or cash flows.
Canada Revenue Agency
In October 2022, the Company received notice from the Canada Revenue Agency ("CRA") proposing that certain historical financing transactions between one of the Company's Canadian subsidiaries (Univar Canada Ltd.) and one of the Company's US subsidiaries (Univar Holdco Canada LLC) should be recharacterized as equity and not debt for the 2015 and 2016 tax years. The CRA has proposed that certain deductions claimed by the Canadian entity should be denied, resulting in additional tax due, as well as interest and penalties on the unpaid tax. The proposed assessment against the Company, inclusive of interest and penalties of Canadian Dollar ("C$") 20.0 million, totals C$49.2 million.
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
Stockholder Litigation
In connection with the Merger Agreement, complaints were filed as individual actions in federal court, captioned O’Dell v. Univar Solutions Inc., et al., No. 1:23-cv-03314 (S.D.N.Y., April 20, 2023); Wang v. Univar Solutions Inc., et al., No. 1:23-cv-03370 (S.D.N.Y., April 21, 2023); Carlisle v. Univar Solutions Inc., et al., No. 1:23-cv-04131 (S.D.N.Y., May 18, 2023); and Jones v. Univar Solutions Inc., et al., No. 1:23-cv-00545-UNA (D. Del., May 18, 2023) (the "Federal Complaints"). In addition, one complaint was filed in Illinois state court in connection with the Merger Agreement, captioned Paul Berger Revocable Trust v. Braca, et al., No. 2023CH000094 (DuPage County Circuit Court, Chancery Division, Illinois, May 4, 2023) (the "State Complaint"). Finally, on April 25, 2023, May 1, 2023, May 2, 2023, May 19, 2023, May 22, 2023, May 23, 2023, May 25, 2023, and May 26, 2023, purported stockholders of the Company sent demand letters in connection with the Merger Agreement (the "Demands," and together with the Federal Complaints and the State Complaint, the "Shareholder Actions").

The Federal Complaints and Demands generally alleged that the preliminary proxy statement filed by the Company on April 13, 2023 in connection with the Merger Agreement (the “Preliminary Proxy Statement”), or the definitive proxy statement filed by the Company on May 2, 2023 (the "Definitive Proxy Statement"), misrepresent and/or omit certain purportedly material information, and assert violations of Section 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by the Company and the members of its Board of Directors. The State Complaint generally alleged, in connection with the Preliminary Proxy Statement and/or the Definitive Proxy Statement, violations of the Illinois Securities Act of 1953 (815 ILCS 5/12), fraudulent misrepresentation and concealment under Illinois law, and negligent misrepresentation and concealment under Illinois law. The Shareholder Actions sought, among other things: to enjoin the consummation of the transactions contemplated by the Merger Agreement unless and until the purportedly material information omitted from the Preliminary Proxy Statement or Definitive Proxy Statement is disclosed; rescission or rescissory damages in the event the transactions contemplated by the Merger Agreement are consummated; a declaration of violation and/or wrongdoing; direction for an accounting to the plaintiffs for all damages suffered as a result of the purported wrongdoing; an award of costs and disbursements of the actions, including reasonable attorneys’ and expert fees and expenses; and any other relief the court may deem just and proper. As of June 16, 2023, all of the Federal Complaints and the State Complaint have been dismissed.
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

Changes in total environmental liabilities, which were measured on an undiscounted basis, were as follows:

(in millions)
Environmental liabilities as of December 31, 2022	$90.9
Revised obligation estimates	7.1
Payments	(12.7)
Environmental liabilities as of June 30, 2023	$85.3

(in millions)	Balance Sheet Classification	June 30, 2023	December 31, 2022
Current environmental liabilities	Other accrued expenses	$27.5	$36.5
Long-term environmental liabilities	Other long-term liabilities	57.8	54.4
As of June 30, 2023, receivables for insurance recoveries of $6.4 million and $7.0 million were recorded within prepaid expenses and other current assets and other assets, respectively, in the condensed consolidated balance sheets. As of December 31, 2022, receivables for insurance recoveries of $6.7 million and $9.3 million were recorded within prepaid expenses and other current assets and other assets, respectively, in the condensed consolidated balance sheets. No insurance recoveries were recorded in the condensed consolidated statements of operations for the three and six months ended June 30, 2023. Insurance recoveries of $9.2 million were recorded within warehousing, selling, and administrative expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2022.
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

Financial information for the Company’s reportable segments was as follows:

(in millions)	USA	EMEA	Canada	LATAM	Other/ Eliminations(1)	Consolidated
Net sales
Three months ended June 30, 2023
External customers	$1,666.2	$474.9	$243.0	$190.0	$—	$2,574.1
Inter-segment	29.2	1.1	1.3	0.1	(31.7)	—
Net sales	$1,695.4	$476.0	$244.3	$190.1	$(31.7)	$2,574.1

Three months ended June 30, 2022
External customers	$1,970.2	$547.2	$298.2	$201.0	$—	$3,016.6
Inter-segment	43.8	3.0	2.5	0.1	(49.4)	—
Net sales	$2,014.0	$550.2	$300.7	$201.1	$(49.4)	$3,016.6

Six months ended June 30, 2023
External customers	$3,395.4	$989.0	$517.2	$357.4	$—	$5,259.0
Inter-segment	55.7	1.7	2.9	0.1	(60.4)	—
Net sales	$3,451.1	$990.7	$520.1	$357.5	$(60.4)	$5,259.0

Six months ended June 30, 2022
External customers	$3,813.4	$1,109.4	$591.6	$384.8	$—	$5,899.2
Inter-segment	72.3	3.7	4.3	0.1	(80.4)	—
Net sales	$3,885.7	$1,113.1	$595.9	$384.9	$(80.4)	$5,899.2
(1)Other/Eliminations represents the elimination of intersegment transactions.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Adjusted EBITDA
USA	$156.5	$198.6	$302.3	$407.8
EMEA	31.3	50.4	75.6	114.2
Canada	24.1	32.0	49.5	68.7
LATAM	13.0	16.2	22.9	32.4
Other/Eliminations (1)	(3.5)	(5.6)	(13.5)	(12.2)
Consolidated	$221.4	$291.6	$436.8	$610.9
(1)Other/Eliminations represents unallocated corporate costs consisting of items specifically related to parent company operations that do not directly benefit segments, either individually or collectively.

The following table is a reconciliation of net income to Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Net income	$87.8	$162.9	$170.9	$343.7
Depreciation	33.9	32.2	66.3	65.1
Amortization	11.9	12.0	23.1	23.8
Interest expense, net	31.8	23.3	63.2	44.4
Income tax expense	34.2	58.6	59.5	123.3
EBITDA	199.6	289.0	383.0	600.3
Other operating expenses, net	12.5	5.3	37.9	21.0
Other expense (income), net	9.1	(2.7)	15.5	(10.4)
Impairment charges	0.2	—	0.4	—
Adjusted EBITDA	$221.4	$291.6	$436.8	$610.9
15. Subsequent events
Termination of interest rate and cross currency swap contracts
In July 2023, the Company elected to terminate seven interest rate swap contracts and all of its cross currency swap contracts. Upon termination, the Company received $52.6 million for interest rate swap contracts with an aggregate notional value of $750.0 million as of June 30, 2023 and $36.9 million for cross currency swap contracts with an aggregate notional value of $400.0 million. Amounts relating to these terminated derivatives recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets will be amortized to earnings over the remaining lives of the original contracts, which were scheduled to expire between March 2024 and May 2028. The Company has two remaining interest rate swap contracts with an aggregate notional value of $400.0 million through June 2028, which were designated to the Term B-6 Loan.
Notice of redemption for Senior Unsecured Notes
On July 21, 2023, the Company provided notice to U.S. Bank National Association (in such capacity, the “Trustee”) under that certain Indenture, dated as of November 22, 2019 (as amended, supplemented or otherwise modified from time to time, including by that certain First Supplemental Indenture, dated as of November 22, 2019, the “Indenture”), among Univar Solutions USA Inc. (the “Issuer”), the Company, the subsidiary guarantors from time to time party thereto, and the Trustee, relating to the Issuer’s 5.125% Senior Notes due 2027 (the “Notes”), that on August 1, 2023 (the “Redemption Date”), subject to and conditioned upon the closing of the Merger (such condition, the “Condition”), the Company intends to redeem all $454.0 million in aggregate principal amount of the Notes at a redemption price of 102.563% of the principal amount thereof, plus accrued and unpaid interest, in accordance with the terms of the Indenture. At the Company’s discretion, the Redemption Date may be delayed until such time as the Condition is satisfied (or waived by the Company in its sole discretion). The Company may rescind the notice of redemption in its sole discretion if the Condition is not satisfied.

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
Factors Affecting Comparability of Results
Acquisitions
On June 1, 2023, we acquired Kale Kimya, a leading regional specialty chemical distributor in Turkey.
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
A summary of our sales channel and underlying end market performance as of June 30, 2023, with corresponding impacts from the current environment are as follows (percentages represent 2023 second quarter Consolidated Net sales):
Chemicals and Services (67%) - Within our Chemicals and Services sales channel, we saw resilient growth in inorganic chemistries as well as our Energy and Mining markets. We have a focus on expanding our role in Municipal and Industrial Water treatment, with a wide array of chemistries and services designed to help manage and purify water. In our core chemical distribution, we are seeing lower demand in product sales; however, cost and pricing remain higher as inflation is entrenched in the supply chain. Our services business is experiencing increased activity as customers incorporate sustainability into their strategic initiatives. We are seeing pockets of increased demand in select end markets tied to electric vehicle and green energy production.
Ingredients and Specialties (33%) - Our Ingredients and Specialties sales channel has experienced the impacts of a decline in consumer demand, particularly within Coatings, Adhesives, Sealants, and Elastomers and Personal Care, as customers react to lower demand, a need to destock existing inventories, and some deflationary pressures. We are encouraged by our Pharma business as we drive ongoing activity with the support of our formulations lab and technically focused sales strategy. In Food, we are seeing the benefits of our specialty ingredients focus, despite the volatility in certain pricing categories. In Household and Industrial Cleaning, we are observing an acceleration of demand in automotive care and industrial cleaning.

Results of Operations

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
(in millions)	2023	2022		2023	2022
Net sales	$2,574.1	$3,016.6	(14.7)%	$5,259.0	$5,899.2	(10.9)%
Cost of goods sold (exclusive of depreciation)	1,949.3	2,280.6	(14.5)%	3,994.9	4,433.7	(9.9)%
Operating expenses:
Outbound freight and handling	113.9	125.7	(9.4)%	231.3	241.6	(4.3)%
Warehousing, selling, and administrative	289.5	318.7	(9.2)%	596.0	613.0	(2.8)%
Other operating expenses, net	12.5	5.3	135.8%	37.9	21.0	80.5%
Depreciation	33.9	32.2	5.3%	66.3	65.1	1.8%
Amortization	11.9	12.0	(0.8)%	23.1	23.8	(2.9)%
Impairment charges	0.2	—	N/M	0.4	—	N/M
Total operating expenses	461.9	493.9	(6.5)%	955.0	964.5	(1.0)%
Operating income	162.9	242.1	(32.7)%	309.1	501.0	(38.3)%
Other expense:
Interest income	2.0	1.0	100.0%	3.8	2.1	81.0%
Interest expense	(33.8)	(24.3)	39.1%	(67.0)	(46.5)	44.1%
Other (expense) income, net	(9.1)	2.7	N/M	(15.5)	10.4	N/M
Total other expense	(40.9)	(20.6)	98.5%	(78.7)	(34.0)	131.5%
Income before income taxes	122.0	221.5	(44.9)%	230.4	467.0	(50.7)%
Income tax expense	34.2	58.6	(41.6)%	59.5	123.3	(51.7)%
Net income	$87.8	$162.9	(46.1)%	$170.9	$343.7	(50.3)%

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
(in millions)	2023	2022		2023	2022
Gross profit (exclusive of depreciation):
Net sales	$2,574.1	$3,016.6	(14.7)%	$5,259.0	$5,899.2	(10.9)%
Cost of goods sold (exclusive of depreciation)	1,949.3	2,280.6	(14.5)%	3,994.9	4,433.7	(9.9)%
Gross profit (exclusive of depreciation)	$624.8	$736.0	(15.1)%	$1,264.1	$1,465.5	(13.7)%
Net sales
Net sales decreased $442.5 million, or 14.7%, and $640.2 million, or 10.9%, for the three and six months ended June 30, 2023, respectively. On a constant currency basis, net sales decreased $448.9 million, or 14.9%, and $607.1 million, or 10.3%, for the three and six months ended June 30, 2023, respectively. The decrease in net sales was primarily due to lower demand. Refer to the “Analysis of Segment Results” for additional information.
Gross profit (exclusive of depreciation)
Gross profit (exclusive of depreciation) decreased $111.2 million, or 15.1%, and $201.4 million, or 13.7%, for the three and six months ended June 30, 2023, respectively. On a constant currency basis, gross profit (exclusive of depreciation) decreased $112.3 million, or 15.3%, and $193.5 million, or 13.2%, for the three and six months ended June 30, 2023, respectively. The decrease in gross profit (exclusive of depreciation) was primarily attributable to lower demand and higher input cost inflation. Refer to the “Analysis of Segment Results” and “Non-GAAP Financial Measures” for additional information.
Operating expenses
Outbound freight and handling
Outbound freight and handling expenses decreased $11.8 million, or 9.4%, and $10.3 million, or 4.3%, for the three and six months ended June 30, 2023, respectively. On a constant currency basis, outbound freight and handling expenses decreased $12.1 million, or 9.6%, and $9.4 million, or 3.9%, for the three and six months ended June 30, 2023, respectively. Refer to the “Analysis of Segment Results” for additional information.

Warehousing, selling, and administrative
Warehousing, selling, and administrative expenses (“WS&A”) decreased $29.2 million, or 9.2%, and $17.0 million, or 2.8%, for the three and six months ended June 30, 2023, respectively. On a constant currency basis, WS&A decreased $30.0 million, or 9.4%, and $14.3 million, or 2.4%, for the three and six months ended June 30, 2023, respectively, primarily attributable to lower variable compensation, partially offset by higher operating costs. The comparison for the six months ended June 30, 2023 was also impacted by an environmental remediation recovery in the prior year. Refer to the “Analysis of Segment Results” for additional information.
Other operating expenses, net
Other operating expenses, net increased $7.2 million for the three months ended June 30, 2023 and $16.9 million for the six months ended June 30, 2023. Refer to “Note 5: Supplemental financial information” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Depreciation and Amortization
Depreciation expense increased $1.7 million, or 5.3%, and $1.2 million, or 1.8%, for the three and six months ended June 30, 2023, respectively. On a constant currency basis, depreciation expense increased $1.5 million, or 4.7%, and $1.5 million, or 2.3%, for the three and six months ended June 30, 2023, respectively.
Amortization expense decreased $0.1 million, or 0.8%, and $0.7 million, or 2.9%, for the three and six months ended June 30, 2023, respectively.
Other expense
Interest expense
Interest expense increased $9.5 million, or 39.1%, and $20.5 million, or 44.1%, for the three and six months ended June 30, 2023, respectively, primarily due to higher average interest rates on floating rate debt. Refer to “Note 7: Debt” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other (expense) income, net
Other (expense) income, net changed unfavorably by $11.8 million and $25.9 million for the three and six months ended June 30, 2023, respectively. Refer to “Note 5: Supplemental financial information” in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Income tax expense
Income tax expense was $34.2 million and $58.6 million for the three months ended June 30, 2023 and 2022, respectively, resulting in an effective income tax rate of 28.0% and 26.5% for the respective periods. Income tax expense was $59.5 million and $123.3 million for the six months ended June 30, 2023 and 2022, respectively, resulting in an effective income tax rate of 25.8% and 26.4% for the respective periods.
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
Analysis of Segment Results
USA

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
(in millions)	2023	2022		2023	2022
Net sales:
External customers	$1,666.2	$1,970.2	(15.4)%	$3,395.4	$3,813.4	(11.0)%
Inter-segment	29.2	43.8	(33.3)%	55.7	72.3	(23.0)%
Total net sales	1,695.4	2,014.0	(15.8)%	3,451.1	3,885.7	(11.2)%
Cost of goods sold (exclusive of depreciation)	1,276.2	1,518.8	(16.0)%	2,608.8	2,917.6	(10.6)%
Outbound freight and handling	85.1	94.4	(9.9)%	173.0	180.2	(4.0)%
Warehousing, selling, and administrative	177.6	202.2	(12.2)%	367.0	380.1	(3.4)%
Adjusted EBITDA	$156.5	$198.6	(21.2)%	$302.3	$407.8	(25.9)%

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
(in millions)	2023	2022		2023	2022
Gross profit (exclusive of depreciation):
Net sales	$1,695.4	$2,014.0	(15.8)%	$3,451.1	$3,885.7	(11.2)%
Cost of goods sold (exclusive of depreciation)	1,276.2	1,518.8	(16.0)%	2,608.8	2,917.6	(10.6)%
Gross profit (exclusive of depreciation)	$419.2	$495.2	(15.3)%	$842.3	$968.1	(13.0)%
External sales decreased $304.0 million, or 15.4%, and $418.0 million, or 11.0%, for the three and six months ended June 30, 2023, respectively, primarily due to lower demand.
Gross profit (exclusive of depreciation) decreased $76.0 million, or 15.3%, and $125.8 million, or 13.0%, for the three and six months ended June 30, 2023, respectively, primarily attributable to lower demand and higher input cost inflation. Gross margin increased from 25.1% for the three months ended June 30, 2022 to 25.2% for the three months ended June 30, 2023 and decreased from 25.4% for the six months ended June 30, 2022 to 24.8% for the six months ended June 30, 2023.
Outbound freight and handling expenses decreased $9.3 million, or 9.9%, and $7.2 million, or 4.0%, for the three and six months ended June 30, 2023, respectively, primarily due to cost reduction initiatives and lower volume, partially offset by higher delivery costs caused by inflation.
WS&A decreased $24.6 million, or 12.2%, and $13.1 million, or 3.4%, for the three and six months ended June 30, 2023, respectively, primarily attributable to lower variable compensation, partially offset by higher operating costs. The comparison for the six months ended June 30, 2023 was also impacted by an environmental remediation recovery in the prior year. As a percentage of external sales, WS&A increased from 10.3% for the three months ended June 30, 2022 to 10.7% for the three months ended June 30, 2023 and increased from 10.0% for the six months ended June 30, 2022 to 10.8% for the six months ended June 30, 2023, primarily due to the decrease in sales.

Adjusted EBITDA decreased $42.1 million, or 21.2%, and $105.5 million, or 25.9%, for the three and six months ended June 30, 2023, respectively, primarily driven by lower gross profit (exclusive of depreciation), partially offset by lower WS&A and outbound freight and handling expenses. Adjusted EBITDA margin decreased from 10.1% in the three months ended June 30, 2022 to 9.4% for the three months ended June 30, 2023 and decreased from 10.7% in the six months ended June 30, 2022 to 8.9% for the six months ended June 30, 2023, primarily due to the increase in operating expenses as a percentage of external sales.
EMEA

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
(in millions)	2023	2022		2023	2022
Net sales:
External customers	$474.9	$547.2	(13.2)%	$989.0	$1,109.4	(10.9)%
Inter-segment	1.1	3.0	(63.3)%	1.7	3.7	(54.1)%
Total net sales	476.0	550.2	(13.5)%	990.7	1,113.1	(11.0)%
Cost of goods sold (exclusive of depreciation)	368.0	419.7	(12.3)%	764.1	841.0	(9.1)%
Outbound freight and handling	15.8	17.8	(11.2)%	32.4	34.8	(6.9)%
Warehousing, selling, and administrative	60.9	62.3	(2.2)%	118.6	123.1	(3.7)%
Adjusted EBITDA	$31.3	$50.4	(37.9)%	$75.6	$114.2	(33.8)%

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
(in millions)	2023	2022		2023	2022
Gross profit (exclusive of depreciation):
Net sales	$476.0	$550.2	(13.5)%	$990.7	$1,113.1	(11.0)%
Cost of goods sold (exclusive of depreciation)	368.0	419.7	(12.3)%	764.1	841.0	(9.1)%
Gross profit (exclusive of depreciation)	$108.0	$130.5	(17.2)%	$226.6	$272.1	(16.7)%
External sales decreased $72.3 million, or 13.2%, and $120.4 million, or 10.9%, for the three and six months ended June 30, 2023, respectively. On a constant currency basis, external sales decreased $74.8 million, or 13.7%, and $92.4 million, or 8.3%, for the three and six months ended June 30, 2023, respectively. The decrease was primarily due to lower demand.
Gross profit (exclusive of depreciation) decreased $22.5 million, or 17.2%, and $45.5 million, or 16.7%, for the three and six months ended June 30, 2023, respectively. On a constant currency basis, gross profit (exclusive of depreciation) decreased $23.3 million, or 17.9%, and $39.8 million, or 14.6%, for the three and six months ended June 30, 2023, respectively. The decrease was primarily due to lower demand and higher input cost inflation. Gross margin decreased from 23.8% for the three months ended June 30, 2022 to 22.7% for the three months ended June 30, 2023 and decreased from 24.5% for the six months ended June 30, 2022 to 22.9% for the six months ended June 30, 2023, primarily impacted by input cost inflation.
Outbound freight and handling expenses decreased $2.0 million, or 11.2%, and $2.4 million, or 6.9%, for the three and six months ended June 30, 2023, respectively. On a constant currency basis, outbound freight and handling expenses decreased $2.3 million, or 12.9%, and $1.9 million, or 5.5%, for the three and six months ended June 30, 2023, primarily due to lower volume, partially offset by higher delivery costs caused by inflation.
WS&A decreased $1.4 million, or 2.2%, and $4.5 million, or 3.7%, for the three and six months ended June 30, 2023, respectively. On a constant currency basis, WS&A decreased $1.8 million, or 2.9%, and $2.3 million, or 1.9%, for the three and six months ended June 30, 2023, respectively, primarily due to lower variable compensation, partially offset by higher operating expenses. As a percentage of external sales, WS&A increased from 11.4% for the three months ended June 30, 2022 to 12.8% for the three months ended June 30, 2023 and increased from 11.1% for the six months ended June 30, 2022 to 12.0% for the six months ended June 30, 2023, primarily due to the decrease in sales.
Adjusted EBITDA decreased $19.1 million, or 37.9%, and $38.6 million, or 33.8%, for the three and six months ended June 30, 2023, respectively. On a constant currency basis, Adjusted EBITDA decreased $19.2 million, or 38.1%, and $35.6 million, or 31.2%, for the three and six months ended June 30, 2023, respectively, primarily due to lower gross profit (exclusive of depreciation). Adjusted EBITDA margin decreased from 9.2% for the three months ended June 30, 2022 to 6.6% for the three months ended June 30, 2023 and decreased from 10.3% for the six months ended June 30, 2022 to 7.6% for the six months ended June 30, 2023, primarily due to lower gross margin and the increase in operating expenses as a percentage of external sales.

Canada

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
(in millions)	2023	2022		2023	2022
Net sales:
External customers	$243.0	$298.2	(18.5)%	$517.2	$591.6	(12.6)%
Inter-segment	1.3	2.5	(48.0)%	2.9	4.3	(32.6)%
Total net sales	244.3	300.7	(18.8)%	520.1	595.9	(12.7)%
Cost of goods sold (exclusive of depreciation)	185.1	231.2	(19.9)%	397.4	451.9	(12.1)%
Outbound freight and handling	8.3	10.2	(18.6)%	18.0	20.1	(10.4)%
Warehousing, selling, and administrative	26.8	27.3	(1.8)%	55.2	55.2	—%
Adjusted EBITDA	$24.1	$32.0	(24.7)%	$49.5	$68.7	(27.9)%

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
(in millions)	2023	2022		2023	2022
Gross profit (exclusive of depreciation):
Net sales	$244.3	$300.7	(18.8)%	$520.1	$595.9	(12.7)%
Cost of goods sold (exclusive of depreciation)	185.1	231.2	(19.9)%	397.4	451.9	(12.1)%
Gross profit (exclusive of depreciation)	$59.2	$69.5	(14.8)%	$122.7	$144.0	(14.8)%
External sales decreased $55.2 million, or 18.5%, and $74.4 million, or 12.6%, for the three and six months ended June 30, 2023, respectively. On a constant currency basis, external sales decreased $42.8 million, or 14.4%, and $43.5 million, or 7.4%, for the three and six months ended June 30, 2023, respectively, primarily due to lower demand.
Gross profit (exclusive of depreciation) decreased $10.3 million, or 14.8%, and $21.3 million, or 14.8%, for the three and six months ended June 30, 2023, respectively. On a constant currency basis, gross profit (exclusive of depreciation) decreased $7.3 million, or 10.5%, and $14.0 million, or 9.7%, for the three and six months ended June 30, 2023, respectively, primarily attributable to lower demand and higher input cost inflation. Gross margin increased from 23.3% for the three months ended June 30, 2022 to 24.4% for the three months ended June 30, 2023 and decreased from 24.3% for the six months ended June 30, 2022 to 23.7% for the six months ended June 30, 2023.
Outbound freight and handling expenses decreased $1.9 million, or 18.6%, and $2.1 million, or 10.4%, for the three and six months ended June 30, 2023, respectively. On a constant currency basis, outbound freight and handling expenses decreased $1.4 million, or 13.7%, and $1.0 million, or 5.0%, for the three and six months ended June 30, 2023, respectively, primarily due to lower volume.
WS&A decreased $0.5 million, or 1.8%, and remained flat for the three and six months ended June 30, 2023, respectively. On a constant currency basis, WS&A increased by $0.8 million, or 2.9%, and $3.2 million, or 5.8%, for the three and six months ended June 30, 2023, respectively, primarily due to higher operating costs, partially offset by lower variable compensation. As a percentage of external sales, WS&A increased from 9.2% for the three months ended June 30, 2022 to 11.0% for the three months ended June 30, 2023 and increased from 9.3% for the six months ended June 30, 2022 to 10.7% for the six months ended June 30, 2023, primarily due to the decrease in sales.
Adjusted EBITDA decreased $7.9 million, or 24.7%, and $19.2 million, or 27.9%, for the three and six months ended June 30, 2023, respectively. On a constant currency basis, Adjusted EBITDA decreased $6.7 million, or 20.9%, and $16.2 million, or 23.6%, for the three and six months ended June 30, 2023, respectively. The decrease was primarily due to lower gross profit (exclusive of depreciation). Adjusted EBITDA margin decreased from 10.7% for the three months ended June 30, 2022 to 9.9% for the three months ended June 30, 2023 and decreased from 11.6% for the six months ended June 30, 2022 to 9.6% for the six months ended June 30, 2023, primarily due to the increase in operating expenses as a percentage of external sales.

LATAM

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
(in millions)	2023	2022		2023	2022
Net sales:
External customers	$190.0	$201.0	(5.5)%	$357.4	$384.8	(7.1)%
Inter-segment	0.1	0.1	—%	0.1	0.1	—%
Total net sales	190.1	201.1	(5.5)%	357.5	384.9	(7.1)%
Cost of goods sold (exclusive of depreciation)	151.7	160.3	(5.4)%	285.0	303.6	(6.1)%
Outbound freight and handling	4.7	3.3	42.4%	7.9	6.5	21.5%
Warehousing, selling, and administrative	20.7	21.3	(2.8)%	41.7	42.4	(1.7)%
Adjusted EBITDA	$13.0	$16.2	(19.8)%	$22.9	$32.4	(29.3)%

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
(in millions)	2023	2022		2023	2022
Gross profit (exclusive of depreciation):
Net sales	$190.1	$201.1	(5.5)%	$357.5	$384.9	(7.1)%
Cost of goods sold (exclusive of depreciation)	151.7	160.3	(5.4)%	285.0	303.6	(6.1)%
Gross profit (exclusive of depreciation)	$38.4	$40.8	(5.9)%	$72.5	$81.3	(10.8)%
External sales decreased $11.0 million, or 5.5%, and $27.4 million, or 7.1%, for the three and six months ended June 30, 2023, respectively. On a constant currency basis, external net sales decreased $27.2 million, or 13.5%, and $53.1 million, or 13.8%, for the three and six months ended June 30, 2023, respectively, primarily due to lower demand.
Gross profit (exclusive of depreciation) decreased $2.4 million, or 5.9%, and $8.8 million, or 10.8%, for the three and six months ended June 30, 2023, respectively. On a constant currency basis, gross profit (exclusive of depreciation) decreased $5.6 million, or 13.7%, and $13.9 million, or 17.1%, for the three and six months ended June 30, 2023, respectively, primarily due to lower demand and input cost inflation. Gross margin decreased from 20.3% for the three months ended June 30, 2022 to 20.2% for the three months ended June 30, 2023 and decreased from 21.1% for the six months ended June 30, 2022 to 20.3% for the six months ended June 30, 2023, primarily impacted by input cost inflation.
Outbound freight and handling expenses increased $1.4 million, or 42.4%, and $1.4 million, or 21.5%, for the three and six months ended June 30, 2023, respectively. On a constant currency basis, outbound freight and handling expenses increased $0.9 million, or 27.3%, and $0.8 million, or 12.3%, for the three and six months ended June 30, 2023, respectively, primarily due to higher delivery costs caused by inflation.
WS&A decreased $0.6 million, or 2.8%, and $0.7 million, or 1.7%, for the three and six months ended June 30, 2023, respectively. On a constant currency basis, WS&A decreased $2.2 million, or 10.3%, and $3.5 million, or 8.3%, for the three and six months ended June 30, 2023, respectively, primarily due to a higher corporate cost allocation in the prior year as a result of a SAP implementation. As a percentage of external sales, WS&A increased from 10.6% for the three months ended June 30, 2022 to 10.9% for the three months ended June 30, 2023 and increased from 11.0% for the six months ended June 30, 2022 to 11.7% for the six months ended June 30, 2023, primarily due to the decrease in sales.
Adjusted EBITDA decreased $3.2 million, or 19.8%, and $9.5 million, or 29.3%, for the three and six months ended June 30, 2023, respectively. On a constant currency basis, Adjusted EBITDA decreased $4.3 million, or 26.5%, and $11.2 million, or 34.6%, for the three and six months ended June 30, 2023, respectively, primarily due to lower gross profit (exclusive of depreciation). Adjusted EBITDA margin decreased from 8.1% for the three months ended June 30, 2022 to 6.8% for the three months ended June 30, 2023 and decreased from 8.4% for the six months ended June 30, 2022 to 6.4% for the six months ended June 30, 2023, primarily due to the increase in operating expenses as a percentage of external sales.

Liquidity and Capital Resources
The Company’s primary sources of liquidity are cash generated from operations and borrowings under its committed Senior ABL Credit Facility. As of June 30, 2023, liquidity for the Company was $1,142.6 million, comprised of $429.5 million of cash and cash equivalents and $713.1 million of available borrowings under our credit facility. The credit facility is guaranteed by certain significant subsidiaries and secured by such parties’ eligible accounts receivable, inventory, and cash with a maximum borrowing capacity of $1.6 billion. Significant reductions in our accounts receivable, inventory, and cash would reduce our availability to access liquidity under the credit facility. We have no active financial maintenance covenants in our credit agreements; however, there is a springing fixed charge coverage ratio (“FCCR”) under the revolving credit facility of 1.0x, applicable only if availability is less than or equal to 10% of the borrowing capacity. If the FCCR was applicable, the calculation would have been 4.6x as of June 30, 2023.
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
Cash Flows
The following table presents a summary of our cash flows:

	Six months ended June 30,
(in millions)	2023	2022
Net cash provided (used) by operating activities	$271.3	$(86.2)
Net cash used by investing activities	(191.8)	(65.4)
Net cash (used) provided by financing activities	(50.9)	154.7
Operating Activities
Cash provided by operating activities increased $357.5 million for the six months ended June 30, 2023. The increase was primarily due to the timing of changes in trade working capital, partially offset by lower net income, exclusive of non-cash items, and the other, net cash flow item.
Cash provided by trade working capital, which includes trade accounts receivable, net, inventories, and trade accounts payable, increased $563.6 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The year-over-year increase in cash provided by trade working capital was due to a favorable change in inventories related to the timing of purchases and a favorable change in trade accounts receivable, net related to the timing of sales and cash collections, partially offset by an increase in cash used by trade accounts payable primarily attributable to the timing of payments.

The change in net income, exclusive of non-cash items, decreased $186.6 million from $468.3 million for the six months ended June 30, 2022 to $281.7 million for the six months ended June 30, 2023. Cash used by other, net increased $60.7 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily attributable to accrued compensation and timing differences related to other assets and liabilities.
Investing Activities
Investing cash flows for the six months ended June 30, 2023 included cash paid for the Kale Kimya acquisition of $112.2 million, capital expenditures of $72.1 million, cash paid for the ChemSol Group acquisition of $18.0 million, and proceeds of $11.4 million from the sale of property, plant, and equipment. Investing cash flows for the six months ended June 30, 2022 included capital expenditures of $64.8 million, cash paid for acquisitions of $3.8 million, and proceeds of $3.2 million from the sale of property, plant, and equipment.
Financing Activities
Financing cash flows for the six months ended June 30, 2023 included net payments under revolving credit facilities of $23.0 million and long-term debt repayments of $21.4 million. Financing cash flows for the six months ended June 30, 2022 included net proceeds under revolving credit facilities of $316.1 million, long-term debt repayments of $68.0 million, and share repurchases of $104.6 million.
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
•the failure to satisfy any of the other closing conditions to the completion of the Merger within the expected timeframes or at all;
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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation as of June 30, 2023 of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer concluded the Company’s disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The completion of the Merger is subject to certain closing conditions and the failure to consummate the Merger within the expected timeframe or at all could adversely impact our business, financial condition, and results of operations.
The respective obligations of the Company and Parent to consummate the Merger are subject to the fulfillment or waiver of certain customary mutual closing conditions and the absence of any order, decree, or ruling by any other governmental entity in any jurisdiction in which Parent or the Company have material business operations and the absence of any law, statute, rule, regulation, decree, injunction, or order in any jurisdiction in which Parent or the Company have material business operations that prohibits or makes the consummation of the Merger illegal. The obligation of each party to consummate the Merger is also conditioned upon certain unilateral closing conditions, including the other party’s representations and warranties being accurate (subject to certain customary materiality exceptions) and the other party having performed in all material respects all obligations and complied in all material respects with its covenants in the Merger Agreement. The obligation of Parent to consummate the Merger is additionally conditioned upon the absence of a material adverse effect, as specified in the Merger Agreement, on the Company since the execution of the Merger Agreement.
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
Litigation relating to the Merger has been and may be filed against us or our Board of Directors. Among other remedies, claimants could seek damages and/or to enjoin the Merger and the other transactions contemplated by the Merger Agreement. An adverse ruling in any such lawsuit may delay or prevent the proposed Merger from being completed. Any such actions may create uncertainty relating to the Merger and may be costly and distracting to our management.
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
The Company did not repurchase any shares of its common stock during the three months ended June 30, 2023. The Company's remaining stock repurchase authorization under the program was approximately $1,038.4 million as of June 30, 2023.

Item 5. Other Information
Trading Arrangements
None of the Company's directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended June 30, 2023.

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
Date: July 31, 2023

By:	/s/ Nicholas W. Alexos
Nicholas W. Alexos Executive Vice President and Chief Financial Officer
Date: July 31, 2023